Form 10-Q
period 2019-12-31
OneWater Marine Inc.
filed 2020-03-20
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-39213

OneWater Marine Inc.
 (Exact name of registrant as specified in its charter)

Delaware	83-4330138
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6275 Lanier Islands Parkway Buford, Georgia	30518
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): (678) 541-6300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01 per share	ONEW	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No*

* The registrant completed its initial public offering on February 11, 2020 and, accordingly, has not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 6,087,906 shares of Class A common stock, par value $0.01 per share, and 8,462,392 shares of Class B common stock, par value $0.01 per share, outstanding as of March 9, 2020.

ONEWATER MARINE INC.
 FORM 10-Q
 FOR THE QUARTER ENDED DECEMBER 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our final prospectus (“Final Prospectus”), dated February 6, 2020, and filed with the U.S. Securities and Exchange Commission (the “SEC”), pursuant to Rule 424b under the Securities Act of 1933 (the “Securities Act”), on February 10, 2020. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

●	general economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, fuel prices, levels of discretionary income and consumer spending patterns;

●	economic conditions in certain geographic regions in which we primarily generate our revenue;

●	credit markets and the availability and cost of borrowed funds;

●	our business strategy, including acquisitions and same-store growth;

●	our ability to integrate acquired dealer groups;

●	our ability to maintain our relationships with manufacturers, including meeting the requirements of our dealer agreements and receiving the benefits of certain manufacturer incentives;

●	our ability to finance working capital and capital expenditures;

●	general domestic and international political and regulatory conditions, including changes in tax or fiscal policy and global public health concerns;

●	our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

●	our operating cash flows, the availability of capital and our liquidity;

●	our future revenue, same-store sales, income, financial condition, and operating performance;

●	our ability to sustain and improve our utilization, revenue and margins;

●	competition;

●	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

●	our ability to manage our inventory and retain key personnel;

●	environmental conditions and real or perceived human health or safety risks;

●	any potential tax savings we may realize as a result of our organizational structure;

●	uncertainty regarding our future operating results and profitability; and

●	plans, objectives, expectations and intentions that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the boat industry, our acquisition strategies, the inability to comply with the financial and other covenants and metrics in our credit facilities, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in the Final Prospectus and discussed elsewhere in this Quarterly Report on Form 10-Q.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

OneWater Marine Inc.
Condensed Balance Sheets

	December 31, 2019	September 30, 2019
	(Unaudited) (In whole dollars)
Assets
Cash	$10	$10
Total assets:	$10	$10

Liabilities and Stockholder’s Equity

Commitments and Contingencies (Note 4)

Stockholder’s Equity:
Common stock, $0.01 par value per share, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2019 and September 30, 2019	$10	$10
Total liabilities and stockholder’s equity:	$10	$10

OneWater Marine Inc.
Notes to Condensed Balance Sheets
(Unaudited)

1.	Organization

OneWater Marine Inc. (“OneWater Inc’’) was incorporated in Delaware on April 3, 2019 and was a wholly owned subsidiary of One Water Marine Holdings, LLC (‘‘OneWater LLC’’) as of September 30 2019 and December 31, 2019. Pursuant to a reorganization into a holding company structure, OneWater Inc will be the holding company and its sole material asset will be the minority equity interest in OneWater LLC, which holds all of the equity interest in One Water Assets & Operations (‘‘OWAO’’ or “Opco”). As the sole managing member of OneWater LLC, OneWater Inc will operate and control all of the business and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries, conduct its business. As a result, beginning in the second quarter of fiscal year 2020, OneWater Inc will consolidate the financial results of OneWater LLC and report a non-controlling interest in its consolidated financial statements. OneWater Inc is a subchapter C corporation subject to both federal and state income taxes.

On February 11, 2020, OneWater Marine Inc. completed its initial public offering (the “Offering”) of 5,307,693 shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), which includes the exercise in full of the underwriters’ option to purchase up to 692,308 additional shares of Class A common stock pursuant to the Underwriting Agreement, at an offering price of $12.00 per share. OneWater Inc received proceeds from the Offering of $59.2 million, net of underwriting discounts and commissions, which was used to purchase limited liability company interests in OneWater LLC (“LLC Units”). The material terms of the Offering are described in the prospectus, dated February 6, 2020, filed by OneWater Inc with the Securities and Exchange Commission on February 10, 2020, which forms a part of OneWater Inc’s Registration Statement on Form S-1 (File No. 333-232639) (the “Registration Statement”). See Note 5 for additional detail.

2	Summary of Significant Accounting Policies

Basis of Presentation

The condensed balance sheets were prepared in conformity with U.S. generally accepted accounting principles. Separate statements of operations, changes in stockholder’s equity and cash flows have not been presented because OneWater Inc has not engaged in any business or other activities except in connection with its formation and initial capitalization.

3	Stockholder’s Equity

OneWater Inc was authorized to issue 1,000 shares of common stock, par value $0.01 per share, all of which were issued and outstanding as of September 30, 2019 and December 31, 2019. On April 3, 2019, OneWater Inc issued 1,000 shares of common stock to OneWater LLC for $10.00.

On February 11, 2020 in connection with the Organizational Transactions (as defined below), OneWater Inc amended and restated its certificate of incorporation to authorize (i) 40,000,000 shares of Class A common stock, par value $0.01 per share, (ii) 10,000,000 shares of Class B common stock, par value $0.01 per share, and (iii) 1,000,000 shares of Preferred stock, par value $0.01 per share. Shares of Class A common stock have one vote per share and have economic rights. Shares of Class B common stock have no economic rights, but have one vote per share.

Holders of OneWater LLC Units (“LLC Unitholders”) are entitled to exchange LLC Units, together with an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC’s election, for cash. Accordingly, as LLC Unitholders exchange LLC Units, the voting power afforded to them by their shares of Class B common stock will be correspondingly replaced by the voting power afforded to them by their shares of Class A common stock received in the exchange.

4	Commitments and Contingencies

We did not have any commitments or contingencies as of September 30, 2019 or December 31, 2019.

5	Subsequent Events

Organizational Transactions

In connection with the Offering and the related reorganization, OneWater Inc and OneWater LLC completed the following transactions (collectively, the “Organizational Transactions”):

●
OneWater LLC amended and restated its limited liability company agreement to, among other things, provide for a single class of common units representing ownership interests in OneWater LLC and provide a mechanism pursuant to which LLC Unitholders may exchange LLC Units, together with an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC’s elections, cash;

●	OneWater Inc amended and restated its certificate of incorporation and bylaws to, among other things, provide for Class A and Class B common stock and Preferred stock;
●
Legacy Owners (references made herein to “Legacy Owners” refer to the owners of OneWater LLC as they existed immediately prior to OneWater Inc’s public offering) exchanged their existing membership interests in OneWater LLC for LLC Units;

●	Certain Legacy Owners contributed, directly or indirectly, their OneWater LLC Units to OneWater Inc in exchange for 780,213 shares of Class A common stock;
●
OneWater Inc issued 5,307,693 shares of Class A common stock (including the full exercise of the underwriters’ option to purchase additional shares of Class A common stock) to purchasers in the Offering in exchange for $59.2 million, net of underwriting discounts and commissions;

●
OneWater Inc contributed the $59.2 million of net proceeds of the Offering to OneWater LLC in exchange for an additional number of OneWater LLC Units such that OneWater Inc holds a total number of OneWater LLC Units equal to the number of shares of Class A common stock outstanding following the Offering;

●
OneWater LLC used the net proceeds, cash on hand and borrowings under the Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. (i) to pay $3.2 million to one Legacy Owner in exchange for the surrender of a preferred distribution right and (ii) to contribute cash to OWAO in exchange for additional units therein, and OWAO used such cash to fully redeem the preferred interest in subsidiary held by Goldman Sachs & Co. LLC and certain of its affiliates (collectively, “Goldman”) and affiliates of The Beekman Group (“Beekman”).

●
OneWater Inc entered into a tax receivable agreement (the ‘‘Tax Receivable Agreement”) with certain of the Legacy Owners that will continue to be LLC Unitholders. The Tax Receivable Agreement generally provides for the payment by OneWater Inc to such LLC Unitholders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using the estimated impact of state and local taxes) that OneWater Inc actually realizes (or is deemed to realize in certain circumstances) in periods after the Offering as a result of, as applicable to each such LLC Unitholder, (i) certain increases in tax basis that occur as a result of OneWater Inc’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such LLC Unitholder’s LLC Units pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Tax Receivable Agreement) or that relate to prior transfers of such LLC Units that will be available to OneWater Inc as a result of its acquisitions of those units and (ii) imputed interest deemed to be paid by OneWater Inc as a result of, and additional tax basis arising from, any payments OneWater Inc makes under the Tax Receivable Agreement. OneWater Inc will retain the benefit of the remaining 15% of these net cash savings;

●
In connection with the Offering, the Board of Directors of OneWater Inc (the “Board”) adopted a long-term incentive plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the code) is 1,385,799. The LTIP will be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP;

●
In connection with the consummation of the Offering, OneWater Inc granted to its named executive officers equity-based awards under the LTIP, which consist of (i) 17,333 restricted stock units subject to time-based vesting (“RSUs”) for each of Messrs. Singleton (Chief Executive Officer) and Aisquith (Chief Operating Officer), and (ii) 10,000 RSUs for Mr. Ezzell (Chief Financial Officer).

As a result of the Organizational Transactions and the Offering:

●	OneWater Inc’s shareholders purchasing in the Offering collectively own approximately 5.3 million shares of the Class A common stock;
●	Legacy Owners collectively own approximately 0.8 million shares of the Class A common stock;
●	LLC Unitholders own approximately 8.5 million LLC Units and approximately 8.5 million shares of Class B common stock;
●	the Class A common stock collectively represents 100% of the economic interest and approximately 42% of the voting power in OneWater Inc; and
●	the Class B common stock collectively represents approximately 58% of the voting power in OneWater Inc.

One Water Marine Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2019	September 30, 2019
	($ in thousands) (Unaudited)
Assets
Current assets:
Cash	$10,461	$11,108
Restricted cash	250	384
Accounts receivable	9,574	15,294
Inventories	313,837	277,338
Prepaid expenses and other current assets	11,945	9,969
Total current assets	346,067	314,093

Property and equipment, net	17,489	15,954

Other assets:
Deposits	345	345
Identifiable intangible assets	61,304	61,304
Goodwill	113,059	113,059
Total other assets	174,708	174,708
Total assets:	$538,264	$504,755

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$5,610	$5,546
Other payables and accrued expenses	14,188	16,567
Customer deposits	7,736	4,880
Notes payable – floor plan	264,481	225,377
Current portion of long-term debt	6,823	11,124
Total current liabilities	298,838	263,494

Long-term Liabilities:
Other long-term liabilities	1,569	1,598
Warrant liability	50,116	50,887
Long-term debt, net of current portion and unamortized debt issuance costs	67,013	64,789
Total liabilities	417,536	380,768

Redeemable preferred interest in subsidiary	87,053	86,018

Members’ Equity:
Members’ Equity attributable to One Water Marine Holdings, LLC	27,961	31,770
Equity attributable to non-controlling interests	5,714	6,199
Total liabilities and Members’ Equity:	$538,264	$504,755

One Water Marine Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Operations

For the three months ended December 31	2019	2018
	($ in thousands except share and per share data) (Unaudited)
Revenues
New boat sales	$98,102	$67,564
Pre-owned boat sales	37,821	19,914
Finance & insurance income	4,325	2,164
Service, parts & other sales	13,450	13,636
Total revenues	153,698	103,278

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat cost of sales	81,601	55,322
Pre-owned boat cost of sales	32,220	16,881
Service, parts & other cost of sales	7,688	7,756
Total cost of sales	121,509	79,959

Selling, general and administrative expenses	28,440	21,629
Depreciation and amortization	760	607
Income from operations	2,989	1,083

Other expense (income)
Interest expense – floor plan	2,659	1,787
Interest expense – other	1,853	1,228
Transaction costs	437	298
Change in fair value of warrant liability	(771)	(4,695)
Other income, net	(122)	(45)
Total other expense (income), net	4,056	(1,427)

Net (loss) income	(1,067)	2,510

Less: Net income attributable to non-controlling interest	247	277
Net (loss) income attributable to One Water Marine Holdings, LLC	(1,314)	2,233

Redeemable preferred interest, dividends and accretion	2,345	2,214
OneWater LLC preferred distribution	49	47
Net loss attributable to common interest holders	$(3,708)	$(28)

Loss per unit attributable to common interest holders:
Basic	$(48.42)	$(0.37)
Diluted	$(48.42)	$(0.37)

One Water Marine Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Members’ Equity

		($ in thousands) (Unaudited)
		Members’ Equity
	Redeemable Preferred Interest in Subsidiary	Common Interest	Non- controlling interest in Subsidiary	Total Members’ Equity
Balance at September 30, 2018	$79,965	$15,963	$5,093	$21,056
Net income	-	2,233	277	2,510
Distributions to members	(823)	(126)	(500)	(626)
Accumulated unpaid preferred returns	2,057	(2,057)	-	(2,057)
Accretion of redeemable preferred and issuance costs	157	(157)	-	(157)
Equity-based compensation	-	39	-	39
Balance at December 31, 2018	$81,356	$15,895	$4,870	$20,765

		Members’ Equity
	Redeemable Preferred Interest in Subsidiary	Common Interest	Non- controlling interest in Subsidiary	Total Members’ Equity
Balance at September 30, 2019	$86,018	$31,770	$6,199	$37,969
Net (loss) income	-	(1,314)	247	(1,067)
Distributions to members	(1,310)	(189)	(732)	(921)
Accumulated unpaid preferred returns	2,183	(2,183)	-	(2,183)
Accretion of redeemable preferred and issuance costs	162	(162)	-	(162)
Equity-based compensation	-	39	-	39
Balance at December 31, 2019	$87,053	$27,961	$5,714	$33,675

One Water Marine Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows

For the three months ended December 31	2019	2018
	($ in thousands) (Unaudited)
Cash flows from operating activities
Net (loss) income	$(1,067)	$2,510
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	760	607
Equity-based awards	39	39
(Gain) loss on asset disposals	(143)	27
Change in fair value of long-term warrant liability	(771)	(4,695)
Non-cash interest expense	1,721	708
(Increase) decrease in assets:
Accounts receivable	5,720	1,553
Inventories	(36,499)	(60,179)
Prepaid expenses and other current assets	70	(566)
Deposits	-	22
Increase (decrease) in liabilities:
Accounts payable	64	(2,066)
Other payables and accrued expenses	(1,472)	(1,331)
Customer deposits	2,855	1,639
Net cash used in operating activities	(28,723)	(61,732)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(1,997)	(1,979)
Proceeds on disposal of property and equipment	235	27
Cash used in acquisitions	-	(1,567)
Net cash used in investing activities	(1,762)	(3,519)
Cash flows from financing activities
Net borrowings from floor plan	39,105	55,728
Proceeds from long-term debt	-	3,000
Payments on long-term debt	(2,504)	(127)
Payments of debt issuance costs	(79)	-
Payments of deferred offering costs	(3,547)	-
Payment of acquisition contingent consideration	(1,040)	-
Distributions to redeemable preferred interest members	(1,310)	(823)
Distributions to members	(921)	(626)
Net cash provided by financing activities	29,704	57,152
Net change in cash	(781)	(8,099)
Cash and restricted cash at beginning of period	11,492	15,757
Cash and restricted cash at end of period	$10,711	$7,658

Supplemental cash flow disclosures
Cash paid for interest	$2,791	$2,307

Noncash items
Acquisition purchase price funded by seller notes payable	$-	$6,354
Purchase of property and equipment funded by long-term debt	419	293

One Water Marine Holdings, LLC and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of Company and Basis of Presentation

Description of the Business

One Water Marine Holdings, LLC (‘‘OneWater LLC’’ or the “Company”) was organized as a limited liability company under the law of the State of Delaware in 2014. OneWater LLC does not have revenue generating operations of its own and is dependent on the earnings and cash flows of its operating subsidiaries. After formation of OneWater LLC, the assets of Singleton Marine and Legendary Marine were contributed in 2014 in exchange for an equity interest in OneWater LLC. Subsequently, the Company has completed the acquisition of 17 dealer groups comprised of 40 stores and as of December 31, 2019, operates a total of 63 stores in eleven states, consisting of Alabama, Florida, Georgia, Kentucky, Maryland, Massachusetts, New York, North Carolina, Ohio, South Carolina, and Texas.

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies.

Operating results are generally subject to seasonal variations. Demand for products are generally highest during the third and fourth quarters of the fiscal year and, accordingly, revenues are generally expected to be higher during these periods. General economic conditions and consumer spending patterns can negatively impact the Company’s operating results. Unfavorable local, regional, national, or global economic developments, global public health concerns or uncertainties could reduce consumer spending and adversely affect the Company’s business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which the Company operates stores, particularly in the Southeast, can have a major impact on the Company’s overall results of operations. Local influences such as corporate downsizing, inclement weather such as hurricanes and other storms, environmental conditions, and other events could adversely affect the Company’s operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on the Company’s business.

Sales of new boats from the Company’s top ten brands represent approximately 41.8% and 45.2% of total sales for the three months ended December 31, 2019 and 2018, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt and Pursuit, accounted for 14.4% and 11.9% of consolidated revenue for the three months ended December 31, 2019 and 2018, respectively. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of OneWater LLC and its wholly-owned subsidiaries. Additionally, the Company consolidates two subsidiaries with minority members: South Shore Assets and Operations (“SSAO”) and Bosun’s Assets and Operations (“BAO”). The Company maintains control over both SSAO and BAO as it has 100.0% voting rights of each entity but only a 75.0% ownership interest. Accordingly, the results of operations of SSAO and BAO have been included in accompanying unaudited condensed consolidated financial statements from the date of their respective acquisition and their minority interest in these subsidiaries has been recorded accordingly. Singleton Assets and Operations (“SAO”), Legendary Assets and Operations (“LAO”), South Florida Assets and Operations (“SFAO”), Midwest Assets and Operations (“MAO”), One Water Assets & Operations (“OWAO”), BAO and SSAO are collectively referred to herein as ‘‘the Company’’. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 13 for additional information on our non-controlling interests.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements and reflect the consolidated accounts of OneWater LLC, wholly-owned subsidiaries and the majority-owned subsidiaries SSAO and BAO.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the prospectus filed by OneWater Inc with the SEC on February 10, 2020 in accordance with Rule 424(b) of the Securities Exchange Act of 1933. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

All intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying unaudited condensed consolidated financial statements in order to conform to current presentation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the year ending on September 30. Additionally, since there are no differences between net income and comprehensive income, all references to comprehensive income have been excluded from the accompanying unaudited condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Initial Public Offering

On February 11, 2020, OneWater Marine Inc. (“OneWater Inc”) completed its initial public offering (the “Offering”) of 5,307,693 shares of OneWater Inc’s Class A common stock, par value $0.01 per share (the “Class A common stock”), which includes the exercise in full of the underwriters’ option to purchase up to 692,308 additional shares of Class A common stock pursuant to the Underwriting Agreement, at a price to the public of $12.00 per share. See Note 13 for additional information on our initial public offering.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, other payables and accrued expenses and debt. The carrying values of cash, accounts receivable, accounts payable and other payables and accrued expenses approximate their fair values due to their short-term nature. The carrying value of debt approximates its fair value due to the debt agreements bearing interest at rates that approximate current market rates for debt agreements with similar maturities and credit quality.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value the Company considers the aging of the boats, historical sales of a brand and current market conditions. The cost of parts and accessories is determined using the weighted average cost method.

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the initial public offering are capitalized. The deferred offering costs will be offset against proceeds from the Offering upon the closing. As of December 31, 2019 and September 30, 2019, respectively, $4.7 million and $2.6 million of deferred offering costs have been recorded in prepaid expenses and other current assets.

Goodwill and Other Identifiable Intangible Assets

Goodwill and intangible assets are accounted for in accordance with FASB Accounting Standards Codification 350, ‘‘Intangibles - Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization.

Sales Tax

The Company collects sales tax on all of the Company’s sales to nonexempt customers and remits the entire amount to the states that imposed the sales tax on and concurrent with specific sales transactions. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.

Revenue Recognition

Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits at such time. We are the principal with respect to revenue from new, used and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.

Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. Prior to the adoption of ASU 2014-09 (as defined below), revenue from parts and service operations were recognized when the customer took delivery of the part or serviced boat. Due to the short period of time from contract inception to completion, the impact of recording labor and parts incurred but not billed at the end of the reporting period in accordance with the standard adoption was de minimis.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. Subject to our agreements and in the event of early cancellation of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We constrain our estimate of variable consideration associated with chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three months ended December 31, 2019 and December 31, 2018.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited consolidated condensed balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three months ended December 31, 2019 is as follows:

Three Months Ended December 31, 2019
Beginning contract liability	$4,880
Revenue recognized from contract liabilities included in the beginning balance	(4,673)
Increases due to cash received, net of amounts recognized in revenue during the period	7,529
Ending contract liability	$7,736

The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31, 2019.

Three Months Ended December 31, 2019
Goods and services transferred at a point in time	94.9%
Goods and services transferred over time	5.1%
Total Revenue	100.0%

Loss per Share

Basic loss per common interest is computed by dividing net loss attributable to common interest holders by the weighted-average common units outstanding during the period. Diluted loss per common interest is computed by dividing loss attributable to common interest holders by the weighted-average common units and unit equivalents outstanding during the period. Loss attributable to common interest holders reflects accretion of redeemable preferred interest in subsidiary, dividends and issuance costs.

The following table illustrates the dilutive effect of profits in interest unit agreements and common warrants outstanding:

For the three months ended December 31	2019	2018
Common units outstanding	76,573	75,816
Weighted average common unit equivalents outstanding	26,545	27,217
Diluted common unit equivalents	103,118	103,033

For the three months ended December 31, 2019 and 2018, the diluted common unit equivalents were not utilized in calculating loss per unit attributable to common interest holders as the impact would be anti-dilutive.

Income Taxes

No provision for income taxes is made in the accompanying unaudited condensed consolidated financial statements since the Company, as a limited liability company (LLC), is treated as a partnership for federal and state income tax purposes whereby the members are responsible for recording their proportionate share of the Company’s income or loss in their tax returns. Management does not believe there are any uncertain tax positions as defined by FASB Accounting Standards Codification (ASC) 740, ‘‘Income Taxes’’, at December 31, 2019 and September 30, 2019.

Vendor Consideration Received

Consideration received from vendors is accounted for in accordance with the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Pursuant to ASC 606, manufacturer incentives based upon cumulative volume of sales and purchases are recorded as a reduction of inventory cost and related cost of sales when the amounts are probable and reasonably estimable.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, those relating to inventory mark downs, certain assumptions related to intangible and long-lived assets, share based compensation, fair value of warrants and accruals for expenses relating to business operations.

Segment Information

As of December 31, 2019 and September 30, 2019, the Company had one operating segment. The marine retail segment consists of retail boat dealerships offering the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

3.	New Accounting Pronouncements

As an ‘‘emerging growth company’’ (‘‘EGC’’), the Jumpstart Our Business Startups Act (‘‘JOBS Act’’) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

Adoption of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (‘‘ASU’’) No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606)’’ (‘‘ASU 2014-09’’), as subsequently amended, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-09 is effective for a public company’s annual reporting periods beginning after December 15, 2017. As an EGC the Company has elected to adopt ASU 2014-09 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted this update on October 1, 2019 using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. No adjustment was made to retained earnings as of the adoption date and no adjustments were made to the Company’s unaudited condensed consolidated financial statements.

As part of the adoption of the ASU, the Company elected to use the following practical expedients (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company’s transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less and (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less.

In August 2016, the FASB issued ASU 2016-15, ‘‘Statement of Cash Flows (Topic 230)’’ (‘‘ASU 2016-15’’). Additionally, in November 2016, the FASB issued ASU 2016-18, ‘‘Statement of Cash Flows (Topic 230)’’ (‘‘ASU 2016-18’’). These updates require organizations to reclassify certain cash receipts and cash payments within the Statement of Cash Flows and modify the classification and presentation of restricted cash. These ASU’s are effective for a public company’s annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. As an EGC, the Company has elected to adopt these ASU’s following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, including interim reporting periods within fiscal years beginning after December 15, 2019. The Company adopted this update on October 1, 2019 and it did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, ‘‘Business Combinations (Topic 805)’’ (‘‘ASU 2017-01’’). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. As an EGC the Company has elected to adopt ASU 2017-01 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company adopted this update on October 1, 2019 and it did not impact the consolidated financial statements.

Adoption of Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, ‘‘Leases (Topic 842)’’ (‘‘ASU 2016-02’’). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for a public company’s annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. As an EGC the Company has elected to adopt ASU 2016-02 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, earlier application is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements, related disclosures and internal controls over financial reporting. The Company plans to adopt ASU 2016-02 in the fiscal year 2022 and expects the adoption of ASU 2016-02 to have a significant and material impact on the consolidated balance sheet given the current lease agreements for the Company’s stores. Based on the current assessment, it is expected that most of the operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on the consolidated financial statements and related disclosures and internal control over financial reporting.

In August 2018, the FASB issued ASU 2018-15, ‘‘Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,’’ (“ASU 2018-15”) which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends ASC 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. ASU 2018-15 is effective for a public company’s annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. As an EGC, the Company has elected to adopt ASU 2018-15 following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt ASU 2018-15 in fiscal year 2022.

In June 2016, the FASB issued ASU 2016-13, ‘‘Financial instruments — Credit Losses’’ (“ASU 2016-13”). ASU 2016-13 requires entities to report ‘‘expected’’ credit losses on financial instruments and other commitments to extend credit rather than the current ‘‘incurred loss’’ model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. ASU 2016-13 is effective for a public company’s annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. As an EGC, the Company has elected to adopt ASU 2016-13 following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2022, including interim periods within those annual periods. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt ASU 2016-13 in fiscal year 2024.

4.	Acquisitions

The Company completed no acquisitions in the three months ended December 31, 2019. The Company completed 5 acquisitions for the fiscal year ended September 30, 2019.

The Company completed one acquisition for the three months ended December 31, 2018. On December 1, 2018, the Company purchased The Slalom Shop, LLC (‘‘Slalom Shop’’), a Texas boat retailer comprised of two stores. The acquisition expands the Company’s presence in the state of Texas, expands the Company’s product offering and strengthens its market share in a top boating market. The purchase price was $7.9 million with $1.6 million paid at closing, $5.1 million due to seller note payable which was paid in full during Fiscal 2019 and $1.3 million financed through a note payable to the seller bearing interest at a rate of 5.0% per year. The note is payable in one lump sum three years from the closing date, with interest payments due quarterly.

The table below summarizes the fair values of the assets acquired at the acquisition date, including the goodwill recorded as a result of this transaction.

($ in thousands)	Three months ended December 31, 2018
Prepaid expenses	$26
Inventory	6,726
Property and equipment	3
Identifiable intangible assets	3,003
Goodwill	3,348
Liabilities assumed	(5,185)
Total purchase price	$7,921

5.	Inventories

Inventories consisted of the following at:

($ in thousands)	December 31, 2019	September 30, 2019
New vessels	$268,552	$234,312
Pre-owned vessels	35,169	33,729
Work in process, parts and accessories	10,116	9,297
	$313,837	$277,338

6.	Goodwill and Other Identifiable Intangible Assets

The Company reviews goodwill for impairment annually in the fiscal fourth quarter, or more often if events or circumstances indicate that impairment may have occurred. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require OneWater LLC to record goodwill impairment. As of December 31, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair value of our reporting unit is less than its carrying value. As a result, we were not required to perform a quantitative goodwill impairment test.

Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. As of December 31, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our identifiable intangible assets are less than their carrying values. As a result, we were not required to perform a quantitative identifiable intangible assets impairment test.

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks and administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On November 26, 2019, the Company and certain of its subsidiaries entered into the fifth amended and restated Inventory Financing Agreement (the “Inventory Financing Facility”) and, among other things, extended the maturity of the Inventory Financing Facility to September 28, 2021 and increased the maximum amount of borrowings under the Inventory Financing Facility from $292.5 million to $392.5 million. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers). The outstanding balance of the facility was $264.5 million and $225.4 million, as of December 31, 2019 and September 30, 2019, respectively.

Interest on new boats and for rental units is calculated using the one month London Inter-Bank Offering Rate (“LIBOR”) rate plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of December 31, 2019 the interest rate on the Inventory Financing Facility ranged from 4.51% to 6.76% for new inventory and 4.76% to 7.01% for pre-owned inventory. As of September 30, 2019 the interest rate on the Inventory Financing Facility ranged from 4.77% to 7.02% for new inventory and 5.02% to 7.27% for pre-owned inventory. Borrowing capacity available at December 31, 2019 and September 30, 2019 was $128.0 million and $67.1 million, respectively.

8.	Long-term Debt and Line of Credit

($ in thousands)	December 31, 2019	September 30, 2019
Multi-draw term note payable to Goldman Sachs Specialty Lending Group, L.P. and OWM BIP Investor, LLC, secured and bearing interest at 10.0% per annum. Refinanced on February 11, 2020. See Note 13 for further details	$57,203	$58,000
Revolving note payable for an amount up to $5.0 million to Goldman Sachs Specialty Lending Group, L.P. and OWM BIP Investor, LLC, secured and bearing interest at 10.0% per annum. Refinanced on February 11, 2020. See Note 13 for further details	-	-
Note payable to Rambo Marine, Inc., unsecured and bearing interest at 7.5% per annum. The note requires annual interest payments, with a balloon payment of principal due on July 1, 2020	3,133	3,133
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through July 2025	2,482	2,371
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Marina Mikes, LLC, unsecured and bearing interest at 5.0% per annum. The note requires annual interest payments, with a balloon payment of principal due on June 1, 2020	2,125	2,125
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Lab Marine, Inc., unsecured and bearing interest at 6.0% per annum. The note requires annual interest payments, with a balloon payment of principal due on March 1, 2021	1,500	1,500
Note payable to Sunrise Marine, Inc. and Sunrise Marine of Alabama, Inc., unsecured and bearing interest at 6.0% per annum. The note was repaid in full	-	1,400
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2021	1,271	1,271
Note payable to Bosun’s Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments with a balloon payment due on June 1, 2021	1,227	1,227
Note payable to Rebo, Inc., unsecured and bearing interest at 5.5% per annum. The note requires annual interest payments with a balloon payment due on April 1, 2021	1,000	1,000
Note payable to Texas Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments, with a balloon payment of principal due on August 1, 2020	815	815
	74,840	76,926
Less current portion	(6,823)	(11,124)
Less unamortized portion of debt issuance costs	(1,004)	(1,013)
	$67,013	$64,789

9.	Members’ Equity

The Company was organized as a Delaware limited liability company on March 28, 2014. Each member’s liability is limited to its capital contribution. Within members’ equity, there are three classes of membership units as follows:

	Units Outstanding	Equity Interest
Common Voting Membership Interests (Class A)	73,140	73.1%
Common Non-Voting Membership Interests (Class B)	1,860	1.9%
Investor Voting Warrants	25,000	25.0%
	100,000	100.0%

Investor Voting Warrants

On October 28, 2016, the Company issued 25,000 OneWater LLC common unit warrants in exchange for $1.0 million. The common unit warrants have a ten-year life from the date of issuance and provide the holders with a put right after 5 years, or potentially earlier, under certain circumstances. The holders of the warrants maintain full voting rights in OneWater LLC. The common unit warrants can be exercised for $0.0001 per unit in exchange for cash or common units of OneWater LLC. As the common unit warrants may be settled in cash at the election of the holder, the fair value of the common unit warrants has been included in warrant liability in the accompanying unaudited condensed consolidated balance sheets.

The Company engaged a third-party valuation specialist to assist management in performing a valuation of the fair value of the common unit warrants outstanding. Accordingly, the warrant liability has been accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The valuation considered both a market and a discounted cash flows approach in arriving at the fair value of the common unit warrants. As of December 31, 2019 and September 30, 2019, the fair value of the warrant liability was $50.1 million and $50.9 million, respectively. The Company recognized income of $0.8 million and $4.7 million for the three months ended December 31, 2019 and 2018, respectively, and this decrease in the fair value was recorded as a change in the fair value of warrants in the accompanying unaudited condensed consolidated statements of operations.

See Note 13 to our unaudited condensed consolidated financial statements for a discussion of the exchange as part of the initial public offering.

OneWater LLC Preferred Distribution

During the fiscal year ended September 30, 2015, the Company amended the Limited Liability Company Agreement to require a payment to a founding common member in the form of a preferred distribution of $3.8 million prior to any distributions to common members (including the founding common member that will receive the preferred distribution). This preferred distribution is paid only if and when distributions are declared by the Company’s Board of Directors. As of September 30, 2016, the balance of the preferred distribution was $3.8 million.

During the fiscal year ended September 30, 2017, the Limited Liability Company Agreement was amended. Under the terms of the amendment, the preferred distribution will accrue interest at the rate of 5.0% per annum, compounded quarterly commencing on December 31, 2016. If and when distributions are declared by the Board of Directors, the preferred distribution shall be paid until the aggregate preferred distribution is reduced to zero. In the event of liquidation, the Company’s property shall be distributed among the members to first satisfy any remaining preferred distribution and thereafter in accordance with their ownership interest within 90 days after the event of liquidation.

As of December 31, 2019 and September 30, 2019, the unpaid balance of the preferred distribution was $3.2 million. The 5% cumulative interest on the preferred distribution is recognized as a distribution when declared by the Board of Directors. As of December 31, 2019 and September 30, 2019, unpaid cumulative interest on the preferred distribution was zero.

See Note 13 to our unaudited condensed consolidated financial statements for a discussion of the payment to surrender the preferred distribution as part of the initial public offering.

Non-Controlling Interest

On June 1, 2018, the Company purchased Bosun’s Marine, a Massachusetts based boat retailer through its subsidiary BAO. The former owner of Bosun’s Marine invested $2.5 million of the purchase price to obtain a 25.0% ownership interest in BAO, with no voting rights in the subsidiary BAO. The results of operations for Bosun’s Marine have been included in the Company’s consolidated financial statements from that date and the former owner’s minority interest in the subsidiary BAO has been recorded accordingly.

On August 1, 2017, the Company purchased South Shore Marine, an Ohio based boat retailer through its subsidiary SSAO. The former owner of South Shore Marine invested $1.8 million of the purchase price to obtain a 25.0% ownership interest in SSAO, with no voting rights in the subsidiary SSAO. The results of operations for South Shore Marine have been included in the Company’s consolidated financial statements from that date and the former owner’s minority interest in the subsidiary SSAO has been recorded accordingly.

See Note 13 to our unaudited condensed consolidated financial statements for a discussion of the conversion of the non-controlling interest to Class A common stock of OneWater Inc as part of the Offering.

Dividend Restrictions

Under the credit agreement with Goldman Sachs & Co. LLC and certain of its affiliates (collectively, “Goldman”) and affiliates of The Beekman Group (“Beekman”) and the redeemable preferred interest agreement, the Company and its subsidiaries are generally restricted from making cash dividends or distributions and are required to obtain consent from Goldman and Beekman prior to the payment of dividends, excluding distributions related to the payment of taxes by members and payments of the preferred dividends. These restrictions apply to all income and net assets of the Company and its consolidated subsidiaries. Additionally, certain of the Company’s subsidiaries designated as ‘‘Dealers’’ under its inventory financing program are generally restricted from incurring indebtedness, including certain restrictions on intercompany loans or advances.

10.	Redeemable Preferred Interest in Subsidiary

On September 1, 2016, the Company organized OWAO. As of September 30, 2016, OWAO was not funded. In conjunction with Goldman and Beekman, OneWater LLC contributed a majority of its assets, including subsidiaries operating all of its retail operations, to OWAO in return for 100,000 common units. Additionally, as a part of the transaction, OWAO issued 68,000 preferred units in OWAO to Goldman and Beekman. The preferred interest has a stated 10.0% rate of return and there is no allocation of profits in excess of the stated return. The preferred interests are not convertible but may be redeemed by the holder after 5 years or upon certain triggering events at face value plus accrued interest.

The Company has classified the redeemable preferred interest as temporary equity in the consolidated balance sheets. The discount on the issuance of the redeemable preferred interest is being accreted to retained common interests as a dividend from the date of issuance through the fifth anniversary of the issuance date.

See Note 13 to our unaudited condensed consolidated financial statements for a discussion of the redemption of the preferred interest in subsidiary as part of the Offering.

11.	Contingencies and Commitments

Operating Leases

The Company recorded rent expense of $2.9 million and $2.2 million during the three months ended December 31, 2019 and 2018, respectively. The Company leases certain facilities and equipment under noncancelable operating lease agreements having terms in excess of one year which expire at various dates through 2037.

Claims and Litigation

The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, if decided adversely, will have a material adverse effect on its financial condition, results of operations or cash flows. Additionally, based on the Company’s review of the various types of claims currently known, there is no indication of a material reasonably possible loss in excess of amounts accrued. The Company currently does not anticipate that any known claim will materially adversely affect our financial condition, liquidity, or results of operations. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

12.	Related Party Transactions

In accordance with agreements approved by the Board of Directors of the Company, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. For the three months ended December 31, 2019 and 2018, $10.8 million and $6.5 million, respectively, in total purchases were incurred under these arrangements. A subsidiary of the Company holds a warrant to purchase one such entity for equity in inventory plus $1, which approximates fair value, that expires on March 1, 2021.

In accordance with agreements approved by the Board of Directors of the Company, certain entities affiliated with common members of the Company receive fees for rent of commercial property. For the three months ended December 31, 2019 and 2018, $0.6 million and $0.5 million, respectively, in total expenses were incurred under these arrangements.

In accordance with agreements approved by the Board of Directors of the Company, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. For each of the three months ended December 31, 2019 and 2018, $0.1 million was recorded under these arrangements.

In accordance with agreements approved by the Board of Directors of the Company, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. For the three months ended December 31, 2019 and 2018, $0.2 million and $0.3 million, respectively, were recorded under these arrangements. Included in these amounts and in connection with our notes payable floor plan financing, our Chief Executive Officer was paid a guarantee fee of $0.2 million for each of the three months ended December 31, 2019 and 2018 for his personal guarantee associated with this arrangement.

In connection with transactions noted above, the Company was due certain amounts as recorded within accounts receivable as of December 31, 2019 and September 30, 2019, of $29,360 and $0.1 million, respectively.

13.	Subsequent events

On February 11, 2020, in connection with the Offering, the members of OneWater LLC entered into the Fourth Amended and Restated Limited Liability Company Agreement of OneWater LLC (the “OneWater LLC Agreement”). The OneWater LLC Agreement, among other things, (i) converted all of the membership interests of OneWater LLC into a single class of units in OneWater LLC and (ii) admitted OneWater Marine Inc. as the sole managing member of OneWater LLC. In accordance with the terms of the OneWater LLC Agreement, the holders of OneWater LLC Units generally have the right, subject to certain limitations, to redeem their OneWater LLC Units for, at OneWater LLC’s election, (i) shares of Class A common stock at a redemption ratio of one share of Class A common stock for each OneWater LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications or (ii) an equivalent amount of cash.

On February 11, 2020, OneWater Inc completed its Offering of 5,307,693 shares of OneWater Inc’s Class A common stock, par value $0.01 per share, which includes the exercise in full of the underwriters’ option to purchase up to 692,308 additional shares of Class A common stock pursuant to the Underwriting Agreement, at a price to the public of $12.00 per share. After deducting underwriting discounts and commissions, OneWater Inc received net proceeds of approximately $59.2 million. OneWater Inc contributed all of the net proceeds of the Offering received to the Company in exchange for limited liability company interests in OneWater LLC (“LLC Units”). The Company used the net proceeds, cash on hand and borrowings under the refinanced Term and Revolver Credit Facility (as defined below) (i) to pay $3.2 million to one Legacy Owner in exchange for the surrender of a preferred distribution right and (ii) to contribute cash to OWAO in exchange for additional units therein, and OWAO used such cash to fully redeem the preferred interest in subsidiary held by Goldman and Beekman. Additionally, the Company provided certain of the existing owners of OneWater LLC, including Goldman and Beekman and certain members of the Company’s management team, the right to receive a tax distribution to cover taxable income arising as a result of OneWater LLC’s operating income through the period ending on the date of the closing of the Offering.

On February 11, 2020, in connection with the Offering, OneWater Inc entered into an Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. The amendment, among other things, modified the terms to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 Million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022 and (iv) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025. The Term and Revolver Credit Facility will bear interest at a rate that is equal to, at OneWater’s option, (a) LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures, or (b) a base rate (subject to a 4.50% floor) plus an applicable margin of up to 6.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. Interest will be payable quarterly for base rate borrowings and up to quarterly for LIBOR borrowings. The Company immediately upon closing of the agreement borrowed an additional $35.3 million on the Multi-Draw Term Loan.

Effective February 11, 2020, the Company and certain of its subsidiaries entered into the Sixth Amended and Restated Inventory Financing Facility with Wells Fargo. The Inventory Financing Facility amends and restates the Fifth Amended and Restated Inventory Financing Agreement, dated as of November 26, 2019, to, among other things, permit certain payments and transactions contemplated by or in connection with the Offering, including payments under the Tax Receivable Agreement. The maximum amount of borrowing available, interest rates and the termination date of the agreement remained unchanged.

In connection with the Offering (i) Goldman and Beekman received an aggregate of 2,148,806 OneWater LLC Units upon exercise of certain previously held warrants, (ii) previously issued Profit in Interests awards to select members of executive management for Class B units which represented non-voting units were exchanged for 32,754 OneWater LLC Units, and (iii) certain Legacy Owners contributed, directly or indirectly, their OneWater LLC Units to the Company in exchange for 780,213 shares of Class A common stock. With this exchange, the Company’s ownership interest over BAO and SSAO was increased to 100% and the non-controlling interest associated with these subsidiaries was removed.

OneWater Inc entered into a tax receivable agreement (the ‘‘Tax Receivable Agreement”) with certain of the Legacy Owners that will continue to be a LLC Unitholder. The Tax Receivable Agreement generally provides for the payment by OneWater Inc to such LLC Unitholders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using the estimated impact of state and local taxes) that OneWater Inc actually realizes (or is deemed to realize in certain circumstances) in periods after the Offering as a result of, as applicable to each such LLC Unitholder, (i) certain increases in tax basis that occur as a result of OneWater Inc’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such LLC Unitholder’s LLC Units pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Tax Receivable Agreement) or that relate to prior transfers of such LLC Units that will be available to OneWater Inc as a result of its acquisitions of those units and (ii) imputed interest deemed to be paid by OneWater Inc as a result of, and additional tax basis arising from, any payments OneWater Inc makes under the Tax Receivable Agreement. OneWater Inc will retain the benefit of the remaining 15% of these net cash savings.

The spreading of a novel strain of coronavirus, COVID-19, that is impacting global economic activity and market conditions could lead to changes in consumer purchasing patterns, cancellations of boat shows and other events, disruptions to supply chains, including our ability to obtain boats and parts from our suppliers, quarantines, labor shortages, and overall economic and market instability. While we are monitoring the impact of COVID-19 on our business and financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to One Water Marine Holdings, LLC and its consolidated subsidiaries prior to the initial public offering (the “Offering”) completed by OneWater Marine Inc. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in the Final Prospectus filed by OneWater Marine Inc. and in the other related OneWater Marine Inc. filings with the SEC, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We believe that we are the largest and one of the fastest-growing premium recreational boat retailers in the United States with 63 stores comprising 21 dealer groups in 11 states. Our dealer groups are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, including Texas, Florida, Alabama, North Carolina, South Carolina, Georgia, Ohio and New York, which collectively comprise eight of the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 12 out of the 17 markets in which we operate. In fiscal year 2019, we sold over 8,500 new and pre-owned boats, of which we believe approximately 40% were sold to customers who had a trade-in or with whom we had otherwise established relationships. The combination of our significant scale, diverse inventory, access to premium boat brands and meaningful dealer group brand equity enable us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 40 additional stores through 17 acquisitions. Our current portfolio as of December 31, 2019 consists of 21 different local and regional dealer groups. Because of this, we believe we are the largest and one of the fastest-growing premium recreational boat retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

The boat dealer market is highly fragmented and is comprised of over 4,000 stores nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores. We are one of the largest and fastest-growing premium recreational boat retailers in the United States. Despite our size, we comprise less than 2% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our store base, focus on high-margin products and services, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading boat retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 40 additional stores through 17 dealer group acquisitions. We plan to continue to aggressively pursue acquisitions going forward. We actively evaluate and pursue acquisitions on an ongoing basis, and our pipeline of potential acquisitions over the next 24 months currently includes four to eight dealer groups.

We have an extensive acquisition track record within the boating industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired dealerships. We believe this practice preserves the acquired dealer’s customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for boat dealers who want to sell their businesses. To date, 100% of our acquisitions have been sourced from inbound inquiries, and the number of annual inquiries we receive has consistently increased over time. Our strategy is to acquire stores at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired dealer groups for less than 4.0x EBITDA on a trailing twelve months basis and believe that we will be able to continue to make attractive acquisitions within this range.

General Economic Conditions

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which we operate stores, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing and inclement weather such as hurricanes and other storms, environmental conditions, global public health concerns and events could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

Our business was significantly impacted during the recessionary period that began in 2007. This period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain stores and reduced headcount. Additionally, in an effort to counteract the downturn, we increased our focus on pre-owned sales, parts and repair services, and finance and insurance services. As a result, we surpassed our pre-recession sales levels in less than 24 months. While we believe the measures we took significantly reduced the impact of the downturn on the business, we cannot guarantee similar results in the event of a future downturn. Additionally, we cannot predict the timing or length of unfavorable economic or industry conditions or the extent to which they could adversely affect our operating results.

The current coronavirus (“COVID-19”) outbreak did not impact our results for the three months ended December 31, 2019.  However, it may interfere with the ability of our employees, contractors, customers, suppliers, and other business partners to perform our and their respective responsibilities and obligations with respect to the conduct of our business. Additionally, current economic conditions and the COVID-19 outbreak may affect the purchasing decisions of our customers. The extent of this impact on our business remains uncertain.

Although past economic conditions have adversely affected our operating results, we believe we are capable of responding in a manner that allows us to substantially outperform the industry, resulting in market share gains. We believe our ability to capture such market share enables us to align our retail strategies with the desires of customers. We expect our core strengths, including retail and acquisition strategies, will allow us to capitalize on growth opportunities as they occur, despite market conditions.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements. Set forth below are the policies and estimates that we have identified as critical to our business operations and understanding our results of operations, based on the high degree of judgment or complexity in their application.

Revenue Recognition

Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer. We are the principal with respect to revenue from new, used and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.

Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. Prior to the adoption of ASU 2014-09 (as defined below), revenue from parts and service operations were recognized when the customer took delivery of the part or serviced boat. Due to the short period of time from contract inception to completion, the impact of recording labor and parts incurred but not billed at the end of the reporting period in accordance with the standard adoption was de minimis.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. Subject to our agreements and in the event of early cancellation of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We constrain our estimate of variable consideration associated with chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three months ended December 31, 2019 and December 31, 2018.

Vendor Consideration Received

Consideration received from vendors is accounted for in accordance with the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Pursuant to ASC 606, manufacturer incentives based upon cumulative volume of sales and purchases are recorded as a reduction of inventory cost and related cost of sales when the amounts are probable and reasonably estimable.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales histories indicated that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. Therefore, we generally do not maintain a reserve for boat inventory. The cost of parts and accessories is determined using the weighted average cost method. Inventory is reported net of write downs for obsolete and slow moving items of approximately $0.5 million at both December 31, 2019 and September 30, 2019.

Goodwill and Other Intangible Assets

Goodwill and intangible assets are accounted for in accordance with FASB Accounting Standards Codification 350, ‘‘Intangibles — Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. ASC 350 also states that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accordance with ASC 350, goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred.

In accordance with ASC 350, we review goodwill for impairment annually in the fourth fiscal quarter, or more often if events or circumstances indicate that impairment may have occurred. When evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment in accordance with ASC 350. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require OneWater LLC to record goodwill impairment. As of December 31, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair that the fair value of our reporting unit is less than its carrying value. As  a  result,  we  were  not  required  to  perform  a  quantitative  goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Identifiable intangible assets consist of trade names related to the acquisitions we have completed. We have determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. As of December 31, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our identifiable intangible assets are less than their carrying values. As a result, we were not required to perform a quantitative intangible asset impairment test.

Impairment of Long-Lived Assets

FASB ASC 360-10-40, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets (‘‘ASC 360-10-40’’), requires that long-lived assets, such as property, equipment and purchased intangibles subject to amortization, be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. We would conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2019. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

Fair Value of Financial Instruments

In determining fair value, we use various valuation approaches including market, income and cost approaches. FASB Topic 820, Fair Value Measurements, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, developed based on market data obtained from independent sources. Unobservable inputs are those that reflect our expectation of the assumptions that market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances.

The grant date fair value of equity-based compensation and the fair value of certain warrants previously held by affiliates of Goldman Sachs & Co. LLC and certain of its affiliates (collectively, “Goldman”) and affiliates of The Beekman Group (“Beekman”) (such warrants, the “LLC Warrants”) were both based upon inputs that are unobservable and significant to the overall fair value measurement. Our valuation considered both a market approach and an income approach in determining fair value. While both approaches resulted in similar values, the market approach was weighted 25% and the income approach was weighted 75% since there are very few comparable marine related market participants. For the income approach, we projected long-term growth rates and cash flows and then discounted such values using a weighted average cost of capital. Such fair value measurements are highly complex and subjective in nature. Accordingly, a significant degree of judgment is required to estimate these fair value measurements.

Post-Offering Taxation and Public Company Costs

OneWater LLC is and has been organized as a pass-through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. OneWater Marine Inc. (“OneWater Inc.) was incorporated as a Delaware corporation on April 3, 2019 and therefore, after the consummation of the Offering, will be subject to U.S. federal income taxes and additional state and local taxes with respect to its allocable share of any taxable income of OneWater LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, OneWater Inc. also will incur expenses related to its operations, plus payment obligations under the Tax Receivable Agreement, which are expected to be significant. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt instruments, the Amended and Restated Limited Liability Company Agreement of OneWater LLC (the ‘‘OneWater LLC Agreement’’) will require OneWater LLC to make pro rata cash distributions to OneWater Unit Holders (as defined below), including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. In addition, the OneWater LLC Agreement will require OneWater LLC to make non-pro rata payments to OneWater Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the OneWater LLC Agreement. See ‘‘—Tax Receivable Agreement’’ and ‘‘Certain Relationships and Related Party Transactions—Tax Receivable Agreement’’ in our Final Prospectus.

In addition, we expect to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the Offering and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’). We also expect to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Our financial statements following the Offering will reflect the impact of these expenses.

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 11.6% and 15.3% to revenue in the three months ended December 31, 2019 and 2018, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 31.3% and 34.5% to gross profit in the three months ended December 31, 2019 and 2018, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

Gross Profit

We calculate gross profit as revenue less cost of sales. Cost of sales consists of actual amounts paid for products, costs of services (primarily labor), transportation costs from manufacturers to our retail stores and vendor consideration. Gross profit excludes depreciation and amortization, which is presented separately in our consolidated statements of operations.

Gross Profit Margin

Our overall gross profit margin varies with our revenue mix. Sales of new and pre-owned boats, which have comparable margins, generally result in a lower gross profit margin than our non-boat sales. As a result, when revenue from non-boat sales increases as a percentage of total revenue, we expect our overall gross profit margin to increase.

Selling, General and Administrative Expenses

Selling, general, and administrative (‘‘SG&A’’) expenses consist primarily of salaries and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A portion of our cost structure is variable (such as sales commissions and incentive compensation), or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long term. We typically evaluate our variable expenses, selling expenses and all other SG&A expenses in the aggregate as a percentage of total revenue.

Same-Store Sales

We assess the organic growth of our revenue on a same-store basis. We believe that our assessment on a same-store basis represents an important indicator of comparative financial results and provides relevant information to assess our performance. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods. Stores relocated within an existing market remain in the comparable store base for all periods. Additionally, amounts related to closed stores are excluded from each comparative base period. Because same-store sales may be defined differently by other companies in our industry, our definition of this measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest expense – other, income taxes, depreciation and amortization and other expense (income), further adjusted to eliminate the effects of items such as the change in the fair value of warrants, and transaction costs. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Summary of Acquisitions

The comparability of our results of operations between the periods discussed below is naturally affected by the acquisitions we have completed during such periods. We are also continuously evaluating and pursuing acquisitions on an ongoing basis, and such acquisitions, if completed, will continue to impact the comparability of our financial results. While we expect continued growth and strategic acquisitions in the future, our acquisitions may have materially different characteristics than our historical results, and such differences in economics may impact the comparability of our future results of operations to our historical results.

Fiscal Year 2019 Acquisitions

•	Effective December 1, 2018, OneWater LLC acquired substantially all of the assets of The Slalom Shop, LLC, a dealer group based in Texas with two stores.

•	Effective February 1, 2019, OneWater LLC acquired substantially all of the assets of Ray Clepper, Inc., d/b/a Ray Clepper Boat Center, a dealer group based in South Carolina with one store.

•	Effective February 1, 2019, OneWater LLC acquired substantially all of the assets of Ocean Blue Yacht Sales, LLC, a dealer group based in Florida with three stores.

•	Effective May 1, 2019, OneWater LLC acquired substantially all of the assets of Caribee Boat Sales and Marina, Inc., a dealer group based in Florida with one store.

•	Effective August 1, 2019, OneWater LLC acquired substantially all of the assets of Central Marine, a dealer group based in Florida with three stores.

We refer to the fiscal year 2019 acquisitions described above collectively as the ‘‘2019 Acquisitions.’’ The 2019 Acquisitions are fully reflected in our unaudited condensed consolidated financial statements for the three months ended December 31, 2019 and will be fully reflected in our consolidated financial statements for the fiscal year ending September 30, 2020 but are only partially reflected in our unaudited condensed consolidated financial statements for the three months ending December 31, 2018.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. We currently estimate that OneWater Inc. will be subject to U.S. federal, state and local taxes at a blended statutory rate of 24.6% of pre-tax earnings for periods after the Offering.

•
As of December 31, 2019, the outstanding balance of the preferred units in One Water Assets & Operations, LLC (“Opco”) held by Goldman and Beekman in the aggregate was $88.2 million, exclusive of $1.1 million in issuance costs. On a pro forma basis giving effect to the Offering and the use of net proceeds therefrom, together with cash on hand and borrowings under the Term and Revolver Credit Facility, to fully redeem these preferred units, we expect to eliminate the amount recorded as Redeemable Preferred Interest in Subsidiary in our balance sheet and eliminate any future dividends related to the preferred units for all periods after the Offering.

•
As of December 31, 2019, Goldman and Beekman held the LLC Warrants, which contain conversion features that cause them to be accounted for as a liability on our balance sheet. Changes in this liability are recognized as income or expense on our statements of operations and increase or reduce our net income in historical periods. In connection with the Offering, Goldman and Beekman exercised all of the LLC Warrants for common units of OneWater LLC. On a pro forma basis giving effect to the Offering and the exercise of the LLC Warrants for common units of OneWater LLC held by Goldman and Beekman, we expect to eliminate the fair value adjustment for the LLC Warrants for all periods after the Offering, which will eliminate the corresponding impact on our statements of operations.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional SG&A expenses relative to historical periods. See ‘‘—Post-Offering Taxation and Public Company Costs.’’

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended December 31, 2019, Compared to Three Months Ended December 31, 2018

	For the three months ended December 31, 2019		For the three months ended September 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Revenues
New boat sales	$98,102	63.8%	$67,564	65.4%	$30,538	45.2%
Pre-owned boat sales	37,821	24.6%	19,914	19.3%	17,907	89.9%
Finance & insurance income	4,325	2.8%	2,164	2.1%	2,161	99.9%
Service, parts and other sales	13,450	8.8%	13,636	13.2%	(186)	-1.4%
Total revenues	153,698	100.0%	103,278	100.0%	50,420	48.8%

Gross Profit
New boat gross profit	16,501	10.7%	12,242	11.9%	4,259	34.8%
Pre-owned boat gross profit	5,601	3.6%	3,033	2.9%	2,568	84.7%
Finance & insurance gross profit	4,325	2.8%	2,164	2.1%	2,161	99.9%
Service, parts & other gross profit	5,762	3.7%	5,880	5.7%	(118)	-2.0%
Gross profit	32,189	20.9%	23,319	22.6%	8,870	38.0%

Selling, general and administrative expenses	28,440	18.5%	21,629	20.9%	6,811	31.5%
Depreciation and amortization	760	0.5%	607	0.6%	153	25.2%

Income from operations	2,989	1.9%	1,083	1.0%	1,906	176.0%

Interest expense - floor plan	2,659	1.7%	1,787	1.7%	872	48.8%
Interest expense - other	1,853	1.2%	1,228	1.2%	625	50.9%
Transaction costs	437	0.3%	298	0.3%	139	46.6%
Change in fair value of warrant liability	(771)	-0.5%	(4,695)	-4.5%	3,924	-83.6%
Other income, net	(122)	-0.1%	(45)	0.0%	(77)	171.1%
Pretax (loss) income	(1,067)	-0.7%	2,510	2.4%	(3,577)	-142.5%
Income taxes	-	0.0%	-	0.0%	-	0.0%
Net (loss) income	(1,067)	-0.7%	2,510	2.4%	(3,577)	-142.5%
Less: Net income attributable to non-controlling interest	247	0.2%	277	0.3%	(30)	-10.8%
Net (loss) income attributable to OneWater Marine Holdings, LLC	$(1,314)	-0.9%	$2,233	2.2%	$(3,547)	-158.8%

Revenue

Overall, revenue increased by $50.4 million, or 48.8%, to approximately $153.7 million for the three months ended December 31, 2019 from $103.3 million for the three months ended December 31, 2018. Revenue generated from same-store sales increased 17.4% for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold and an increase in the number of new and pre-owned boats sold. Overall revenue increased by $18.0 million as a result of our increase in same-store sales and $32.4 million from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods. During the fiscal year ended September 30, 2019, we acquired 10 stores.

New Boat Sales

New boat sales increased by $30.5 million, or 45.2%, to approximately $98.1 million for the three months ended December, 2019 from $67.6 for the three months ended December 31, 2018. The increase was the result of our same-store sales growth during the twelve month period and the increased unit sales attributable to the 2019 Acquisitions. During the three months ended December 31, 2019 we experienced an increase in unit sales of approximately 27.8% and an increase in average unit prices of approximately 16.6% over the three months ended December 31, 2018. The increase in both units sold and average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand.

Pre-owned Boat Sales

Pre-owned boat sales increased by $17.9 million, or 89.9%, to approximately $37.8 million for the three months ended December 31, 2019 from $19.9 million for the three months ended December 31, 2018. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the three months ended December 31, 2019 benefited from a 53.4% increase in the number of units sold due to the increase in same-store sales and the impact of the fiscal year 2019 Acquisitions. The average sales price per pre-owned unit in the three months ended December 31, 2019 increased 14.7% largely due to the mix of pre-owned products and the composition of the brands and models sold during the period.

Finance & Insurance Income

Finance & insurance income increased by $2.1 million, or 99.9%, to approximately $4.3 million for the three months ended December 31, 2019 from $2.2 million for the three months ended December 31, 2018. The revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies increased as the result of the increase in same-store sales, process improvements and with the additional revenue attributable to the fiscal year 2019 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products increased as a percentage of total revenue to 2.8% in the three months ended December 31, 2019 from 2.1% for the three months ended December 31, 2018. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other Sales

Service, parts & other sales remained relatively flat at approximately $13.5 million for the three months ended December 31, 2019. During the fiscal first quarter, we saw improvement in parts and accessory sales as customers continued to use their boats late into the year, given the unseasonably warm weather; however, this was offset by the closure and relocation of a service operation in southeast Florida and a reduction in routine maintenance services.

Gross Profit

Overall, gross profit increased by $8.9 million, or 38.0%, to approximately $32.2 million for the three months ended December 31, 2019 from $23.3 million for the three months ended December 31, 2018. This increase was primarily due to our overall increase in same-store sales, primarily driven by an increase in new boat sales, as well as higher pre-owned boat sales and finance & insurance income. The increase in gross profit was also a result of an increase in the number of stores due to the fiscal year 2019 Acquisitions. Overall gross margins decreased 170 basis points to 20.9% for the three months ended December 31, 2019 from 22.6% for the three months ended December 31, 2018 and was due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $4.3 million, or 34.8%, to approximately $16.5 million for the three months ended December 31, 2019 from $12.2 million for the three months ended December 31, 2018. This increase was due to our overall increase in same-store sales and acquired stores during fiscal year 2019. New boat gross profit as a percentage of new boat revenue was 16.8% for the three months ended December 31, 2019 as compared to 18.1% in the three months ended December 31, 2018. The decrease in new boat gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on generating strong same-store sales.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $2.6 million, or 84.7%, to approximately $5.6 million for the three months ended December 31, 2019 from $3.0 million for the three months ended December 31, 2018. This increase was primarily due to an overall increase in our same-store sales and acquired stores during fiscal year 2019, while average unit prices remained constant. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 14.8% and 15.2% for the three months ended December 31, 2019 and 2018, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned gross profit as a percentage of revenue. In the three months ended December 31, 2019, we experienced a decline in our gross profit margin on boats purchased or traded-in as well as consignment sales. This was partially offset by an increase in gross profit margin in wholesale sales and shift in product mix due in part to an increase in brokerage sales.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $2.2 million, or 99.9%, to approximately $4.3 million for the three months ended December 31, 2019 from $2.2 million for the three months ended December 31, 2018. Finance & insurance income is fee-based revenue for which we do not recognize incremental expense.

Service, Parts & Other Gross Profit

Service, parts & other gross profit remained flat, decreasing by 2.0%, to approximately $5.8 million for the three months ended December 31, 2019. Service, parts & other gross profit as a percentage of service, parts & other revenue was 42.8% and 43.1% for the three months ended December 31, 2019 and 2018, respectively. This decrease in gross profit margin was the result of decreases in parts gross profit margin and service gross profit margin, partially offset by an increase in storage and other gross profit margin.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $6.8 million, or 31.5%, to approximately $28.4 million for the three months ended December 31, 2019 from $21.6 million for the three months ended December 31, 2018. This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in same-store sales and consisted of $4.3 million related to an increase in personnel expenses, $1.4 million related to an increase in selling and administrative expenses, and $1.1 million related to an increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue decreased to 18.5% from 20.9% for the three months ended December 31, 2019 and 2018, respectively. The reduction in selling, general & administrative expenses as a percentage of revenue was due to leverage from the incremental same-store sales increase.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 25.2%, to $0.8 million for the three months ended December 31, 2019 compared to $0.6 million for the three months ended December 31, 2018. Gross fixed asset remained relatively constant for the three months ended December 31, 2019 and 2018, but the increase in depreciation and amortization expense for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily attributable to an increase in assets with shorter useful lives.

Operating Income

Operating income increased $1.9 million, or 176.0%, to $3.0 million for the three months ended December 31, 2019 compared to $1.1 million for the three months ended December 31, 2018. The increase was primarily attributable to our overall growth due to increases in same-store sales and the fiscal year 2019 Acquisitions.

Interest Expense – Floor Plan

Interest expense – floor plan increased $0.9 million, or 48.8%, to $2.7 million for the three months ended December 31, 2019 compared to $1.8 million for the three months ended December 31, 2018 and was primarily attributable to a $46.1 million increase in the outstanding borrowings on our Inventory Financing Facility as of December 31, 2019 compared to December 31, 2018 as a result of our same-store sales growth and stores acquired in fiscal year 2019.

Interest Expense – Other

The increase in interest expense – other of $0.6 million, or 50.9%, to $1.9 million for the three months ended December 31, 2019 compared to $1.2 million for the three months ended December 31, 2018 was primarily attributable to a $22.4 million increase in our long-term debt primarily used to fund our 2019 Acquisitions.

Transaction Costs

The increase in transaction costs of $0.1 million, or 46.6%, to $0.4 million for the three months ended December 31, 2019 compared to $0.3 million for the three months ended December 31, 2018 was primarily attributable to the costs of our 2019 and 2018 acquisitions.

Change in Fair Value of Warrant Liability

The decrease in change in fair value of warrant liability of $3.9 million, or 83.6%, to $(0.8) million for the three months ended December 31, 2019 compared to $(4.7) million for the three months ended December 31, 2018 was primarily attributable to an overall change in the enterprise value of the Company due to our increase in sales offset by a decline in our earnings and a decline in the implied value of other market participants.

Other Income

The increase in other income of $0.1 million, or 171.1%, to $0.1 million for the three months ended December 31, 2019 compared to $45,356 for the three months ended December 31, 2018 was primarily attributable to $0.1 million in income related to the disposal of property and equipment.

Net (Loss) Income

Net income decreased by $3.6 million to a net loss of $(1.1) million for the three months ended December 31, 2019 compared to net income of $2.5 million for the three months ended December 31, 2018. The decrease was primarily attributable to the non-cash change in fair value of the warrant liability to income of $0.8 million in the three months ended December 31, 2019 from income of $4.7 million in the three months ended December 31, 2018.

Comparison of Non-GAAP Financial Measure

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income taxes, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of warrants and transaction costs.

Our board of directors, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the fair value adjustment of the warrants and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented.

Three Months Ended December 31, 2019, Compared to Three Months Ended December 31, 2018

Description	Three months ended December 31
	2019	2018
	($ in thousands)
Net (loss) income	$(1,067)	$2,510
Interest expense – other	1,853	1,228
Income taxes	-	-
Depreciation and amortization	760	607
Gain on settlement of contingent consideration	-	-
Transaction costs (1)	437	298
Change in fair value of warrant liability (2)	(771)	(4,695)
Other income, net	(122)	(45)
Adjusted EBITDA	$1,090	$(97)

(1)	Consists of transaction costs related to the fiscal year 2019 Acquisitions.

(2)
Represents the non-cash expense recognized during the period for the change in the fair value of the LLC Warrants held by Goldman and Beekman, which are accounted for as a liability on our balance sheets.

Adjusted EBITDA was $1.1 million for the three months ended December 31, 2019 compared to $(0.1) million for the three months ended December 31, 2018. The increase in Adjusted EBITDA resulted from our 17.4% increase in same-store sales growth for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, combined with the results of the fiscal year 2019 Acquisitions. This increase in Adjusted EBITDA as a result of increased sales was partially offset by a reduction in our gross profit percentage.

Seasonality

Our business, along with the entire recreational boating industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our stores in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, our operations could be substantially more seasonal if we acquire dealer groups that operate in colder regions of the United States. Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, reduced rainfall levels or excessive rain, may limit access to boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. We believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area.

Liquidity and Capital Resources

Overview

Our cash needs are primarily for growth through acquisitions and working capital to support our retail operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions of dealer groups and stores. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the next twelve months.

Cash needs for acquisitions have historically been financed with our Credit and Guaranty Agreement with OWM BIP Investor, LLC, as a lender, Goldman Sachs Specialty Lending Group, L.P., as a lender, administrative agent and collateral agent, and various lender parties thereto (as amended, the “GS/BIP Credit Facility”) and cash generated from operations. Our ability to utilize the GS/BIP Credit Facility to fund operations depends upon Adjusted EBITDA and compliance with covenants of the GS/BIP Credit Facility. We expect to continue to be subject to financial covenants under the Term and Revolver Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of December 31, 2019, we were in compliance with all covenants under the GS/BIP Credit Facility and the Inventory Financing Facility.

Cash Flows

Analysis of Cash Flow Changes Between the Three Months Ended December 31, 2019 and 2018

The following table summarizes our cash flows for the periods indicated:

	Three Months ended December 31,
Description	2019	2018	Change
	($ in thousands)
Net cash used in operating activities	$(28,723)	$(61,732)	$33,009
Net cash used in investing activities	(1,762)	(3,519)	1,757
Net cash provided by financing activities	29,704	57,152	(27,448)
Net change in cash	$(781)	$(8,099)	$7,318

Operating Activities. Net cash used in operating activities was $28.7 million for the three months ended December 31, 2019 compared to $61.7 million for the three months ended December 31, 2018. The $33.0 million increase in operating cash flow was primarily attributable to a $23.7 million decrease in the change in inventory, a $4.1 million decrease in the change in accounts receivable, a $3.9 million decrease in the change in fair value of the long-term warrant liability and a $2.1 million increase in the change in accounts payable for the first quarter of fiscal 2019, each as compared to the first quarter of fiscal 2018. These amounts were partially offset by a decrease in net income for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018.

Investing Activities. Net cash used in investing activities was $1.8 million for the three months ended December 31, 2019 compared to $3.5 million for the three months ended December 31, 2018. The $1.8 million increase in investing cash flow was primarily attributable to a $1.6 million decrease in cash used in acquisitions and a $0.2 million increase in proceeds on disposal of property and equipment for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018.

Financing Activities. Net cash provided by financing activities was $29.7 million for the three months ended December 31, 2019 compared to $57.2 million for the three months ended December 31, 2018. The $27.4 million decrease in financing cash flow was primarily attributable to a decrease in the change in net borrowings on our Inventory Financing Facility, an increase in payments of deferred offering costs, an increase in payments on long-term debt and an increase in distributions to members for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018.

Debt Agreements

GS/BIP Credit Facility

On October 28, 2016, OneWater LLC and certain of our subsidiaries entered into the GS/BIP Credit Facility. The current GS/BIP Credit Facility consists of an up to $60.0 million multi-draw term loan facility and a $5.0 million revolving line of credit. The GS/BIP Credit Facility matures on October 28, 2021.

Payment under each term loan is due in installments commencing on December 31, 2019. As of December 31, 2019, we had $57.2 million outstanding under the multi-draw term loan and no amount outstanding under the revolving line of credit. As of September 30, 2019, we had $58.0 million outstanding under the multi-draw term loan and no amount outstanding under the revolving line of credit.

All amounts owed are guaranteed by us and certain of our subsidiaries. The multi-draw term loan may be used to fund certain Permitted Acquisitions (as defined in the GS/BIP Credit Facility), and the revolving line of credit may be used for working capital and general corporate matters. As of December 31, 2019, we were in compliance with all covenants under the GS/BIP Credit Facility.

The annual interest rate on the GS/BIP Credit Facility is equal to (i) the Applicable Cash Rate (as defined in the GS/BIP Credit Facility), which is payable in cash, plus (ii) the Applicable PIK Rate (as defined in the GS/BIP Credit Facility), which is payable in kind by increasing the principal amount of the underlying loan, which rates are set forth below. Additionally, we pay a commitment fee calculated based on the unused amount under the multi-draw term loan facility and revolving line of credit, times 0.50% per annum.

	Applicable Cash Rate	Applicable PIK Rate
October 28, 2016 through October 31, 2018	0.00%	10.00%
November 1, 2018 through October 31, 2019	4.00%	6.00%
November 1, 2019 through October 31, 2020	6.00%	4.00%
November 1, 2020 through the maturity date and thereafter	8.00%	2.00%

On February 11, 2020, in connection with the Offering, OneWater Inc. entered into an Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc., OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. The amendment, among other things, modified the terms to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 Million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022 and (iv) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025. The Term and Revolver Credit Facility will bear interest at a rate that is equal to, at OneWater’s option, (a) LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures, or (b) a base rate (subject to a 4.50% floor) plus an applicable margin of up to 6.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. Interest will be payable quarterly for base rate borrowings and up to quarterly for LIBOR borrowings. The Company immediately upon closing of the agreement borrowed an additional $35.3 million on the Multi-Draw Term Loan.

Inventory Financing Facility

On June 14, 2018, OneWater LLC and certain of our subsidiaries entered into the Fourth Amended and Restated Inventory Financing Agreement with Wells Fargo Commercial Distribution Finance, LLC and various lender parties thereto (“Wells Fargo”) (as subsequently amended and restated, the ‘‘Inventory Financing Facility’’ and, together with the GS/BIP Credit Facility, the ‘‘Credit Facilities’’). On September 21, 2018, OneWater LLC and certain of our subsidiaries entered into the First Amendment to the Fourth Amended and Restated Inventory Financing Agreement which, among other things, increased the maximum amount of borrowing available under the Inventory Financing Facility from $200.0 million to $275.0 million. On April 5, 2019, OneWater LLC and certain of its subsidiaries further amended the Inventory Financing Facility to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $275.0 million to $292.5 million. On November 26, 2019, OneWater LLC and certain of its subsidiaries entered into the Fifth Amended and Restated Inventory Financing Agreement with Wells Fargo to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $292.5 million to $392.5 million.

The interest rate for amounts outstanding under the Inventory Financing Facility is calculated using the one month LIBOR plus an applicable margin of 2.75% to 5.00% for new boats and at the new boat rate plus 0.25% for pre-owned boats. Loans will be extended from time to time to enable us to purchase inventory from certain manufacturers and to lease certain boats and related parts to customers. The applicable financial terms, curtailment schedule and maturity for each loan will be set forth in separate program terms letters entered into from time to time. The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that underlies the GS/BIP Credit Facility.

As of December 31, 2019 and September 30, 2019, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled approximately $264.5 million and $225.4 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of December 31, 2019 and September 30, 2019, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was approximately 4.9% and 4.2%, respectively. As of December 31, 2019 and September 30, 2019, our additional available borrowings under our Inventory Financing Facility were approximately $128.0 million and $67.1 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of December 31, 2019, we were in compliance with all covenants under the Inventory Financing Facility.

Effective February 11, 2020, the Company and certain of its subsidiaries entered into the Sixth Amended and Restated Inventory Financing Facility with Wells Fargo. The Inventory Financing Facility amends and restates the Fifth Amended and Restated Inventory Financing Agreement, dated as of November 26, 2019, to, among other things, permit certain payments and transactions contemplated by or in connection with the Offering, including payments under the Tax Receivable Agreement. The maximum amount of borrowing available, interest rates and the termination date of the agreement remained unchanged.

Opco Preferred Units

On October 28, 2016, Goldman and Beekman entered into a Subscription Agreement with us and certain of our subsidiaries, pursuant to which Goldman and Beekman purchased preferred units in Opco (“Opco Preferred Units”).

Goldman and Beekman purchased 45,000 and 23,000 Opco Preferred Units, representing 66.2% and 33.8% of the total Opco Preferred Units outstanding for purchase prices of approximately $44.4 million and $22.7 million, respectively. The holders of the Opco Preferred Units (“Opco Preferred Holders”) are entitled to (i) a ‘‘preferred return’’ at a rate of 10% per annum, compounded quarterly, on (a) the aggregate amount of capital contributions made, minus any prior distributions (the ‘‘unreturned preferred amount’’), plus (b) any unpaid preferred returns for prior periods, and (ii) a ‘‘preferred target distribution’’ at a rate of 10% per annum on the unreturned preferred amount multiplied by (a) 40% for the calendar quarters ending December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019, (b) 60% for each calendar quarters ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, and (c) 80% for each calendar quarter thereafter. The preferred target distribution proportionally adjusts the amount of capital contribution of each Opco Preferred Holder. Opco and certain affiliates are required to meet certain financial covenants, including maintenance of certain leverage ratios. Failure by Opco to pay the preferred return and preferred target distribution, failure to meet certain financial covenants, or repayment in full or acceleration of the obligations under the GS/BIP Credit Facility will permit a majority of the Opco Preferred Holders to require us to purchase all Opco Preferred Units equal to the unreturned preferred amount plus any unpaid preferred returns (the ‘‘redemption amount’’). As of December 31, 2019 and September 30, 2019, the redemption amount of the Opco Preferred Units held by Goldman and Beekman in the aggregate was $88.2 million and $87.3 million, exclusive of $1.1 million and $1.3 million in issuance costs, respectively.

On February 11, 2020, in connection with the Offering, we used the net proceeds from the Offering, together with cash on hand and borrowings under the Term and Revolver Credit Facility, to redeem all of the shares of Opco Preferred Units held by Goldman and Beekman.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of December 31, 2019, our indebtedness associated with our 9 acquisition notes payable totaled an aggregate of $15.2 million with a weighted average interest rate of 5.7% per annum. As of December 31, 2019, the principal amount outstanding under these acquisition notes payable ranged from $0.8 million to $3.1 million, and the maturity dates ranged from June 1, 2020 to February 1, 2022.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $73,000, and mature on dates between March 2020 to July 2025. As of December 31, 2019, we had $2.5 million outstanding under the commercial vehicles notes payable.

Tax Receivable Agreement

The Tax Receivable Agreement generally provides for the payment by OneWater Inc. to certain of the OneWater Unit Holders (as defined below) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using the estimated impact of state and local taxes) that OneWater Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after this Offering as a result of certain tax basis increases and certain tax benefits attributable to imputed interest. OneWater Inc. will retain the benefit of the remaining 15% of these net cash savings. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due, generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingent Consideration.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements, except for operating leases and purchase commitments under supply agreements entered into in the normal course of business.

Recent Accounting Pronouncements

As an ‘‘emerging growth company’’ (‘‘EGC’’), the Jumpstart Our Business Startups Act (‘‘JOBS Act’’) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In May 2014, the FASB issued Accounting Standards Update (‘‘ASU’’) No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606)’’ (‘‘ASU 2014-09’’), as subsequently amended, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-09 is effective for a public company’s annual reporting periods beginning after December 15, 2017. As an EGC the Company has elected to adopt ASU 2014-09 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted this update on October 1, 2019 using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. No adjustment was made to retained earnings as of the adoption date and no adjustments were made to the Company’s condensed consolidated financial statements as the adoption of the update did not have a material impact.

In August 2016, the FASB issued ASU 2016-15, ‘‘Statement of Cash Flows (Topic 230)’’ (‘‘ASU 2016-15’’). Additionally, in November 2016, the FASB issued ASU 2016-18, ‘‘Statement of Cash Flows (Topic 230)’’ (‘‘ASU 2016-18’’). These updates require organizations to reclassify certain cash receipts and cash payments within the Statement of Cash Flows and modify the classification and presentation of restricted cash. These ASU’s are effective for a public company’s annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. As an EGC, the Company has elected to adopt these ASU’s following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, including interim reporting periods within fiscal years beginning after December 15, 2019. The Company adopted this update on October 1, 2019 and it did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, ‘‘Business Combinations (Topic 805)’’ (‘‘ASU 2017-01’’). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. As an EGC the Company has elected to adopt ASU 2017-01 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company adopted this update on October 1, 2019 and it did not impact the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using the one-month LIBOR rate plus an applicable margin. Based on an outstanding balance of $264.5 million as of December 31, 2019, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.6 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Foreign Currency Risk

We purchase certain of our new boat and parts inventories from foreign manufacturers. Although we purchase our inventories in U.S. dollars, our business is subject to foreign exchange rate risk that may influence manufacturers’ ability to provide their products at competitive prices in the United States. To the extent that we cannot recapture this volatility in prices charged to customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, would have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A.	Risk Factors

In addition to the risks discussed below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Final Prospectus, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in the Final Prospectus, other than as discussed below.

Risks Related to Our Business

Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, or similar public threat, or fear of such an event.

The spreading of a novel strain of coronavirus, COVID-19, that is impacting global economic activity and market conditions could lead to changes in consumer purchasing patterns, cancellations of boat shows and other events, disruptions to supply chains, including our ability to obtain boats and parts from our suppliers, quarantines, labor shortages, and overall economic and market instability. While we are monitoring the impact of COVID-19 on our business and financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Master Reorganization Agreement

On February 11, 2020, in connection with the Offering, which was completed on February 11, 2020, OneWater Inc. entered into a Master Reorganization Agreement (the “Master Reorganization Agreement”) with OneWater LLC, Opco, and the other parties listed on the signature pages thereto. In connection with the Master Reorganization Agreement, the parties thereto agreed to effect a series of restructuring transactions in connection with the Offering and, among other things, (i) OneWater LLC’s limited liability company agreement was amended and restated to, among other things, provide for a single class of common units representing ownership interests in OneWater LLC (the “OneWater LLC Units”); (ii) all of the existing membership interests in OneWater LLC held by the existing owners of OneWater LLC (the “Legacy Owners”) were exchanged for OneWater LLC Units; (iii) Goldman and Beekman received an aggregate of 2,148,806 OneWater LLC Units upon exercise of certain previously held warrants; (iv) certain Legacy Owners contributed, directly or indirectly, their OneWater LLC Units to OneWater Inc. in exchange for 780,213 shares of Class A common stock; (v) OneWater Inc. issued 5,307,693 shares of Class A common stock to purchasers in this Offering in exchange for the proceeds of this Offering; (vi) each Legacy Owner that continues to own OneWater LLC Units after the Offering (a “OneWater Unit Holder”) received a number of shares of Class B common stock equal to the number of OneWater LLC Units held by such OneWater Unit Holder following this Offering, with a total of 8,462,392 shares of Class B common stock being issued to such OneWater Unit Holders; (vii) OneWater Inc. contributed the net proceeds of this Offering to OneWater LLC in exchange for an additional number of OneWater LLC Units such that OneWater Inc. holds a total number of OneWater LLC Units equal to the number of shares of Class A common stock outstanding following the Offering; (viii) OneWater LLC contributed cash to Opco in exchange for additional units therein and (ix) Opco used such cash, as well as cash on hand and borrowings under its credit facility, to redeem all of the outstanding preferred units in Opco held by Goldman and Beekman for cash.

The shares of Class A common stock and Class B common stock issued pursuant to the Master Reorganization Agreement, other than such shares of Class A common stock as were issued in the Offering, were offered and sold by OneWater Inc. in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On February 6, 2020, our registration statement on Form S-1 (File No. 333-232639) relating to our Offering of our Class A common stock, par value $0.01, was declared effective by the SEC. The shares began trading on The NASDAQ Global Market on February 7, 2020.  The public offering price of the shares sold in the offering was $12.00 per share. The Offering of 5,307,693 shares of Class A common stock, which included the exercise in full by the underwriters of their option to purchase an additional 692,308 shares of Class A common stock, closed on February 11, 2020 for gross proceeds of approximately $63.7 million before deducting underwriters’ discounts and commissions and estimated offering expenses of $9.8 million. Net proceeds, after deducting underwriting discounts and commissions of $4.5 million and estimated offering-related expenses of approximately $5.3 million (excluding $4.7 million of offering-related expenses that have been prepaid as of December 31, 2019), were approximately $58.6 million. Raymond James & Associates, Inc., Robert W. Baird & Co. Incorporated and SunTrust Robinson Humphrey, Inc. acted as joint book-running managers for the offering.

As discussed above, OneWater Inc. contributed the proceeds of the offering to OneWater LLC, which then contributed the proceeds to Opco. Opco used such cash, as well as cash on hand and borrowings under the Term and Revolver Credit Facility, to redeem all of the outstanding preferred units in Opco held by Goldman and Beekman for cash.

Goldman owns more than 10% of OneWater Inc.’s outstanding Class B common stock, and an affiliate of Beekman, John Troiano, serves on OneWater Inc.’s Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1¥
Master Reorganization Agreement, dated as of February 11, 2020, by and among One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, OneWater Marine Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

3.1
Amended and Restated Certificate of Incorporation of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

3.2
Amended and Restated Bylaws of OneWater Marine Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

4.1
Registration Rights Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.1
Indemnification Agreement (Austin Singleton) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.2
Indemnification Agreement (Anthony Aisquith) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.3	Indemnification Agreement (Jack Ezzell) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.4
Indemnification Agreement (Christopher W. Bodine) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.5
Indemnification Agreement (Jeffrey B. Lamkin) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.6
Indemnification Agreement (Mitchell W. Legler) (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.7
Indemnification Agreement (John F. Schraudenbach) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.8
Indemnification Agreement (Keith R. Style) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.9
Indemnification Agreement (John G. Troiano) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 10, 2020).

10.10
Tax Receivable Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the TRA Holders and the Agents named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.11
Fourth Amended and Restated Limited Liability Company Agreement of One Water Marine Holdings, LLC, dated as of February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.12#¥
Amended and Restated Credit and Guaranty Agreement, dated as of February 11, 2020, by and among the Company, certain of its subsidiaries, the various lenders from time to time party thereto and Goldman Sachs Specialty Lending Group, L.P., as administrative agent, collateral agent, syndication agent, documentation agent and lead arranger (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.13#¥
Sixth Amended and Restated Inventory Financing Agreement, dated as of February 11, 2020, by and among the Company, certain of its subsidiaries, the lenders party thereto from time to time and Wells Fargo Commercial Distribution Finance, LLC, in its individual capacity and as agent for the lenders and for itself (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.14†
OneWater Marine Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.15†
Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Philip A. Singleton, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.16†
Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Anthony Aisquith (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.17†
Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Jack Ezzell (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.18†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.19†
Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

*	Filed herewith.

*	Furnished herewith.

†	Compensatory plan or arrangement.

#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company if publicly disclosed.

¥
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Chief Executive Officer

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer

Date: March 20, 2020