Form 10-Q
period 2020-03-31
OneWater Marine Inc.
filed 2020-05-14
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-39213

OneWater Marine Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-4330138 (IRS Employer Identification No.)

6275 Lanier Islands Parkway Buford, Georgia (Address of principal executive offices)	30518 (Zip code)

(Registrant’s telephone number, including area code): (678) 541-6300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01 per share	ONEW	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☒ No

The registrant had 6,087,906 shares of Class A common stock, par value $0.01 per share, and 8,462,392 shares of Class B common stock, par value $0.01 per share, outstanding as of May 1, 2020.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

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

Forward-looking statements may include statements about:

•	The impact of COVID-19 on our business and results of operations

•
general economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, fuel prices, levels of discretionary income, consumer spending patterns, and uncertainty regarding the timing, pace and extent of an economic recovery in the United States;

•	economic conditions in certain geographic regions in which we primarily generate our revenue;

•	credit markets and the availability and cost of borrowed funds;

•	our business strategy, including acquisitions and same-store growth;

•	our ability to integrate acquired dealer groups;

•	our ability to maintain our relationships with manufacturers, including meeting the requirements of our dealer agreements and receiving the benefits of certain manufacturer incentives;

•	our ability to finance working capital and capital expenditures;

•
general domestic and international political and regulatory conditions, including changes in tax or fiscal policy and the effects of current restrictions on various commercial and economic activities in response to the COVID-19 pandemic;

•	global public health concerns, including the COVID-19 pandemic;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, same-store sales, income, financial condition, and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	competition;

•	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	our ability to manage our inventory and retain key personnel;

•	environmental conditions and real or perceived human health or safety risks;

•	any potential tax savings we may realize as a result of our organizational structure;

•	uncertainty regarding our future operating results and profitability;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our stores, access to inventory and customer demand; and

•	plans, objectives, expectations and intentions that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, decline in demand for our products and services, the effects of the COVID-19 pandemic on the Company’s business, the seasonality and volatility of the boat industry, our acquisition strategies, the inability to comply with the financial and other covenants and metrics in our credit facilities, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in the Final Prospectus, our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 and discussed elsewhere in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)
(Unaudited)

	March 31, 2020	September 30, 2019
Assets
Current assets:
Cash	$20,401	$11,108
Restricted cash	567	384
Accounts receivable	19,839	15,294
Inventories	333,377	277,338
Prepaid expenses and other current assets	11,817	9,969
Total current assets	386,001	314,093

Property and equipment, net	16,699	15,954

Other assets:
Deposits	364	345
Deferred tax asset	2,845	-
Identifiable intangible assets	61,304	61,304
Goodwill	113,059	113,059
Total other assets	177,572	174,708
Total assets	$580,272	$504,755

Liabilities and Stockholders’ and Members’ Equity
Current liabilities:
Accounts payable	$7,819	$5,546
Other payables and accrued expenses	8,547	16,567
Customer deposits	13,471	4,880
Notes payable – floor plan	294,262	225,377
Current portion of long-term debt	7,012	11,124
Total current liabilities	331,111	263,494

Long-term Liabilities:
Other long-term liabilities	1,540	1,598
Warrant liability	-	50,887
Long-term debt, net of current portion and unamortized debt issuance costs	108,954	64,789
Total liabilities	441,605	380,768

Redeemable preferred interest in subsidiary	-	86,018

Stockholders’ and Members’ Equity:
Members’ equity	-	31,770
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2020 and September 30, 2019	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 6,087,906 shares issued and outstanding as of March 31, 2020 and none issued and outstanding as of September 30, 2019	61	-
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 8,462,392 shares issued and outstanding as of March 31, 2020 and none issued and outstanding as of September 30, 2019	85	-
Additional paid-in capital	56,730	-
Retained earnings	1,085	-
Total stockholders’ equity attributable to OneWater Marine Inc. and members’ equity	57,961	31,770
Equity attributable to non-controlling interests	80,706	6,199
Total stockholders’ and members’ equity	138,667	37,969
Total liabilities, stockholders’ and members’ equity	$580,272	$504,755

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues
New boat sales	$127,913	$126,928	$226,015	$194,492
Pre-owned boat sales	42,992	36,015	80,813	55,929
Finance & insurance income	8,083	6,354	12,408	8,518
Service, parts & other sales	10,975	11,474	24,425	25,110
Total revenues	189,963	180,771	343,661	284,049

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat cost of sales	103,788	104,780	185,389	160,102
Pre-owned boat cost of sales	35,809	29,838	68,029	46,719
Service, parts & other cost of sales	5,782	6,428	13,470	14,184
Total cost of sales	145,379	141,046	266,888	221,005

Selling, general and administrative expenses	32,146	27,548	60,586	49,177
Depreciation and amortization	791	585	1,551	1,192
Transaction costs	2,925	444	3,362	742
Gain on settlement of contingent consideration	-	(1,655)	-	(1,655)
Income from operations	8,722	12,803	11,274	13,588

Other expense (income)
Interest expense – floor plan	2,525	2,210	5,184	3,997
Interest expense – other	2,457	1,294	4,310	2,522
Change in fair value of warrant liability	-	12,295	(771)	7,600
Other expense (income), net	289	(45)	167	(90)
Total other expense, net	5,271	15,754	8,890	14,029
Income (loss) before income tax expense	3,451	(2,951)	2,384	(441)
Income tax expense	472	-	472	-
Net income (loss)	2,979	(2,951)	1,912	(441)
Less: Net income attributable to non-controlling interests	(103)	(270)	(350)	(546)
Net loss attributable to One Water Marine Holdings, LLC		$(3,221)		$(987)
Plus: Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	(1,791)		(477)
Net income attributable to OneWater Marine Inc	$1,085		$1,085

Earnings per share of Class A common stock – basic (1)	$0.18		$0.18
Earnings per share of Class A common stock – diluted (1)	$0.18		$0.18

Basic weighted-average shares of Class A common stock outstanding (1)	6,088		6,088
Diluted weighted-average shares of Class A common stock outstanding (1)	6,088		6,088

(1)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from February 11, 2020 through March, 31, 2020, the period following the Organizational Transactions (as defined below) and OneWater Marine Inc.’s initial public offering. See Note 9.

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

Six Months Ended March 31, 2020					Stockholders’ and Members’ Equity
			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2019	$86,018	$31,770	-	$-	-	$-	$-	$-	$6,199	$37,969
Net (loss) income	-	(1,314)	-	-	-	-	-	-	247	(1,067)
Distributions to members	(1,310)	(189)	-	-	-	-	-	-	(732)	(921)
Accumulated unpaid preferred returns	2,183	(2,183)	-	-	-	-	-	-	-	(2,183)
Accretion of redeemable preferred and issuance costs	162	(162)	-	-	-	-	-	-	-	(162)
Equity-based compensation	-	39	-	-	-	-	-	-	-	39
Balance at December 31, 2019	87,053	27,961	-	-	-	-	-	-	5,714	33,675
Net (loss) income prior to organizational transactions	-	(81)	-	-	-	-	-	-	103	22
Distributions to members prior to organizational transactions	-	(120)	-	-	-	-	-	-	(1)	(121)
Accumulated unpaid preferred returns prior to organizational transactions	1,004	(1,004)	-	-	-	-	-	-	-	(1,004)
Accretion of redeemable preferred and issuance costs prior to organizational transactions	74	(74)	-	-	-	-	-	-	-	(74)
Equity-based compensation prior to organizational transactions	-	616	-	-	-	-	-	-	-	616
Effect of organizational transactions	(88,131)	(27,298)	6,088	61	8,462	85	56,567	-	73,018	102,433
Equity-based compensation subsequent to organizational transactions	-	-	-	-	-	-	163	-	-	163
Net income subsequent to organizational transactions	-	-	-	-	-	-	-	1,085	1,872	2,957
Balance at March 31, 2020	$-	$-	6,088	$61	8,462	$85	$56,730	$1,085	$80,706	$138,667

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

Six Months Ended March 31, 2019					Stockholders’ and Members’ Equity
			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2018	$79,965	$15,963	-	$-	-	$-	$-	$-	$5,093	$21,056
Net income	-	2,234	-	-	-	-	-	-	276	2,510
Distributions to members	(823)	(126)	-	-	-	-	-	-	(500)	(626)
Accumulated unpaid preferred returns	2,057	(2,057)	-	-	-	-	-	-	-	(2,057)
Accretion of redeemable preferred and issuance costs	157	(157)	-	-	-	-	-	-	-	(157)
Equity based compensation	-	39	-	-	-	-	-	-	-	39
Balance at December 31, 2018	81,536	15,896	-	-	-	-	-	-	4,869	20,765
Net (loss) income	-	(3,221)	-	-	-	-	-	-	270	(2,951)
Distributions to members	-	(1,099)	-	-	-	-	-	-	-	(1,099)
Accumulated unpaid preferred returns	2,108	(2,108)	-	-	-	-	-	-	-	(2,108)
Accretion of redeemable preferred and issuance costs	156	(156)	-	-	-	-	-	-	-	(156)
Equity-based compensation	-	38	-	-	-	-	-	-	-	38
Balance at March 31, 2019	$83,620	$9,350	-	$-	-	$-	$-	$-	$5,139	$14,489

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
($ in thousands)
(Unaudited)

For the Six Months Ended March 31	2020	2019

Cash flows from operating activities
Net income (loss)	$1,912	$(441)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,551	1,192
Equity-based awards	818	77
Loss on asset disposals	90	50
Change in fair value of long-term warrant liability	(771)	7,600
Non-cash interest expense	3,307	1,406
Non-cash gain on settlement of contingent consideration	-	(1,655)
(Increase) decrease in assets:
Accounts receivable	(4,547)	(14,959)
Inventories	(56,039)	(86,863)
Prepaid expenses and other current assets	(4,495)	480
Deposits	(19)	14
Increase (decrease) in liabilities:
Accounts payable	2,273	6,412
Other payables and accrued expenses	251	1,549
Customer deposits	8,589	6,668
Net cash used in operating activities	(47,080)	(78,470)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(3,392)	(3,512)
Proceeds from disposal of property and equipment	1,574	50
Cash used in acquisitions	-	(2,111)
Net cash used in investing activities	(1,818)	(5,573)
Cash flows from financing activities
Net borrowings from floor plan	68,886	81,320
Proceeds from long-term debt	35,155	7,000
Payments on long-term debt	(4,155)	(465)
Payments of debt issuance costs	(791)	-
Payments of offering costs	(3,789)	-
Payment of acquisition contingent consideration	(1,457)	-
Distributions to redeemable preferred interest members	(90,503)	(823)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	59,234
Distributions to members	(4,206)	(1,725)
Net cash provided by financing activities	58,374	85,307
Net change in cash	9,476	1,264
Cash and restricted cash at beginning of period	11,492	15,757
Cash and restricted cash at end of period	$20,968	$17,021

Supplemental cash flow disclosures
Cash paid for interest	$6,187	$5,113

Noncash items
Acquisition purchase price funded by long-term debt	$-	$8,500
Acquisition purchase price funded by seller notes payable	-	8,274
Purchase of property and equipment funded by long-term debt	625	993
Offering costs, accrued not yet paid	600	-

OneWater Marine Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of Company and Basis of Presentation

Description of the Business

OneWater Marine Inc. (“OneWater Inc”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization into a holding company structure for the purpose of facilitating an initial public offering (the “Offering”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Marine Inc., the “Company”), OneWater Inc is the holding company and its sole material asset is the minority equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations (“OWAO”), and its wholly-owned subsidiaries.

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of March 31, 2020, the Company operates a total of 63 stores in eleven states, consisting of Alabama, Florida, Georgia, Kentucky, Maryland, Massachusetts, New York, North Carolina, Ohio, South Carolina, and Texas.

Operating results are generally subject to seasonal variations. Demand for products is generally highest during the third and fourth quarters of the fiscal year and, accordingly, revenues are generally expected to be higher during these periods. General economic conditions and consumer spending patterns can negatively impact the Company’s operating results. Unfavorable local, regional, national, or global economic developments, global public health concerns or uncertainties could reduce consumer spending and adversely affect the Company’s business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which the Company operates stores, particularly in the Southeast, can have a major impact on the Company’s overall results of operations. Local influences such as corporate downsizing, inclement weather such as hurricanes and other storms, environmental conditions, and other events could adversely affect the Company’s operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on the Company’s business.

Sales of new boats from the Company’s top ten brands represent approximately 42.6% and 42.5% of total sales for the three months ended March 31, 2020 and 2019, respectively, and 37.6% and 40.2% of total sales for the six months ended March 31, 2020 and 2019, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt and Pursuit, accounted for 16.1% and 17.7% of consolidated revenue for the three months ended March 31, 2020 and 2019, respectively, and 15.4% and 15.6% of consolidated revenue for the six months ended March 31, 2020 and 2019, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Initial Public Offering

On February 11, 2020, OneWater Inc completed its Offering of 5,307,693 shares of Class A common stock, par value $0.01 per share (the “Class A common stock”), which includes the exercise in full of the underwriters’ option to purchase up to 692,308 additional shares of Class A common stock pursuant to the Underwriting Agreement, at a price to the public of $12.00 per share. After deducting underwriting discounts and commissions, OneWater Inc received net proceeds of approximately $59.2 million. OneWater Inc contributed all of the net proceeds of the Offering received to OneWater LLC in exchange for limited liability company interests in OneWater LLC (“LLC Units”). OneWater LLC used the net proceeds, cash on hand and borrowings under its Amended and Restated Credit and Guaranty Agreement by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. (i) to pay $3.2 million to one Legacy Owner in exchange for the surrender of a preferred distribution right and (ii) to contribute cash to OWAO in exchange for additional units therein, and OWAO used such cash to fully redeem the preferred interest in subsidiary held by Goldman Sachs & Co. LLC and certain of its affiliates (collectively, “Goldman”) and affiliates of The Beekman Group (“Beekman”). Additionally, the Company provided certain of the existing owners of OneWater LLC, including Goldman and Beekman and certain members of the Company’s management team, the right to receive a tax distribution to cover taxable income arising as a result of OneWater LLC’s operating income through the period ending on the date of the closing of the Offering.

Organizational Transactions

In connection with the Offering and the related reorganization, OneWater Inc and OneWater LLC completed the following transactions (collectively, the “Organizational Transactions”):

•
OneWater LLC amended and restated its limited liability company agreement (the “Limited Liability Company Agreement”) to, among other things, provide for a single class of common units representing ownership interests in OneWater LLC and provide a mechanism pursuant to which holders of OneWater LLC Units (“LLC Unitholders”) may exchange LLC Units, together with an equal number of shares of Class B common stock, par value $0.01 per share (the “Class B common stock”), of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC’s election, cash;

•
OneWater Inc amended and restated its certificate of incorporation and bylaws to, among other things, authorize (i) 40,000,000 shares of Class A common stock, par value $0.01 per share, (ii) 10,000,000 shares of Class B common stock, par value $0.01 per share, and (iii) 1,000,000 shares of Preferred stock, par value $0.01 per share (the “Preferred stock”). Shares of Class A common stock have one vote per share and have economic rights. Shares of Class B common stock have no economic rights, but have one vote per share;

•
Legacy Owners (references made herein to “Legacy Owners” refer to the owners of OneWater LLC as they existed immediately prior to OneWater Inc’s public offering) exchanged their existing membership interests in OneWater LLC for LLC Units;

•	Certain Legacy Owners contributed, directly or indirectly, their OneWater LLC Units to OneWater Inc in exchange for 780,213 shares of Class A common stock;

•
OneWater Inc entered into a tax receivable agreement (the ‘‘Tax Receivable Agreement”) with certain of the Legacy Owners that will continue to be LLC Unitholders. See Note 11 for additional details regarding the Tax Receivable Agreement.

•
In connection with the Offering, the Board of Directors of OneWater Inc (the “Board”) adopted a long-term incentive plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Internal Revenue Code (the “Code”)) is 1,385,799. The LTIP will be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP;

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries One Water Assets and Operations, South Shore Assets and Operations, Bosun’s Assets and Operations, Singleton Assets and Operations, Legendary Assets and Operations, South Florida Assets and Operations and Midwest Assets and Operations (collectively, the “Subsidiaries”), conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of LLC Units not owned by OneWater Inc, which will reduce net income (loss) attributable to OneWater Inc’s Class A stockholders. As of March 31, 2020, OneWater Inc owned approximately 41.8% of the economic interest of OneWater LLC.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, which do not include all the information and notes required by such accounting principles for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the prospectus filed by OneWater Inc with the SEC on February 10, 2020 in accordance with Rule 424(b) of the Securities Exchange Act of 1933. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

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

As discussed above, as a result of the Organizational Transactions, the Company is the sole managing member for OneWater LLC and consolidates OneWater LLC and its subsidiaries. The financial statements for periods prior to the Offering and the Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes. Thus, for periods prior to the completion of the Offering, the accompanying unaudited interim condensed consolidated financial statements include the historical financial position and results of operations of OneWater LLC and its subsidiaries. For periods after the completion of the Offering, the financial position and results of operations include those of the Company and the Subsidiaries and report non-controlling interest related to the portion of LLC Units not owned by OneWater Inc.

COVID-19 Pandemic

In the last two weeks of March 2020, the Company began seeing the impact of the COVID-19 global pandemic on its business. Based on the guidance of local governments and health officials, we temporarily closed certain departments and locations. The duration of the disruption and related impact on the Company’s consolidated financial statements is currently uncertain and may continue to negatively impact the results of operations. The Company is monitoring and assessing the situation and preparing for implications to the business, including the ability to safely operate our stores, access to inventory and customer demand.

2.	Summary of Significant Accounting Policies

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. The cost of parts and accessories is determined using the weighted average cost method.

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the initial public offering, are capitalized. The deferred offering costs were offset against proceeds from the Offering upon the closing. As of September 30, 2019, $2.6 million of deferred offering costs had been recorded in prepaid expenses and other current assets. There were no deferred offering costs at March 31, 2020. In conjunction with the Offering, $5.5 million of deferred offering costs have been recorded as a reduction to additional paid-in capital.

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

Sales Tax

The Company collects sales tax on all of its sales to nonexempt customers and remits the entire amount to the states that imposed the sales tax on and concurrent with specific sales transactions. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.

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

Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. Prior to the adoption of ASU 2014-09, "Revenue from Contracts with Customers, Topic 606," revenue from parts and service operations were recognized when the customer took delivery of the part or serviced boat. Due to the short period of time from contract inception to completion, the impact of recording labor and parts incurred but not billed at the end of the reporting period in accordance with the standard adoption was de minimis.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. Subject to our agreements and in the event of early cancellation of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We constrain our estimate of variable consideration associated with chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2020 and March 31, 2019.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited consolidated condensed balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three and six months ended March 31, 2020 is as follows:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Beginning contract liability	$7,736	$4,880
Revenue recognized from contract liabilities included in the beginning balance	(3,946)	(4,101)
Increases due to cash received, net of amounts recognized in revenue during the period	9,681	12,692
Ending contract liability	$13,471	$13,471

The following table sets forth percentages on the timing of revenue recognition for the three and six months ended March 31, 2020.

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Goods and services transferred at a point in time	96.9%	96.0%
Goods and services transferred over time	3.1%	4.0%
Total Revenue	100.0%	100.0%

Income Taxes

OneWater Inc is a corporation and as a result, is subject to U.S. federal, state and local income taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs. We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

OneWater LLC is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax on its taxable income. Instead, the OneWater LLC members are liable for U.S. federal income tax on their respective shares of the Company’s taxable income reported on the members’ U.S. federal income tax returns.

Vendor Consideration Received

Consideration received from vendors is accounted for in accordance with FASB Accounting Standards Codification 330, ‘‘Inventory’’ (‘‘ASC 330’’). Pursuant to ASC 330, manufacturer incentives based upon cumulative volume of sales and purchases are recorded as a reduction of inventory cost and related cost of sales when the amounts are probable and reasonably estimable.

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

Segment Information

As of March 31, 2020 and September 30, 2019, the Company had one operating segment, marine retail. The marine retail segment consists of retail boat dealerships offering the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

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

In January 2017, the FASB issued ASU 2017-01, ‘‘Business Combinations (Topic 805)’’ (‘‘ASU 2017-01’’). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. As an EGC, the Company has elected to adopt ASU 2017-01 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company adopted this update on October 1, 2019, and it did not impact the consolidated financial statements.

Adoption of Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, ‘‘Leases (Topic 842)’’ (‘‘ASU 2016-02’’). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for a public company’s annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. As an EGC, the Company has elected to adopt ASU 2016-02 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, earlier application is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements, related disclosures and internal controls over financial reporting. The Company plans to adopt ASU 2016-02 in the fiscal year 2022 and expects the adoption of ASU 2016-02 to have a significant and material impact on the consolidated balance sheet given the current lease agreements for the Company’s stores. Based on the current assessment, it is expected that most of the operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on the consolidated financial statements and related disclosures and internal control over financial reporting.

In August 2018, the FASB issued ASU 2018-15, ‘‘Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract’’ (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends ASC 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. ASU 2018-15 is effective for a public company’s annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. As an EGC, the Company has elected to adopt ASU 2018-15 following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt ASU 2018-15 in fiscal year 2022.

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

The Company completed no acquisitions in the six months ended March 31, 2020. The Company completed five acquisitions for the fiscal year ended September 30, 2019.

The Company completed one acquisition for the three months ended December 31, 2018 and two acquisitions for the three months ended March 31, 2019.

On December 1, 2018, the Company purchased The Slalom Shop, LLC (‘‘Slalom Shop’’), a Texas boat retailer comprised of two stores. The acquisition expands the Company’s presence in the state of Texas, expands the Company’s product offering and strengthens its market share in a top boating market. The purchase price was $7.9 million with $1.6 million paid at closing, $5.1 million due to seller note payable which was paid in full during fiscal year 2019, and $1.3 million financed through a note payable to the seller bearing interest at a rate of 5.0% per year. The note is payable in one lump sum three years from the closing date, with interest payments due quarterly.

On February 1, 2019, the Company purchased Ocean Blue Yacht Sales (‘‘Ocean Blue’’), a Florida boat retailer comprised of three stores. The acquisition expands the Company’s presence on the east coast of Florida, expands the Company’s product offering and strengthens the Company’s market share in a top boating market. The purchase price was $10.7 million, with $8.7 million paid at closing ($8.5 million financed by long-term debt), and $1.9 million financed through a note payable to the seller bearing interest at a rate of 5.0% per year. The note is payable in one lump sum three years from the closing date, with interest payments due quarterly.

On February 1, 2019, the Company purchased Ray Clepper, Inc. d/b/a Ray Clepper Boat Center (‘‘Ray Clepper’’), a South Carolina boat retailer comprised of a single location. The acquisition expands the Company’s presence in South Carolina, expands the Company’s product offering and strengthens the Company’s market share in a top boating market. The purchase price was $0.3 million, paid at closing.

The table below summarizes the fair values of the assets acquired at the acquisition date, including the goodwill recorded as a result of this transaction.

($ in thousands)	Three months ended March 31, 2019	Six months ended March 31, 2019
Prepaid expenses	$100	$126
Accounts receivable	135	135
Inventory	20,569	27,295
Property and equipment	33	36
Identifiable intangible assets	4,989	7,992
Goodwill	4,739	8,087
Liabilities assumed	(19,601)	(24,786)
Total purchase price	$10,964	$18,885

5.	Inventories

Inventories consisted of the following at:

($ in thousands)	March 31, 2020	September 30, 2019
New vessels	$285,652	$234,312
Pre-owned vessels	37,589	33,729
Work in process, parts and accessories	10,136	9,297
	$333,377	$277,338

6.	Goodwill and Other Identifiable Intangible Assets

The Company reviews goodwill for impairment annually in the fiscal fourth quarter, or more often if events or circumstances indicate that impairment may have occurred. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. We elected to perform a quantitative assessment for our March 31, 2020 goodwill impairment testing due to the decline in our market capitalization and possible reductions in cash flow as a result of COVID-19. Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill is not impaired. However, we are unable to predict how long these current conditions will persist and the impact any potential additional measures, including prolonged shelter in place orders, would have on our business.

We performed a qualitative assessment as of September 30, 2019, and we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount.

The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting unit using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair value of our reporting unit to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. We elected to perform a quantitative assessment for our March 31, 2020 trade names impairment testing due to the decline in our market capitalization and possible reductions in cash flow as a result of COVID-19. Based on our interim impairment assessments as of March 31, 2020, we have determined that our trade names are not impaired. However, we are unable to predict how long these current conditions will persist and the impact any potential additional measures, including prolonged shelter in place orders, would have on our business.

We performed a qualitative assessment as of September 30, 2019, and we determined that it was not more likely than not that the fair value of our reporting units was less than its carrying amount.

The quantitative impairment test for trade names requires the comparison of the trade names’ estimated fair value to carrying value on an individual basis. Fair values of trade names are estimated using Level 3 inputs by discounting expected future cash flows of the trade name. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions, and other marketplace data we believe to be reasonable.

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On February 11, 2020, in connection with the Offering, the Company and certain of its subsidiaries entered into the sixth amended and restated Inventory Financing Agreement (the “Inventory Financing Facility”) and, among other things, permitted certain payments and transactions in connection with the Offering, including payments under the Tax Receivable Agreement. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers). The outstanding balance of the facility was $294.3 million and $225.4 million, as of March 31, 2020 and September 30, 2019, respectively.

Interest on new boats and for rental units is calculated using the one month London Inter-Bank Offering Rate (“LIBOR”) rate plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of March 31, 2020 the interest rate on the Inventory Financing Facility ranged from 3.74% to 5.99% for new inventory and 3.99% to 6.24% for pre-owned inventory. As of September 30, 2019 the interest rate on the Inventory Financing Facility ranged from 4.77% to 7.02% for new inventory and 5.02% to 7.27% for pre-owned inventory. Borrowing capacity available at March 31, 2020 and September 30, 2019 was $98.2 million and $67.1 million, respectively.

8.	Long-term Debt and Line of Credit

On February 11, 2020, in connection with the Offering, OneWater Inc entered into an Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. The amendment, among other things, modified the terms to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022 (v) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025 and (vi) remove OWM BIP Investor, LLC as a lender. The Term and Revolver Credit Facility bears interest at a rate that is equal to LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. The Term and Revolver Credit Facility includes the option for the Company to defer cash payments of interest for twelve months and add the accrued interest to the outstanding principal of the note payable. This election was made for the period ended March 31, 2020 and as a result, the interest rate will be increased by 2.0% for the corresponding twelve months.

Immediately upon closing of the agreement, the Company borrowed an additional $35.3 million on the Multi-Draw Term Loan. Additionally, during the three months ended March 31, 2020 the Company elected the option to defer cash interest payments for twelve months.

Long-term debt consisted of the following at:

($ in thousands)	March 31, 2020	September 30, 2019
Multi-draw term note payable to Goldman Sachs Specialty Lending Group, L.P., secured and bearing interest at 10.2% at March 31, 2020 and 10.0% at September 30, 2019. The note requires quarterly principal payments of 1.25% of the aggregate principal balance commencing on March 31,2020 and maturing with a full repayment of the remaining balance on February 11, 2025	$101,384	$58,000
Revolving note payable for an amount up to $10.0 million to Goldman Sachs Specialty Lending Group, L.P	-	-
Note payable to Rambo Marine, Inc., unsecured and bearing interest at 7.5% per annum. The note requires annual interest payments, with a balloon payment of principal due on July 1, 2020	3,133	3,133
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through February 2025	2,309	2,371
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Lab Marine, Inc., unsecured and bearing interest at 6.0% per annum. The note requires annual interest payments, with a balloon payment of principal due on March 1, 2021	1,500	1,500
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2021	1,271	1,271
Note payable to Bosun’s Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments with a balloon payment due on June 1, 2021	1,227	1,227
Note payable to Rebo, Inc., unsecured and bearing interest at 5.5% per annum. The note requires annual interest payments with a balloon payment due on April 1, 2021	1,000	1,000
Note payable to Marina Mikes, LLC, unsecured and bearing interest at 5.0% per annum. The note requires annual interest payments, with a balloon payment of principal due on June 1, 2020	854	2,125
Note payable to Texas Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments, with a balloon payment of principal due on August 1, 2020	815	815
Note payable to Sunrise Marine, Inc. and Sunrise Marine of Alabama, Inc., unsecured and bearing interest at 6.0% per annum. The note was repaid in full	-	1,400
	117,577	76,926
Less current portion	(7,012)	(11,124)
Less unamortized portion of debt issuance costs	(1,611)	(1,013)
	$108,954	$64,789

9.	Stockholders’ and Members’ Equity

Initial Public Offering and Organizational Transactions

Immediately prior to the Offering, OneWater Inc amended and restated its certificate of incorporation and bylaws to, among other things, authorize (i) 40,000,000 shares of Class A common stock, par value $0.01 per share, (ii) 10,000,000 shares of Class B common stock, par value $0.01 per share, and (iii) 1,000,000 shares of Preferred stock, par value $0.01 per share. Shares of Class A common stock have one vote per share and have economic rights. Shares of Class B common stock have no economic rights, but have one vote per share.

As described in Note 1, on February 11, 2020, OneWater Inc completed its Offering of 5,307,693 of Class A common stock, which includes the exercise in full of the underwriters’ option to purchase up to 692,308 additional shares of Class A common stock pursuant to the Underwriting Agreement, at a price to the public of $12.00 per share. OneWater Inc received net proceeds of approximately $59.2 million after deducting underwriting discounts and commissions. In addition, certain Legacy Owners contributed, directly or indirectly, their OneWater LLC Units to OneWater Inc in exchange for 780,213 shares of Class A common stock. Additionally, as part of the Organizational Transactions, OneWater Inc issued approximately 8.5 million shares of Class B common stock to LLC Unitholders. No additional shares were issued or exchanged subsequent to the Organizational Transactions and the Offering for the three months ended March 31, 2020. Total outstanding shares of Class A common stock and Class B common stock at March 31, 2020 were approximately 6.1 million and 8.5 million, respectively.

The Company incurred approximately $4.9 million of legal, accounting, printing and other professional fees directly related to the Offering through March 31, 2020, including $2.6 million incurred during fiscal year 2019, of which $1.1 million were paid during fiscal year 2019. The Company accrued an additional $0.6 million at March 31, 2020 for expenses that have not yet been invoiced. Upon completion of the Offering, the $5.5 million in total costs incurred for the Offering were charged against additional paid-in capital.

Equity-Based Compensation

As part of the Organizational Transactions, previously issued Profit in Interests awards to select members of executive management for Class B units, which represented non-voting units fully and immediately vested and were exchanged for 32,754 OneWater LLC Units.

In connection with the Offering, the Board adopted an LTIP to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,385,799. The LTIP will be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

In connection with the consummation of the Offering, OneWater Inc granted to its named executive officers equity-based awards under the LTIP, which consist of (i) 17,333 restricted stock units subject to time-based vesting (“RSUs”) for each of Messrs. Singleton (Chief Executive Officer) and Aisquith (Chief Operating Officer), and (ii) 10,000 RSUs for Mr. Ezzell (Chief Financial Officer). The restricted stock units vest in four equal annual installments commencing on February 7, 2021.

During the three months ended March 31, 2020, the Board of Directors approved the grant of an additional 137,500 time-based vesting restricted stock units. 37,500 restricted stock units fully vest on February 7, 2021. The remaining 100,000 restricted stock units vest in four equal annual installments commencing on February 7, 2021. Compensation cost for restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a straight-line basis over the applicable vesting periods.

During the three months ended March 31, 2020, the Board of Directors approved the grant of 67,000 performance share units, which represents 100% of the target award. Performance share units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2020 as measured against objective performance goals as determined by the Board of Directors. The actual number of units earned may range from 0% to 175% of the target number of units depending upon achievement of the performance goals. Performance share units vest in four equal annual installments. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved, and is recognized on a graded basis over the four-year vesting period. As of March 31, 2020, the Company did not expect the performance targets to be met and therefore no expense related to the performance awards were recorded in the three months ended March 31, 2020.

The following table further summarizes activity related to restricted stock units for the six months ended March 31, 2020:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Issued on February 11, 2020	44,666	$14.61
Awarded	204,500	16.01
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2020	249,166	$15.76

For the three and six months ended March 31, 2020, the Company recognized $0.2 million of compensation expense related to the grant of restricted stock units. As of March 31, 2020, the total unrecognized compensation expense related to outstanding equity awards was approximately $2.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

Investor Voting Warrants

On October 28, 2016, the Company issued 25,000 OneWater LLC common unit warrants in exchange for $1.0 million. The common unit warrants had a ten-year life from the date of issuance and provided the holders with a put right after 5 years, or potentially earlier, under certain circumstances. The holders of the warrants maintained full voting rights in OneWater LLC. The common unit warrants were exercised for $0.0001 per unit in exchange for cash or common units of OneWater LLC. As the common unit warrants may be settled in cash at the election of the holder, the fair value of the common unit warrants have been included in warrant liability in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019. In connection with the Offering, Goldman and Beekman received 2,148,806 OneWater LLC units upon exercise of the warrants.

OneWater LLC Preferred Distribution

As of September 30, 2019, the unpaid balance of the preferred distribution was $3.2 million. The 5% cumulative interest on the preferred distribution was recognized as a distribution when declared by the Board of Directors. As of September 30, 2019, unpaid cumulative interest on the preferred distribution was zero. On February 11, 2020, in connection with the Offering, the Company paid $3.2 million in exchange for the surrender of the preferred distribution right.

Non-Controlling Interest

On June 1, 2018, the Company purchased Bosun’s Marine, a Massachusetts based boat retailer through its subsidiary Bosun’s Assets and Operations (“BAO”). The former owner of Bosun’s Marine invested $2.5 million of the purchase price to obtain a 25.0% ownership interest in BAO, with no voting rights in the subsidiary BAO. The results of operations for Bosun’s Marine have been included in the Company’s consolidated financial statements through the date of the Offering and the former owner’s minority interest in the subsidiary BAO has been recorded accordingly through the date of the Offering.

On August 1, 2017, the Company purchased South Shore Marine, an Ohio based boat retailer through its subsidiary South Shore Assets and Operations (“SSAO”). The former owner of South Shore Marine invested $1.8 million of the purchase price to obtain a 25.0% ownership interest in SSAO, with no voting rights in the subsidiary SSAO. The results of operations for South Shore Marine have been included in the Company’s consolidated financial statements through the date of the Offering and the former owner’s minority interest in the subsidiary SSAO has been recorded accordingly through the date of the Offering.

In connection with the Offering, the former owners of BAO and SSAO received 290,466 and 306,199 shares of Class A common stock, respectively, for the surrender of their respective 25.0% ownership interests.

As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the LLC Unitholders. Changes in ownership interest in OneWater LLC while OneWater Inc retains its controlling interest will be accounted for as equity transactions. Future direct exchanges of LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of March 31, 2020, OneWater Inc owned approximately 41.8% of the economic interest of OneWater LLC with the LLC Unitholders owning the remaining 58.2%.

Dividend Restrictions

Under the Term and Revolver Credit Facility, the Company and its subsidiaries are generally restricted from making cash dividends or distributions and are required to obtain consent from Goldman prior to the payment of dividends, excluding distributions related to the payment of taxes by members. These restrictions apply to all income and net assets of the Company and its consolidated subsidiaries. Additionally, certain of the Company’s subsidiaries designated as ‘‘Dealers’’ under its inventory financing program are generally restricted from incurring indebtedness, including certain restrictions on intercompany loans or advances.

Earnings (Loss) Per Share

Basic and diluted earnings per share of Class A common stock is computed by dividing net income attributable to OneWater Inc for the period from February 11, 2020 through March 31, 2020, the period following the Organizational Transactions and the Offering, by the weighted-average number of shares of Class A common stock outstanding during the same period. There were no adjustments to the denominator necessary to compute diluted earnings per share. Diluted earnings per share is computed by giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to February 11, 2020, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share for the three and six months ended March 31, 2020 (in thousands, except per share data):

Earnings per share:	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Numerator:
Net income attributable to OneWater Inc	$1,085	$1,085

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	6,088	6,088

Earnings per share of Class A common stock – basic	$0.18	$0.18
Earnings per share of Class A common stock – diluted	$0.18	$0.18

Shares of Class B common stock do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Class B common stock	8,462	8,462
Restricted Stock Units	127	127
	8,589	8,589

10.	Redeemable Preferred Interest in Subsidiary

On September 1, 2016, the Company organized OWAO. As of September 30, 2016, OWAO was not funded. In conjunction with Goldman and Beekman, OneWater LLC contributed a majority of its assets, including subsidiaries operating all of its retail operations, to OWAO in return for 100,000 common units. Additionally, as a part of the transaction, OWAO issued 68,000 preferred units in OWAO to Goldman and Beekman. The preferred interest had a stated 10.0% rate of return and there was no allocation of profits in excess of the stated return. The preferred interests were not convertible but may have been redeemed by the holder after 5 years or upon certain triggering events at face value plus accrued interest.

The Company had classified the redeemable preferred interest as temporary equity in the consolidated balance sheets. The discount on the issuance of the redeemable preferred interest was being accreted to retained common interests as a dividend from the date of issuance through the fifth anniversary of the issuance date. On February 11, 2020, in connection with the Offering, OWAO used $89.2 million in cash to fully redeem the preferred interest in subsidiary held by Goldman and Beekman. For the three months ended March 31, 2020 the Company recorded $1.1 million in accretion of the discount and amortization of the issuance costs associated with redeemable preferred interest in subsidiary, which includes an acceleration of the remaining discount and issuance costs balances outstanding at the redemption date.

11.	Income Taxes

As a result of the Offering and Organizational Transactions, OneWater Inc owns a portion of the LLC Units of OneWater LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, OneWater LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OneWater LLC is passed through to and included in the taxable income or loss of its members, including OneWater Inc, in accordance with the terms of the LLC Agreement. OneWater Inc is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of OneWater LLC.

Our effective tax rate of 13.7% for the three months ending March 31, 2020 and 19.8% for the six months ending March 31, 2020 differs from statutory rates primarily due to earnings allocated to non-controlling interests.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will fully realize our deferred tax asset in the future. The Company has not recorded a valuation allowance.

The Company has recognized no uncertain tax positions.  Although the Company has not filed a corporate tax return, the basis of tax positions applied to our tax provisions substantially comply with applicable federal and state tax regulations, and we acknowledge the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

Tax Receivable Agreement

OneWater Inc expects to obtain an increase in its share of the tax basis in the net assets of OneWater LLC when LLC Units are exchanged by the LLC Unitholders. Each exchange for outstanding shares of Class A common stock results in a corresponding increase in OneWater Inc’s ownership of LLC Units. These increases in tax basis may reduce the amounts that OneWater Inc would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the Offering, the Company entered into the Tax Receivable Agreement with certain of the Legacy Owners that will continue to be LLC Unitholders. The Tax Receivable Agreement generally provides for the payment by OneWater Inc to such LLC Unitholders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using the estimated impact of state and local taxes) that OneWater Inc actually realizes (or is deemed to realize in certain circumstances) in periods after the Offering as a result of, as applicable to each such LLC Unitholder, (i) certain increases in tax basis that occur as a result of OneWater Inc’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such LLC Unitholder’s LLC Units pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Tax Receivable Agreement) or that relate to prior transfers of such LLC Units that will be available to OneWater Inc as a result of its acquisitions of those units and (ii) imputed interest deemed to be paid by OneWater Inc as a result of, and additional tax basis arising from, any payments OneWater Inc makes under the Tax Receivable Agreement. OneWater Inc will retain the benefit of the remaining 15% of these net cash savings.

If the Internal Revenue Service or a state or local taxing authority challenges the tax basis adjustments that give rise to payments under the Tax Receivable Agreement and the tax basis adjustments are subsequently disallowed, the recipients of payments under the agreement will not reimburse the Company for any payments the Company previously made to them. Any such disallowance would be taken into account in determining future payments under the Tax Receivable Agreement and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments are disallowed, the Company’s payments under the Tax Receivable Agreement could exceed its actual tax savings, and the Company may not be able to recoup payments under the Tax Receivable Agreement that were calculated on the assumption that the disallowed tax savings were available.

The Tax Receivable Agreement provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, (ii) there is a material breach of material obligations under the Tax Receivable Agreement, or (iii) it elects an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and the Company’s obligations, or the Company’s successor’s obligations, under the Tax Receivable Agreement will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, to the extent applicable, that any LLC Units that have not been exchanged are deemed exchanged for the fair market value of the Company’s Class A common stock at the time of termination.

As of March 31, 2020 , there have been no exchanges of LLC Units and as a result, the Company has not recorded a liability related to the Tax Receivable Agreement.

12.	Contingencies and Commitments

Operating Leases

The Company recorded rent expense of $3.1 million and $2.4 million during the three months ended March 31, 2020 and 2019, respectively, and $6.1 million and $4.6 million during the six months ended March 31, 2020 and 2019, respectively. The Company leases certain facilities and equipment under noncancelable operating lease agreements having terms in excess of one year, which expire at various dates through 2037.

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

13.	Related Party Transactions

In accordance with agreements approved by the Board of Directors of the Company, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. Total purchases incurred under these arrangements were $8.7 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively, and $19.5 million and $14.9 million for the six months ended March 31, 2020 and 2019, respectively. A subsidiary of the Company holds a warrant to purchase one such entity for equity in inventory plus $1, which approximates fair value, that expires on March 1, 2021.

In accordance with agreements approved by the Board of Directors of the Company, certain entities affiliated with common members of the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.4 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, and $1.0 million and $1.1 million for the six months ended March 31, 2020 and 2019, respectively.

In accordance with agreements approved by the Board of Directors of the Company, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. Total fees recorded under these arrangements were $0.3 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively, and $0.4 million and $1.3 million for the six months ended March 31, 2020 and 2019, respectively.

In accordance with agreements approved by the Board of Directors of the Company, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. Total payments recorded under these arrangements were $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and $0.4 million and $0.5 million for the six months ended March 31, 2020 and 2019, respectively. Included in these amounts and in connection with our notes payable floor plan financing, our Chief Executive Officer was paid a guarantee fee of $0.1 million for each of the three months ended March 31, 2020 and 2019 and $0.3 million for each of the six months ended March 31, 2020 and 2019, for his personal guarantee associated with this arrangement.

In connection with transactions noted above, the Company was due certain amounts as recorded within accounts receivable as of March 31, 2020 and September 30, 2019, of $0.2 and $0.1 million, respectively.

All related party transactions are immaterial and have not been shown separately on the face of the consolidated financial statements.

14.	Subsequent events

In March 2020, the Company began seeing the impact of the COVID-19 global pandemic on its business. The Company is monitoring the situation closely and making any necessary adjustments in operations to ensure compliance with guidelines issued by the World Health Organization (WHO), the Centers for Disease Control and Prevention (CDC) and federal, state or local authorities. Based on the guidance received, the Company has temporarily closed certain departments and locations. In an effort to protect its business and enhance its financial flexibility, the Company has taken actions to reduce costs, including certain executive salary reductions, discretionary expense reductions, limiting capital expenses for non-essential projects and workforce furloughs and/or reduction. Management expects its business will continue to be impacted to some degree, but the significance and the duration of the impact cannot be determined at this time.

Between April 20, 2020 and April 22, 2020, certain subsidiaries of the Company entered into separate promissory notes with Hancock Whitney Bank providing for loans under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (each, an “SBA Loan” and collectively, the “SBA Loans”). Total amounts received were approximately $14.1 million in the aggregate.

Based on its operating results through April 30, 2020, the Company determined that the impact of COVID-19 was not affecting its performance to the extent expected. While the future impact of COVID-19 remains unknown, initial sales trends suggest the impact will not be as severe as initially believed at this time. Accordingly, the Company elected to return the money received under the CARES Act on May 6, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in the Final Prospectus filed by OneWater Marine Inc. and in the other related OneWater Marine Inc. filings with the SEC, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 40 additional stores through 17 acquisitions. Our current portfolio as of March 31, 2020 consists of 21 different local and regional dealer groups. Because of this, we believe we are the largest and one of the fastest-growing premium recreational boat retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

The boat dealer market is highly fragmented and is comprised of over 4,000 stores nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores. We are one of the largest and fastest-growing premium recreational boat retailers in the United States. Despite our size, we comprise less than 2% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our store base, focus on high-margin products and services, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading boat retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

Impact of COVID-19

The COVID-19 pandemic and its related effects, including restraints on U.S. economic and leisure activities, had a significant impact on our business for the three and six months ended March 31, 2020. Same-store sales through mid-March outpaced the prior year, delivering approximately 10% growth year-over-year, but slowed significantly in the last two weeks of March as the COVID-19 pandemic spread across the U.S. We place the utmost importance on the safety and well-being of our employees and in compliance with guidelines issued by the World Health Organization (WHO), the Centers for Disease Control and Prevention (CDC) and federal, state or local authorities, we closed or reduced staffing at certain locations. We have implemented social distancing techniques at each of our locations. In light of the current environment, our sales team members are fully engaged with customers and are providing them with virtual walkthroughs of inventory and/or private, at home or on water, showings, while our service departments are working hard to deliver boats and keep customers on the water.

The COVID-19 pandemic and its related effects may continue to interfere with the ability of our employees, contractors, customers, suppliers, and other business partners to perform our and their respective responsibilities and obligations with respect to the operation of our business. Additionally, current economic conditions and the COVID-19 outbreak may continue to affect the purchasing decisions of our customers. The extent of this impact on our business remains uncertain.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 40 additional stores through 17 dealer group acquisitions. Our team remains focused on expanding our dealership in regions with strong boating cultures, enhancing the customer experience, and generating value for our shareholders. With that in mind, we expect to take a temporary pause on acquisitions until the current macro-economic environment stabilizes. We are using this time to better evaluate targets. We have not seen any significant change to the acquisition pipeline at this time.

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

General Economic Conditions

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of the COVID-19 pandemic or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which we operate stores, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing and inclement weather such as hurricanes and other storms, environmental conditions, global public health concerns and events could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

Our business was significantly impacted during the recessionary period that began in 2007. This period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain stores and reduced headcount. Additionally, in an effort to counteract the downturn, we increased our focus on pre-owned sales, parts and repair services, and finance and insurance services. As a result, we surpassed our pre-recession sales levels in less than 24 months. While we believe the measures we took significantly reduced the impact of the downturn on the business, we cannot guarantee similar results in the event of a future downturn. Additionally, we cannot predict the timing or length of unfavorable economic or industry conditions, including the downturn as a result of the COVID-19 pandemic, or the extent to which they could adversely affect our operating results.

Although past economic conditions have adversely affected our operating results, we believe we are capable of responding in a manner that allows us to substantially outperform the industry and gain market share. We believe our ability to capture such market share enables us to align our retail strategies with the desires of customers. We expect our core strengths, including retail and acquisition strategies, will allow us to capitalize on growth opportunities as they occur, despite market conditions.

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

Revenue Recognition

Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer. We are the principal with respect to revenue from new, used and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, and therefore the fee or commission is recorded on a net basis.

Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. Prior to the adoption of ASU 2014-09 (as defined below), revenue from parts and service operations were recognized when the customer took delivery of the part or serviced boat. Due to the short period of time from contract inception to completion, the impact of recording labor and parts incurred but not billed at the end of the reporting period in accordance with the standard adoption was de minimis.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. Subject to our agreements and in the event of early cancellation of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We constrain our estimate of variable consideration associated with chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2020 and March 31, 2019.

Vendor Consideration Received

Consideration received from vendors is accounted for in accordance with FASB Accounting Standards Codification 330, ‘‘Inventory’’ (‘‘ASC 330’’). Pursuant to ASC 330, manufacturer incentives based upon cumulative volume of sales and purchases are recorded as a reduction of inventory cost and related cost of sales when the amounts are probable and reasonably estimable.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales histories indicated that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. Therefore, we generally do not maintain a reserve for boat inventory. The cost of parts and accessories is determined using the weighted average cost method. Inventory is reported net of write downs for obsolete and slow moving items of approximately $0.5 million at both March 31, 2020 and September 30, 2019.

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

In accordance with ASC 350, we review goodwill for impairment annually in the fourth fiscal quarter, or more often if events or circumstances indicate that impairment may have occurred. When evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment in accordance with ASC 350. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. We elected to perform a quantitative assessment for our March 31, 2020 goodwill impairment testing due to the decline in our market capitalization and possible reductions in cash flow as a result of COVID-19. Based on our interim impairment assessment, as of March 31, 2020, we have determined that our goodwill is not impaired. However, we are unable to predict how long these current conditions will persist and the impact any potential additional measures, including prolonged shelter in place orders, would have on our business.

We performed a qualitative assessment as of September 30, 2019, and we determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount.

Identifiable intangible assets consist of trade names related to the acquisitions we have completed. We have determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. We elected to perform a quantitative assessment for our March 31, 2020 trade names impairment testing due to the decline in our market capitalization and possible reductions in cash flow as a result of COVID-19. Based on our interim impairment assessments as of March 31, 2020, we have determined that our trade names are not impaired. However, we are unable to predict how long these current conditions will persist and the impact any potential additional measures, including prolonged shelter in place orders, would have on our business.

We performed a qualitative assessment as of September 30, 2019, and we determined that it was not more likely than not that the fair value of our reporting units was less than its carrying amount.

Impairment of Long-Lived Assets

FASB ASC 360-10-40, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets” (‘‘ASC 360-10-40’’), requires that long-lived assets, such as property, equipment and purchased intangibles subject to amortization, be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. We would conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of March 31, 2020. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Post-Offering Taxation and Public Company Costs

One Water Marine Holdings, LLC (“OneWater LLC”) is and has been organized as a pass-through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. OneWater Marine Inc. (“OneWater Inc”) was incorporated as a Delaware corporation on April 3, 2019 and therefore, after the consummation of the initial public offering (the “Offering”), is subject to U.S. federal income taxes and additional state and local taxes with respect to its allocable share of any taxable income of OneWater LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, OneWater Inc also will incur expenses related to its operations, plus payment obligations under the Tax Receivable Agreement, which are expected to be significant. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt instruments, the Amended and Restated Limited Liability Company Agreement of OneWater LLC (the ‘‘OneWater LLC Agreement’’) will require OneWater LLC to make pro rata cash distributions to OneWater Unit Holders (as defined below), including OneWater Inc, in an amount sufficient to allow OneWater Inc to pay its taxes and to make payments under the Tax Receivable Agreement. In addition, the OneWater LLC Agreement will require OneWater LLC to make non-pro rata payments to OneWater Inc to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the OneWater LLC Agreement. See ‘‘—Tax Receivable Agreement’’ and ‘‘Certain Relationships and Related Party Transactions—Tax Receivable Agreement’’ in our Final Prospectus.

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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 10.0% and 9.8% to revenue in the three months ended March 31, 2020 and 2019, respectively, and 10.7% and 11.8% in the six months ended March 31, 2020 and 2019, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 29.8% and 28.7% to gross profit in the three months ended March 31, 2020 and 2019, respectively, and 30.4% and 30.8% to gross profit in the six months ended March 31, 2020 and 2019, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest expense – other, income taxes, depreciation and amortization and other expense (income), further adjusted to eliminate the effects of items such as the change in the fair value of warrants, gain (loss) on contingent consideration and transaction costs. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

We refer to the fiscal year 2019 acquisitions described above collectively as the ‘‘2019 Acquisitions.’’ The 2019 Acquisitions are fully reflected in our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2020 and will be fully reflected in our consolidated financial statements for the fiscal year ending September 30, 2020 but are only partially reflected in our unaudited condensed consolidated financial statements for the three and six months ending March 31, 2019.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. We currently estimate that OneWater Inc will be subject to U.S. federal, state and local taxes at a blended statutory rate of 24.6% of pre-tax earnings for periods after the Offering.

•
As of September 30, 2019, the outstanding balance of the preferred units in One Water Assets & Operations, LLC (“Opco”) held by Goldman and Beekman in the aggregate was $87.3 million, exclusive of $1.3 million in issuance costs. In connection with the Offering, we used the net proceeds therefrom, together with cash on hand and borrowings under the Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P., to fully redeem these preferred units, which eliminates the amount recorded as Redeemable Preferred Interest in Subsidiary in our balance sheet and also eliminates any future dividends related to the preferred units for all periods after the Offering.

•
As of September 30, 2019, Goldman and Beekman held the LLC Warrants, which contained conversion features that caused them to be accounted for as a liability on our balance sheet. Changes in this liability were recognized as income or expense on our statements of operations and increased or reduced our net income in historical periods. In connection with the Offering, Goldman and Beekman exercised all of the LLC Warrants for common units of OneWater LLC. Giving effect to the Offering and the exercise of the LLC Warrants for common units of OneWater LLC held by Goldman and Beekman, we have eliminated the fair value adjustment for the LLC Warrants for all periods after the Offering, which eliminates the corresponding impact on our statements of operations.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional SG&A expenses relative to historical periods. See ‘‘—Post-Offering Taxation and Public Company Costs.’’

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

	For the three months ended March 31, 2020		For the three months ended March 31, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat sales	$127,913	67.3%	$126,928	70.2%	$985	0.8%
Pre-owned boat sales	42,992	22.6%	36,015	19.9%	6,977	19.4%
Finance & insurance income	8,083	4.3%	6,354	3.5%	1,729	27.2%
Service, parts and other sales	10,975	5.8%	11,474	6.3%	(499)	-4.3%
Total revenues	189,963	100.0%	180,771	100.0%	9,192	5.1%

Gross Profit
New boat gross profit	24,125	12.7%	22,148	12.3%	1,977	8.9%
Pre-owned boat gross profit	7,183	3.8%	6,177	3.4%	1,006	16.3%
Finance & insurance gross profit	8,083	4.3%	6,354	3.5%	1,729	27.2%
Service, parts & other gross profit	5,193	2.7%	5,046	2.8%	147	2.9%
Gross profit	44,584	23.5%	39,725	22.0%	4,859	12.2%

Selling, general and administrative expenses	32,146	16.9%	27,548	15.2%	4,598	16.7%
Depreciation and amortization	791	0.4%	585	0.3%	206	35.2%
Transaction costs	2,925	1.5%	444	0.2%	2,481	558.8%
Gain on settlement of contingent consideration	-	0.0%	(1,655)	-0.9%	1,655	-100.0%

Income from operations	8,722	4.6%	12,803	7.1%	(4,081)	-31.9%

Interest expense - floor plan	2,525	1.3%	2,210	1.2%	315	14.3%
Interest expense - other	2,457	1.3%	1,294	0.7%	1,163	89.9%
Change in fair value of warrant liability	-	0.0%	12,295	6.8%	(12,295)	-100.0%
Other expense (income), net	289	0.2%	(45)	0.0%	334	-742.2%
Pretax income (loss)	3,451	1.8%	(2,951)	-1.6%	6,402	-216.9%
Income taxes	472	0.2%	-	0.0%	-	0.0%
Net income (loss)	2,979	1.6%	(2,951)	-1.6%	5,930	-200.9%
Less: Net income attributable to non-controlling interest	(103)		(270)		167	-61.9%
Net loss attributable to One Water Marine Holdings, LLC			$(3,221)
Less: Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	(1,791)
Net income (loss) attributable to One Water Marine Inc.	$1,085

Revenue

Overall, revenue increased by $9.2 million, or 5.1%, to approximately $190.0 million for the three months ended March 31, 2020 from $180.8 million for the three months ended March 31, 2019. Revenue generated from same-store sales decreased 2.7% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to decreased sales due to the uncertainty and impact on the macroeconomic environment of the COVID-19 pandemic. The decrease was primarily driven by a reduction in the number of boats sold, partially offset by an increase in average selling price of new and pre-owned boats. Overall revenue increased by $9.2 million as a result of a $13.9 million increase from stores not eligible for inclusion in the same-store sales base, partially offset by a $4.7 million dollar decrease in same-store sales. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods. During the fiscal year ended September 30, 2019, we acquired 10 stores. We have not made any acquisitions in fiscal year 2020.

New Boat Sales

New boat sales increased by $1 million, or 0.8%, to approximately $127.9 million for the three months ended March 31, 2020 from $126.9 for the three months ended March 31, 2019. The increase was primarily attributable to the 2019 Acquisitions. During the three months ended March 31, 2020 we experienced a decrease in unit sales of approximately 4.9% and an increase in average unit prices of approximately 7.0% over the three months ended March 31, 2019. We believe the decrease in units sold was primarily due to the uncertainty and impact on the macroeconomic environment of the COVID-19 pandemic. The increase in average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand.

Pre-owned Boat Sales

Pre-owned boat sales increased by $7.0 million, or 19.4%, to approximately $43.0 million for the three months ended March 31, 2020 from $36.0 million for the three months ended March 31, 2019. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the three months ended March 31, 2020 benefited from a 6.2% increase in the number of units sold and a 25.9% increase in average unit price largely due to the mix of pre-owned products and the composition of the brands and models sold during the period. Pre-owned boat sales for the three months ended March 31, 2020 were less impacted by the COVID-19 pandemic, as consumers tend to shift to the more affordable pre-owned boat market in times of uncertainty.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $1.7 million, or 27.2%, to approximately $8.1 million for the three months ended March 31, 2020 from $6.4 million for the three months ended March 31, 2019. The increase was primarily due to process improvements and the additional new and pre-owned sales revenue, which were primarily attributable to the fiscal year 2019 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products increased as a percentage of total revenue to 4.3% in the three months ended March 31, 2020 from 3.5% for the three months ended March 31, 2019. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other Sales

Service, parts & other sales decreased by $0.5 million, or 4.3%, to approximately $11.0 million for the three months ended March 31, 2020 from $11.5 million for the three months ended March 31, 2019. The decrease was primarily due to lower volumes related to the uncertainty surrounding the COVID-19 pandemic as volume dropped and we experienced partial store closures in the latter half of March 2020.

Gross Profit

Overall, gross profit increased by $4.9 million, or 12.2%, to approximately $44.6 million for the three months ended March 31, 2020 from $39.7 million for the three months ended March 31, 2019. This increase was primarily due to our overall increase in new and pre-owned boat sales, as well as higher finance & insurance income. Overall gross margins increased 150 basis points to 23.5% for the three months ended March 31, 2020 from 22.0% for the three months ended March 31, 2019 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $2.0 million, or 8.9%, to approximately $24.1 million for the three months ended March 31, 2020 from $22.1 million for the three months ended March 31, 2019. New boat gross profit as a percentage of new boat revenue was 18.9% for the three months ended March 31, 2020 as compared to 17.4% in the three months ended March 31, 2019. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins, while continuing to leverage the progress we have made in previous quarters on finance and insurance.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $1.0 million, or 16.3%, to approximately $7.2 million for the three months ended March 31, 2020 from $6.2 million for the three months ended March 31, 2019. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 16.7% and 17.2% for the three months ended March 31, 2020 and 2019, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the three months ended March 31, 2020, we experienced an increase in our gross profit on boats purchased or traded-in and wholesale sales. This was offset by a shift in sales mix due in part to an increase in wholesale sales, which have a lower profit margin and a decrease in brokerage sales.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $1.7 million, or 27.2%, to approximately $8.1 million for the three months ended March 31, 2020 from $6.4 million for the three months ended March 31, 2019. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $0.1 million, or 2.9%, to approximately $5.2 million for the three months ended March 31, 2020 from $5.0 million for the three months ended March 31, 2019. Service, parts & other gross profit as a percentage of service, parts & other revenue was 47.3% and 44.0% for the three months ended March 31, 2020 and 2019, respectively. This increase in gross profit margin was the result of increases in parts gross profit margin and storage and other gross profit margin, partially offset by a decrease in service gross profit margin.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $4.6 million, or 16.7%, to approximately $32.1 million for the three months ended March 31, 2020 from $27.5 million for the three months ended March 31, 2019. This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in revenues and gross profit. The increase consisted of $3.2 million related to an increase in personnel expenses, $0.2 million related to an increase in selling and administrative expenses, and $1.2 million related to an increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue increased to 16.9% from 15.2% for the three months ended March 31, 2020 and 2019, respectively. The increase in selling, general & administrative expenses as a percentage of revenue was primarily related to higher personnel costs, as a result of increased headcount due to the 2019 Acquisitions and a rise in commissions expense due to the increase in gross profit margin. Selling, general & administrative expenses for the three months ended March 31, 2020 were not significantly reduced in the second quarter by the quick and decisive actions we took to reduce costs across the Company in response to the COVID-19 global pandemic.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 35.2%, to $0.8 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019. The increase in depreciation and amortization expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to an increase in property and equipment with shorter useful lives.

Transaction Costs

The increase in transaction costs of $2.5 million, or 558.8%, to $2.9 million for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019 was primarily attributable to $2.3 million of expenses recognized in conjunction with the Offering that were not able to be capitalized.

Gain on Settlement of Contingent Consideration

Gain on settlement of contingent consideration of $1.7 million for the three months ended March 31, 2019 was due to an adjustment of the acquisition contingent consideration arising from the 2019 Acquisitions, as the performance target to receive the full payout were not fully achieved. There was no gain/(loss) on settlement of contingent consideration for the three months ended March 31, 2020.

Operating Income

Operating income decreased $4.1 million, or 31.9%, to $8.7 million for the three months ended March 31, 2020 compared to $12.8 million for the three months ended March 31, 2019. The decrease was primarily attributable to the $2.5 million increase in transaction costs for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as well as the $1.7 million gain on settlement of contingent consideration recorded in the three months ended March 31, 2019. The increase in gross profit for the quarter ended March 31, 2020 was offset by the increases in selling, general & administrative expenses and depreciation and amortization expenses during the same period.

Interest Expense – Floor Plan

Interest expense – floor plan increased $0.3 million, or 14.3%, to $2.5 million for the three months ended March 31, 2020 compared to $2.2 million for the three months ended March 31, 2019 and was primarily attributable to a $31.0 million increase in the outstanding borrowings on our sixth amended and restated Inventory Financing Agreement (the “Inventory Financing Facility”) as of March 31, 2020 compared to March 31, 2019.

Interest Expense – Other

The increase in interest expense – other of $1.2 million, or 89.9%, to $2.5 million for the three months ended March 31, 2020 compared to $1.3 million for the three months ended March 31, 2019 was primarily attributable to a $49.7 million increase in our long-term debt which was primarily increased to fully redeem the preferred interest in subsidiary.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability of $12.3 million for the three months ended March 31, 2019 was attributable to an overall change in the enterprise value of the Company. No charge was recorded for the three months ended March 31, 2020 as the warrants were exercised in conjunction with the Offering.

Other Expense (Income), Net

The decrease in other income of $0.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a $0.3 million increase in loss related to the disposal of property and equipment during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Income Tax Expense

The $0.5 million increase in income tax expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was the result of the Offering and the taxability of OneWater Inc as a corporation.

Net Income (Loss)

Net income increased by $5.9 million to $3.0 million for the three months ended March 31, 2020 compared to a net loss of $3.0 million for the three months ended March 31, 2019. The increase was primarily attributable to the $12.3 million charge for the change in fair value of warrant liability for the three months ended March 31, 2019 compared to the three months ended March 31, 2020, in which no charge was taken. The increase was partially offset by the $2.5 million increase in transaction costs and a $1.2 million increase in interest expense – other for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Additionally, we recorded $0.5 million in income tax expense for the three months ended March 31, 2020, our first period with taxability as a corporation.

Six Months Ended March 31, 2020, Compared to Six Months Ended March 31, 2019

	For the six months ended March 31, 2020		For the six months ended March 31, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat sales	$226,015	65.8%	$194,492	68.5%	$31,523	16.2%
Pre-owned boat sales	80,813	23.5%	55,929	19.7%	24,884	44.5%
Finance & insurance income	12,408	3.6%	8,518	3.0%	3,890	45.7%
Service, parts and other sales	24,425	7.1%	25,110	8.8%	(685)	-2.7%
Total revenues	343,661	100.0%	284,049	100.0%	59,612	21.0%

Gross Profit
New boat gross profit	40,626	11.8%	34,390	12.1%	6,236	18.1%
Pre-owned boat gross profit	12,784	3.7%	9,210	3.2%	3,574	38.8%
Finance & insurance gross profit	12,408	3.6%	8,518	3.0%	3,890	45.7%
Service, parts & other gross profit	10,955	3.2%	10,926	3.8%	29	0.3%
Gross profit	76,773	22.3%	63,044	22.2%	13,729	21.8%

Selling, general and administrative expenses	60,586	17.6%	49,177	17.3%	11,409	23.2%
Depreciation and amortization	1,551	0.5%	1,192	0.4%	359	30.1%
Transaction costs	3,362	1.0%	742	0.3%	2,620	353.1%
Gain on settlement of contingent consideration	-	0.0%	(1,655)	-0.6%	1,655	-100.0%

Income from operations	11,274	3.3%	13,588	4.8%	(2,314)	-17.0%

Interest expense - floor plan	5,184	1.5%	3,997	1.4%	1,187	29.7%
Interest expense - other	4,310	1.3%	2,522	0.9%	1,788	70.9%
Change in fair value of warrant liability	(771)	-0.2%	7,600	2.7%	(8,371)	-110.1%
Other expense (income), net	167	0.0%	(90)	0.0%	257	-285.6%
Pretax income (loss)	2,384	0.7%	(441)	-0.2%	2,825	-640.6%
Income taxes	472	0.1%	-	0.0%	-	0.0%
Net income (loss)	1,912	0.6%	(441)	-0.2%	2,353	-533.6%
Less: Net income attributable to non-controlling interest	(350)		(546)		196	-35.9%
Net loss attributable to One Water Marine Holdings, LLC			$(987)
Less: Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	(477)
Net income (loss) attributable to One Water Marine Inc.	$1,085

Revenue

Overall, revenue increased by $59.6 million, or 21.0%, to approximately $343.7 million for the six months ended March 31, 2020 from $284.0 million for the six months ended March 31, 2019. Revenue generated from same-store sales increased 4.7% for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold and an increase in the number of new and pre-owned boats sold. Overall revenue increased by $13.2 million as a result of our increase in same-store sales and $46.4 million from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. During the fiscal year ended September 30, 2019, we acquired 10 stores. We have not made any acquisitions in fiscal year 2020.

New Boat Sales

New boat sales increased by $31.5 million, or 16.2%, to approximately $226.0 million for the six months ended March 31, 2020 from $194.5 for the six months ended March 31, 2019. The increase was the result of our same-store sales growth during the twelve month period and the increased unit sales attributable to the 2019 Acquisitions. During the six months ended March 31, 2020, we experienced an increase in unit sales of approximately 4.1% and an increase in average unit prices of approximately 13.5% over the six months ended March 31, 2019. The increase in both units sold and average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand.

Pre-owned Boat Sales

Pre-owned boat sales increased by $24.9 million, or 44.5%, to approximately $80.8 million for the six months ended March 31, 2020 from $55.9 million for the six months ended March 31, 2019. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the six months ended March 31, 2020 benefited from a 20.4% increase in the number of units sold due to the increase in same-store sales and the impact of the fiscal year 2019 Acquisitions. The average sales price per pre-owned unit in the six months ended March 31, 2020 increased 24.6% largely due to the mix of pre-owned products and the composition of the brands and models sold during the period.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $3.9 million, or 45.7%, to approximately $12.4 million for the six months ended March 31, 2020 from $8.5 million for the six months ended March 31, 2019. The increase was primarily a result of the increase in same-store sales, process improvements and additional revenue attributable to the fiscal year 2019 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products increased as a percentage of total revenue to 3.6% in the six months ended March 31, 2020 from 3.0% for the six months ended March 31, 2019. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other Sales

Service, parts & other sales decreased by $0.7 million, or 2.7%, to approximately $24.4 million for the six months ended March 31, 2020 from $25.1 million for the six months ended March 31, 2019. The decrease was primarily due to a decrease in labor sales which was driven by the uncertainty surrounding the COVID-19 pandemic as volume dropped and we experienced partial store closures in the latter half of March 2020.

Gross Profit

Overall, gross profit increased by $13.7 million, or 21.8%, to approximately $76.8 million for the six months ended March 31, 2020 from $63.0 million for the six months ended March 31, 2019. This increase was mainly due to our overall increase in same-store sales, primarily driven by an increase in new boat sales, as well as higher pre-owned boat sales and finance & insurance income. The increase in gross profit was also a result of an increase in the number of stores due to the fiscal year 2019 Acquisitions. Overall gross margins remained relatively flat, increasing 10 basis points to 22.3% for the six months ended March 31, 2020 from 22.2% for the six months ended March 31, 2019 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $6.2 million, or 18.1%, to approximately $40.6 million for the six months ended March 31, 2020 from $34.4 million for the six months ended March 31, 2019. This increase was due to our overall increase in same-store sales and acquired stores during fiscal year 2019. New boat gross profit as a percentage of new boat revenue was 18.0% for the six months ended March 31, 2020 as compared to 17.7% in the six months ended March 31, 2019. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins, while continuing to leverage the progress we have made in previous quarters on finance and insurance.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $3.6 million, or 38.8%, to approximately $12.8 million for the six months ended March 31, 2020 from $9.2 million for the six months ended March 31, 2019. This increase was primarily due to an overall increase in our same-store sales and acquired stores during fiscal year 2019. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 15.8% and 16.5% for the six months ended March 31, 2020 and 2019, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the six months ended March 31, 2020, we experienced a decline in our gross profit margin on boats purchased or traded-in as well as consignment sales. This was partially offset by an increase in gross profit margin on wholesale sales and a shift in product mix due in part to an increase in brokerage sales.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $3.9 million, or 45.7%, to approximately $12.4 million for the six months ended March 31, 2020 from $8.5 million for the six months ended March 31, 2019. Finance & insurance income is fee-based revenue for which we do not recognize incremental expense.

Service, Parts & Other Gross Profit

Service, parts & other gross profit remained relatively flat at $11.0 million for the six months ended March 31, 2020 as compared to $10.9 million for the six months ended March 31, 2019. Service, parts & other gross profit as a percentage of service, parts & other revenue was 44.9% and 43.5% for the six months ended March 31, 2020 and 2019, respectively. This increase in gross profit margin was the result of increases in parts gross profit margin and storage and other gross profit margin, partially offset by a decrease in service gross profit margin.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $11.4 million, or 23.2%, to approximately $60.6 million for the six months ended March 31, 2020 from $49.2 million for the six months ended March 31, 2019. This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in same-store sales. Selling, general & administrative expenses consisted of a $7.5 million increase in personnel expenses, $1.6 million increase in selling and administrative expenses, and $2.3 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue increased to 17.6% from 17.3% for the six months ended March 31, 2020 and 2019, respectively. The increase in selling, general & administrative expenses as a percentage of revenue was primarily due to increased personnel expenses due to the companies acquired in the second half of 2019 and commission expense, which rose with an increase in gross profit margin for the six months ended March 31, 2020 as compared to March 31, 2019. Selling, general & administrative expenses for the six months ended March 31, 2020 were not significantly reduced by the quick and decisive actions we took to reduce costs across the Company in response to the COVID-19 global pandemic.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million, or 30.1%, to $1.6 million for the six months ended March 31, 2020 compared to $1.2 million for the six months ended March 31, 2019. The increase in depreciation and amortization expense for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 was primarily attributable to an increase in property and equipment with shorter useful lives.

Transaction Costs

The increase in transaction costs of $2.6 million, or 353.1%, to $3.4 million for the six months ended March 31, 2020 compared to $0.7 million for the six months ended March 31, 2019 was primarily attributable to $2.3 million of expenses recognized in conjunction with the Offering that were not able to be capitalized.

Gain on Settlement of Contingent Consideration

Gain on settlement of contingent consideration of $1.7 million for the six months ended March 31, 2019 was due to an adjustment of the acquisition contingent consideration arising from a 2019 acquisition, as the performance target to receive the full payout was not fully achieved. There was no gain/(loss) on settlement of contingent consideration for the six months ended March 31, 2020.

Operating Income

Operating income decreased $2.3 million, or 17.0%, to $11.3 million for the six months ended March 31, 2020 compared to $13.6 million for the six months ended March 31, 2019. The decrease was primarily attributable to a $2.6 million increase in transaction costs partially offset by our overall growth due to both increases in same-store sales and the fiscal year 2019 Acquisitions.

Interest Expense – Floor Plan

Interest expense – floor plan increased $1.2 million, or 29.7%, to $5.2 million for the six months ended March 31, 2020 compared to $4.0 million for the six months ended March 31, 2019 and was primarily attributable to a $31.0 million increase in the outstanding borrowings on our Inventory Financing Facility as of March 31, 2020 compared to March 31, 2019 as a result of our same-store sales growth and stores acquired in fiscal year 2019.

Interest Expense – Other

The increase in interest expense – other of $1.8 million, or 70.9%, to $4.3 million for the six months ended March 31, 2020 compared to $2.5 million for the six months ended March 31, 2019 was primarily attributable to a $49.7 million increase in our long-term debt which was primarily increased to fully redeem the preferred interest in subsidiary.

Change in Fair Value of Warrant Liability

The decrease in change in fair value of warrant liability of $8.4 million, or 110.1%, to $(0.8) million income for the six months ended March 31, 2020 compared to $7.6 million expense for the six months ended March 31, 2019 was primarily attributable to an overall change in the enterprise value of the Company due to a decline in the implied value of other market participants.

Other Expense (Income), Net

The decrease in other income of $0.3 million for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 was primarily attributable to a $0.2 million increase in loss on disposal of property and equipment for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019.

Income Tax Expense

The $0.5 million increase in income tax expense for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 was the result of the Offering and the taxability of OneWater Inc as a corporation.

Net Income (Loss)

Net income increased by $2.4 million to net income of $1.9 million for the six months ended March 31, 2020 compared to a net loss of $(0.4) million for the six months ended March 31, 2019. The increase was primarily attributable to the $8.4 million decrease in change in fair value of the warrant liability in the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The increase was partially offset by increases in interest expense – floor plan, interest expense-other and transactions costs. Additionally, we recorded $0.5 million in income tax expense for the six months ended March 31, 2020, our first period with taxability as a corporation.

Comparison of Non-GAAP Financial Measure

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income taxes, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of warrants, gain (loss) on settlement of contingent consideration and transaction costs.

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

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, which is the most directly comparable GAAP measure for the periods presented.

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

	Three months ended March 31
Description	2020	2019
	($ in thousands)
Net income (loss)	$2,979	$(2,951)
Interest expense – other	2,457	1,294
Income taxes	472	-
Depreciation and amortization	791	585
Gain on settlement of contingent consideration	-	(1,655)
Transaction costs (1)	2,925	444
Change in fair value of warrant liability (2)	-	12,295
Other expense (income), net	289	(45)
Adjusted EBITDA	$9,913	$9,967

(1)	Consists of transaction costs related to the fiscal year 2019 Acquisitions and costs related to the Offering.

(2)	Represents the non-cash expense recognized during the period for the change in the fair value of the LLC Warrants, which were accounted for as a liability on our balance sheets.

Adjusted EBITDA remained relatively flat at $9.9 million for the three months ended March 31, 2020 compared to $10.0 million for the three months ended March 31, 2019. The decrease in Adjusted EBITDA resulted from an increase in selling, general & administrative expense and interest expense – floor plan, partially offset by an increase in gross profit.

Six Months Ended March 31, 2020, Compared to Six Months Ended March 31, 2019

	Six months ended March 31
Description	2020	2019
	($ in thousands)
Net income (loss)	$1,912	$(441)
Interest expense – other	4,310	2,522
Income taxes	472	-
Depreciation and amortization	1,551	1,192
Gain on settlement of contingent consideration	-	(1,655)
Transaction costs (1)	3,362	742
Change in fair value of warrant liability (2)	(771)	7,600
Other expense (income), net	167	(90)
Adjusted EBITDA	$11,003	$9,870

(1)	Consists of transaction costs related to the fiscal year 2019 Acquisitions and costs related to the Offering.

(2)	Represents the non-cash expense recognized during the period for the change in the fair value of the LLC Warrants, which were accounted for as a liability on our balance sheets.

Adjusted EBITDA was $11.0 million for the six months ended March 31, 2020 compared to $9.9 million for the six months ended March 31, 2019. The increase in Adjusted EBITDA resulted from our 4.7% increase in same-store sales growth for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019, combined with the results of the fiscal year 2019 Acquisitions.

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

Liquidity and Capital Resources

Overview

Our cash needs are primarily for growth through acquisitions and working capital to support our retail operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions of dealer groups and stores. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. We expect to take a temporary pause on acquisitions until the current macroeconomic environment stabilizes. Additionally, we are temporarily pausing any non-essential capital expenditures. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations and essential capital expenditures for the next twelve months.

Cash needs for acquisitions have historically been financed with our Term and Revolver Credit Facility and cash generated from operations. Our ability to utilize the Term and Revolver Credit Facility to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Term and Revolver Credit Facility. We expect to continue to be subject to financial covenants under the Term and Revolver Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of March 31, 2020, we were in compliance with all covenants under the Term and Revolver Credit Facility and the Inventory Financing Facility.

Cash Flows

Analysis of Cash Flow Changes Between the Six Months Ended March 31, 2020 and 2019

The following table summarizes our cash flows for the periods indicated:

Description	Six Months ended March 31,
	2020	2019	Change
	($ in thousands)
Net cash used in operating activities	$(47,080)	$(78,470)	$31,390
Net cash used in investing activities	(1,818)	(5,573)	3,755
Net cash provided by financing activities	58,374	85,307	(26,933)
Net change in cash	$9,476	$1,264	$8,212

Operating Activities. Net cash used in operating activities was $47.1 million for the six months ended March 31, 2020 compared to $78.5 million for the six months ended March 31, 2019. The $31.4 million decrease in cash used in operating activities was primarily attributable to a $30.8 million decrease in the change in inventory and a $10.4 million decrease in the change in accounts receivable for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. These amounts were partially offset by an $8.4 million decrease in the change in fair value of the warrant liability for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019.

Investing Activities. Net cash used in investing activities was $1.8 million for the six months ended March 31, 2020 compared to $5.6 million for the six months ended March 31, 2019. The $3.8 million decrease in cash used for investing activities was primarily attributable to a $2.1 million decrease in cash used in acquisitions and a $1.5 million increase in proceeds on disposal of property and equipment for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019.

Financing Activities. Net cash provided by financing activities was $58.4 million for the six months ended March 31, 2020 compared to $85.3 million for the six months ended March 31, 2019. The $26.9 million decrease in financing cash flow was primarily attributable to an $89.7 million increase in the distributions to redeemable preferred interest members and a $12.4 million decrease in net borrowings on our Inventory Financing Facility, partially offset by $59.2 million in proceeds from issuance of Class A common stock sold in the Offering, net of offering costs, and a $28.2 million increase in proceeds on long-term debt for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019.

Debt Agreements

Term and Revolver Credit Facility

On October 28, 2016, OneWater LLC and certain of our subsidiaries entered into a Credit and Guaranty Agreement with OWM BIP Investor, LLC, as a lender, Goldman Sachs Specialty Lending Group, L.P., as a lender, administrative agent and collateral agent, and various lender parties thereto (as amended, the “GS/BIP Credit Facility”). The as amended terms of the GS/BIP Credit Facility immediately preceding the Offering consisted of an up to $60.0 million multi-draw term loan facility and a $5.0 million revolving line of credit.

On February 11, 2020, in connection with the Offering, OneWater Inc entered into the Term and Revolver Credit Facility which, among other things, modified the terms of the GS/BIP Credit Facility to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022 (v) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025 and (vi) remove OWM BIP Investor, LLC as a lender. The Term and Revolver Credit Facility will bear interest at a rate that is equal to, at OneWater Inc’s option, (a) LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures, or (b) a base rate (subject to a 4.50% floor) plus an applicable margin of up to 6.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. Interest will be payable quarterly for base rate borrowings and up to quarterly for LIBOR borrowings. The Term and Revolver Credit Facility includes the option for the Company to defer cash payments of interest for twelve months and add the accrued interest to the outstanding principal of the note payable. The election of this feature was made for the period ended March 31, 2020, and as a result, the interest rate will be increased by 2.0% for the corresponding twelve months.

The Company immediately upon closing of the agreement borrowed an additional $35.3 million on the Multi-Draw Term Loan to bring our total indebtedness to $100 million. Additionally, during the three months ended March 31, 2020 the Company elected the option to defer cash interest payments for twelve months. As of March 31, 2020, we had not drawn down on our Revolving Facility. We were in compliance with all covenants under the Term and Revolver Credit Facility as of March 31, 2020.

Inventory Financing Facility

On June 14, 2018, OneWater LLC and certain of our subsidiaries entered into the Fourth Amended and Restated Inventory Financing Agreement with Wells Fargo Commercial Distribution Finance, LLC and various lender parties thereto (“Wells Fargo”) (as subsequently amended and restated, the ‘‘Inventory Financing Facility’’ and, together with the Term and Revolver Credit Facility, the ‘‘Credit Facilities’’). On September 21, 2018, OneWater LLC and certain of our subsidiaries entered into the First Amendment to the Fourth Amended and Restated Inventory Financing Agreement which, among other things, increased the maximum amount of borrowing available under the Inventory Financing Facility from $200.0 million to $275.0 million. On April 5, 2019, OneWater LLC and certain of its subsidiaries further amended the Inventory Financing Facility to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $275.0 million to $292.5 million. On November 26, 2019, OneWater LLC and certain of its subsidiaries entered into the Fifth Amended and Restated Inventory Financing Agreement with Wells Fargo to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $292.5 million to $392.5 million.

Effective February 11, 2020, in connection with the Offering, the Company and certain of its subsidiaries entered into the Sixth Amended and Restated Inventory Financing Facility with Wells Fargo which amended and restated the Fifth Amended and Restated Inventory Financing Agreement, dated as of November 26, 2019, to, among other things, permit certain payments and transactions contemplated by or in connection with the Offering, including payments under the Tax Receivable Agreement. The maximum amount of borrowing available, interest rates and the termination date of the Inventory Financing Facility remained unchanged.

The interest rate for amounts outstanding under the Inventory Financing Facility is calculated using the one month LIBOR plus an applicable margin of 2.75% to 5.00% for new boats and at the new boat rate plus 0.25% for pre-owned boats. Loans will be extended from time to time to enable us to purchase inventory from certain manufacturers and to lease certain boats and related parts to customers. The applicable financial terms, curtailment schedule and maturity for each loan will be set forth in separate program terms letters entered into from time to time. The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that underlies the Term and Revolver Credit Facility.

As of March 31, 2020 and September 30, 2019, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled approximately $294.3 million and $225.4 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of March 31, 2020 and September 30, 2019, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was approximately 3.5% and 4.9%, respectively. As of March 31, 2020 and September 30, 2019, our additional available borrowings under our Inventory Financing Facility were approximately $98.2 million and $67.1 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of March 31, 2020, we were in compliance with all covenants under the Inventory Financing Facility.

Opco Preferred Units

On October 28, 2016, Goldman and Beekman entered into a Subscription Agreement with us and certain of our subsidiaries, pursuant to which Goldman and Beekman purchased preferred units in Opco (“Opco Preferred Units”).

Goldman and Beekman purchased 45,000 and 23,000 Opco Preferred Units, representing 66.2% and 33.8% of the total Opco Preferred Units outstanding for purchase prices of approximately $44.4 million and $22.7 million, respectively. The holders of the Opco Preferred Units (“Opco Preferred Holders”) were entitled to (i) a ‘‘preferred return’’ at a rate of 10% per annum, compounded quarterly, on (a) the aggregate amount of capital contributions made, minus any prior distributions (the ‘‘unreturned preferred amount’’), plus (b) any unpaid preferred returns for prior periods, and (ii) a ‘‘preferred target distribution’’ at a rate of 10% per annum on the unreturned preferred amount multiplied by (a) 40% for the calendar quarters ending December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019, (b) 60% for each calendar quarters ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, and (c) 80% for each calendar quarter thereafter. The preferred target distribution proportionally adjusts the amount of capital contribution of each Opco Preferred Holder. Opco and certain affiliates were required to meet certain financial covenants, including maintenance of certain leverage ratios. Failure by Opco to pay the preferred return and preferred target distribution, failure to meet certain financial covenants, or repayment in full or acceleration of the obligations under the GS/BIP Credit Facility would permit a majority of the Opco Preferred Holders to require us to purchase all Opco Preferred Units equal to the unreturned preferred amount plus any unpaid preferred returns (the ‘‘redemption amount’’). As of September 30, 2019, the redemption amount of the Opco Preferred Units held by Goldman and Beekman in the aggregate was $87.3 million, exclusive of $1.3 million in issuance costs.

On February 11, 2020, in connection with the Offering, we used the net proceeds from the Offering, together with cash on hand and borrowings under the Term and Revolver Credit Facility, to redeem all of the shares of Opco Preferred Units held by Goldman and Beekman for $89.2 million. For the three months ended March 31, 2020, we recorded $1.1 million in accretion of the discount and amortization of the issuance costs associated with redeemable preferred interest in subsidiary, which includes an acceleration of the remaining discount and issuance costs balances outstanding at the redemption date.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of March 31, 2020, our indebtedness associated with our 9 acquisition notes payable totaled an aggregate of $13.9 million with a weighted average interest rate of 5.7% per annum. As of March 31, 2020, the principal amount outstanding under these acquisition notes payable ranged from $0.8 million to $3.1 million, and the maturity dates ranged from June 1, 2020 to February 1, 2022.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $77,000, and mature on dates between April 2020 to February 2025. As of March 31, 2020, we had $2.3 million outstanding under the commercial vehicles notes payable.

SBA Loans

Between April 20, 2020 and April 22, 2020, certain subsidiaries of the Company entered into separate promissory notes with Hancock Whitney Bank providing for loans under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (each, an “SBA Loan” and collectively, the “SBA Loans”). Total amounts received were approximately $14.1 million in the aggregate.

Based on its operating results through April 30, 2020, the Company determined that the impact of COVID-19 was not affecting its performance to the extent expected. While the future impact of COVID-19 remains unknown, initial sales trends suggest the impact will not be as severe as initially believed at this time. Accordingly, the Company elected to return the money received under the CARES Act on May 6, 2020.

Tax Receivable Agreement

The Tax Receivable Agreement generally provides for the payment by OneWater Inc to certain of the OneWater Unit Holders (as defined below) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using the estimated impact of state and local taxes) that OneWater Inc actually realizes (or is deemed to realize in certain circumstances) in periods after the Offering as a result of certain tax basis increases and certain tax benefits attributable to imputed interest. OneWater Inc will retain the benefit of the remaining 15% of these net cash savings. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to OneWater Unit Holders, including OneWater Inc, in an amount sufficient to allow OneWater Inc to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc has available cash but fails to make payments when due, generally OneWater Inc may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.

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

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using the one-month LIBOR rate plus an applicable margin. Based on an outstanding balance of $294.3 million as of March 31, 2020, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.9 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

Our business could be materially adversely affected by the widespread outbreak of a contagious disease, including the recent COVID-19 pandemic. COVID-19 has spread in many of the geographic areas in which we operate. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. These measures have affected our ability to sell and service boats, required us to temporary close or partially close certain locations and may require additional closures in the future. Organizations and individuals are also taking additional steps to avoid or reduce infection, including limiting travel, staying home, working from home and limiting participation in certain leisure activities.

We continue to monitor federal, state and local government recommendations and have made modifications to our normal operations as a result of COVID-19. If the negative economic effects of COVID-19 continue for a prolonged period of time, it could lead to a reduction in demand for our products, which would adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of the pandemic, may also adversely affect our ability to access capital and additional liquidity. The COVID-19 pandemic may also lead to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers, and labor shortages. Due to the current macroeconomic environment, we are temporarily pausing acquisitions and non-essential capital expenditures. These measures are disrupting normal business operations and have had, and may continue to have, significant negative impacts on our business, other businesses and financial markets worldwide. While we are implementing changes to mitigate the impact of COVID-19 on our business, it is not possible, at this time, to estimate the entirety of the effect that COVID-19 will have on our business, customers, suppliers or other business partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
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

10.20
Promissory Note, dated as of April 20, 2020, by and between One Water Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.21
Promissory Note, dated as of April 20, 2020, by and between Bosun’s Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.22
Promissory Note, dated as of April 21, 2020, by and between Midwest Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.23
Promissory Note, dated as of April 22, 2020, by and between Singleton Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.24
Promissory Note, dated as of April 22, 2020, by and between Legendary Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.25
Promissory Note, dated as of April 22, 2020, by and between South Shore Lake Erie Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.26
Promissory Note, dated as of April 22, 2020, by and between South Florida Assets & Operation, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory plan or arrangement.

#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company if publicly disclosed.

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

Date: May 13, 2020