Form 10-Q
period 2020-06-30
OneWater Marine Inc.
filed 2020-08-06
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 6,087,906 shares of Class A common stock, par value $0.01 per share, and 8,462,392 shares of Class B common stock, par value $0.01 per share, outstanding as of August 1, 2020.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our final prospectus (“Final Prospectus”), dated February 6, 2020, and filed with the U.S. Securities and Exchange Commission (the “SEC”), pursuant to Rule 424b under the Securities Act of 1933 (the “Securities Act”), on February 10, 2020, and under the heading “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and filed with the SEC on May 14, 2020 and in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	The impact of COVID-19 on our business and results of operations;

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, decline in demand for our products and services, the effects of the COVID-19 pandemic on the Company’s business, the seasonality and volatility of the recreational boat industry, our acquisition strategies, the inability to comply with the financial and other covenants and metrics in our credit facilities, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in the Final Prospectus, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and December 31, 2019 and discussed elsewhere in this Quarterly Report on Form 10-Q.

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

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)
(Unaudited)

	June 30, 2020	September 30, 2019
Assets
Current assets:
Cash	$87,989	$11,108
Restricted cash	3,080	384
Accounts receivable	57,439	15,294
Inventories	171,300	277,338
Prepaid expenses and other current assets	10,880	9,969
Total current assets	330,688	314,093

Property and equipment, net	16,785	15,954

Other assets:
Deposits	356	345
Deferred tax asset	2,845	-
Identifiable intangible assets	61,304	61,304
Goodwill	113,059	113,059
Total other assets	177,564	174,708
Total assets	$525,037	$504,755

Liabilities and Stockholders’ and Members’ Equity
Current liabilities:
Accounts payable	$25,154	$5,546
Other payables and accrued expenses	20,414	16,567
Customer deposits	12,851	4,880
Notes payable – floor plan	176,061	225,377
Current portion of long-term debt	8,435	11,124
Total current liabilities	242,915	263,494

Long-term Liabilities:
Other long-term liabilities	1,512	1,598
Warrant liability	-	50,887
Long-term debt, net of current portion and unamortized debt issuance costs	108,780	64,789
Total liabilities	353,207	380,768

Redeemable preferred interest in subsidiary	-	86,018

Stockholders’ and Members’ Equity:
Members’ equity	-	31,770
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2020 and September 30, 2019	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 6,087,906 shares issued and outstanding as of June 30, 2020 and none issued and outstanding as of September 30, 2019	61	-
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 8,462,392 shares issued and outstanding as of June 30, 2020 and none issued and outstanding as of September 30, 2019	85	-
Additional paid-in capital	56,683	-
Retained earnings	15,452	-
Total stockholders’ equity attributable to OneWater Marine Inc. and members’ equity	72,281	31,770
Equity attributable to non-controlling interests	99,549	6,199
Total stockholders’ and members’ equity	171,830	37,969
Total liabilities, stockholders’ and members’ equity	$525,037	$504,755

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues
New boat sales	$286,984	$180,668	$512,999	$375,160
Pre-owned boat sales	85,907	66,114	166,720	122,043
Finance & insurance income	16,639	10,007	29,047	18,525
Service, parts & other sales	18,743	18,035	43,168	43,144
Total revenues	408,273	274,824	751,934	558,872

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat cost of sales	233,377	148,227	418,766	308,329
Pre-owned boat cost of sales	70,866	55,477	138,895	102,196
Service, parts & other cost of sales	9,345	8,389	22,815	22,573
Total cost of sales	313,588	212,093	580,476	433,098

Selling, general and administrative expenses	43,152	34,713	103,738	83,890
Depreciation and amortization	824	691	2,375	1,883
Transaction costs	31	419	3,393	1,161
Gain on settlement of contingent consideration	-	(19)	-	(1,674)
Income from operations	50,678	26,927	61,952	40,514

Other expense (income)
Interest expense – floor plan	2,298	2,734	7,482	6,730
Interest expense – other	3,082	1,869	7,392	4,391
Change in fair value of warrant liability	-	(10,373)	(771)	(2,773)
Other (income) expense, net	(61)	17	106	(73)
Total other expense (income), net	5,319	(5,753)	14,209	8,275
Income before income tax expense	45,359	32,680	47,743	32,239
Income tax expense	4,737	-	5,209	-
Net income	40,622	32,680	42,534	32,239
Less: Net income attributable to non-controlling interests	-	(772)	(350)	(1,318)
Net income attributable to One Water Marine Holdings, LLC		$31,908		$30,921
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(26,255)		(26,732)
Net income attributable to OneWater Marine Inc	$14,367		$15,452

Earnings per share of Class A common stock – basic (1)	$2.36		$2.54
Earnings per share of Class A common stock – diluted (1)	$2.36		$2.54

Basic weighted-average shares of Class A common stock outstanding (1)	6,088		6,088
Diluted weighted-average shares of Class A common stock outstanding (1)	6,097		6,093

(1)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from February 11, 2020 through June 30, 2020, the period following the Organizational Transactions (as defined below) and OneWater Marine Inc.’s initial public offering. See Note 9.

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

Nine Months Ended June 30, 2020		Stockholders’ and Members’ Equity
			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2019	$86,018	$31,770	-	$-	-	$-	$-	$-	$6,199	$37,969
Net (loss) income	-	(1,314)	-	-	-	-	-	-	247	(1,067)
Distributions to members	(1,310)	(189)	-	-	-	-	-	-	(732)	(921)
Accumulated unpaid preferred returns	2,183	(2,183)	-	-	-	-	-	-	-	(2,183)
Accretion of redeemable preferred and issuance costs	162	(162)	-	-	-	-	-	-	-	(162)
Equity-based compensation	-	39	-	-	-	-	-	-	-	39
Balance at December 31, 2019	87,053	27,961	-	-	-	-	-	-	5,714	33,675
Net (loss) income prior to organizational transactions	-	(81)	-	-	-	-	-	-	103	22
Distributions to members prior to organizational transactions	-	(120)	-	-	-	-	-	-	(1)	(121)
Accumulated unpaid preferred returns prior to organizational transactions	1,004	(1,004)	-	-	-	-	-	-	-	(1,004)
Accretion of redeemable preferred and issuance costs prior to organizational transactions	74	(74)	-	-	-	-	-	-	-	(74)
Equity-based compensation prior to organizational transactions	-	616	-	-	-	-	-	-	-	616
Effect of organizational transactions	(88,131)	(27,298)	6,088	61	8,462	85	56,567	-	73,018	102,433
Equity-based compensation subsequent to organizational transactions	-	-	-	-	-	-	163	-	-	163
Net income subsequent to organizational transactions	-	-	-	-	-	-	-	1,085	1,872	2,957
Balance at March 31, 2020	-	-	6,088	61	8,462	85	56,730	1,085	80,706	138,667
Net income	-	-	-	-	-	-	-	14,367	26,255	40,622
Distributions	-	-	-	-	-	-	-	-	(7,412)	(7,412)
Effect of organizational transactions	-	-	-	-	-	-	(827)	-	-	(827)
Equity-based compensation	-	-	-	-	-	-	780	-	-	780
Balance at June 30, 2020	$-	$-	6,088	$61	8,462	$85	$56,683	$15,452	$99,549	$171,830

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

Nine Months Ended June 30, 2019		Stockholders’ and Members’ Equity
			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2018	$79,965	$15,963	-	$-	-	$-	$-	$-	$5,093	$21,056
Net income	-	2,234	-	-	-	-	-	-	276	2,510
Distributions to members	(823)	(126)	-	-	-	-	-	-	(500)	(626)
Accumulated unpaid preferred returns	2,057	(2,057)	-	-	-	-	-	-	-	(2,057)
Accretion of redeemable preferred and issuance costs	157	(157)	-	-	-	-	-	-	-	(157)
Equity based compensation	-	39	-	-	-	-	-	-	-	39
Balance at December 31, 2018	81,356	15,896	-	-	-	-	-	-	4,869	20,765
Net (loss) income	-	(3,221)	-	-	-	-	-	-	270	(2,951)
Distributions to members	-	(1,099)	-	-	-	-	-	-	-	(1,099)
Accumulated unpaid preferred returns	2,108	(2,108)	-	-	-	-	-	-	-	(2,108)
Accretion of redeemable preferred and issuance costs	156	(156)	-	-	-	-	-	-	-	(156)
Equity-based compensation	-	38	-	-	-	-	-	-	-	38
Balance at March 31, 2019	$83,620	$9,350	-	$-	-	$-	$-	$-	$5,139	$14,489
Net income	-	31,908	-	-	-	-	-	-	772	32,680
Distributions to members	(1,708)	(8,162)	-	-	-	-	-	-	-	(8,162)
Accumulated unpaid preferred returns	2,161	(2,161)	-	-	-	-	-	-	-	(2,161)
Accretion of redeemable preferred and issuance costs	157	(157)	-	-	-	-	-	-	-	(157)
Equity based compensation	-	39	-	-	-	-	-	-	-	39
Balance at June 30, 2019	$84,230	$30,817	-	$-	-	$-	$-	$-	$5,911	$36,728

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

For the Nine Months Ended June 30	2020	2019

Cash flows from operating activities
Net income	$42,534	$32,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,375	1,883
Equity-based awards	1,598	116
Loss on asset disposals	60	47
Change in fair value of long-term warrant liability	(771)	(2,773)
Non-cash interest expense	6,178	2,404
Non-cash gain on settlement of contingent consideration	-	(1,674)
(Increase) decrease in assets:
Accounts receivable	(42,145)	(19,939)
Inventories	106,038	(43,191)
Prepaid expenses and other current assets	(3,557)	(987)
Deposits	(11)	15
Increase (decrease) in liabilities:
Accounts payable	19,608	4,921
Other payables and accrued expenses	12,718	4,014
Customer deposits	7,971	(99)
Net cash provided by (used in) operating activities	152,596	(23,024)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(3,923)	(5,913)
Proceeds from disposal of property and equipment	1,616	70
Cash used in acquisitions	-	(2,146)
Net cash used in investing activities	(2,307)	(7,989)
Cash flows from financing activities
Net (payments) borrowings from floor plan	(49,316)	49,263
Proceeds from long-term debt	49,307	12,070
Payments on long-term debt	(19,380)	(7,022)
Payments of debt issuance costs	(1,762)	(203)
Payments of offering costs	(5,217)	-
Payment of acquisition contingent consideration	(1,457)	-
Distributions to redeemable preferred interest members and redemption of redeemable preferred interest	(90,503)	(2,531)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	59,234
Distributions to members	(11,618)	(9,887)
Net cash (used in) provided by financing activities	(70,712)	41,690
Net change in cash	79,577	10,677
Cash and restricted cash at beginning of period	11,492	15,757
Cash and restricted cash at end of period	$91,069	$26,434

Supplemental cash flow disclosures
Cash paid for interest	$8,696	$8,717

Noncash items
Acquisition purchase price funded by long-term debt	$-	$18,800
Acquisition purchase price funded by seller notes payable	-	8,274
Purchase of property and equipment funded by long-term debt	1,046	1,040

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

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of June 30, 2020, the Company operates a total of 63 stores in eleven states, consisting of Alabama, Florida, Georgia, Kentucky, Maryland, Massachusetts, New York, North Carolina, Ohio, South Carolina, and Texas.

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

Sales of new boats from the Company’s top ten brands represent 43.7% and 41.0% of total sales for the three months ended June 30, 2020 and 2019, respectively, and 40.9% and 40.6% of total sales for the nine months ended June 30, 2020 and 2019, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt and Pursuit, accounted for 18.4% and 16.1% of consolidated revenue for the three months ended June 30, 2020 and 2019, respectively, and 17.0% and 15.8% of consolidated revenue for the nine months ended June 30, 2020 and 2019, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Initial Public Offering

On February 11, 2020, OneWater Inc completed its Offering of 5,307,693 shares of Class A common stock, par value $0.01 per share (the “Class A common stock”), which includes the exercise in full of the underwriters’ option to purchase up to 692,308 additional shares of Class A common stock pursuant to the Underwriting Agreement, at a price to the public of $12.00 per share. After deducting underwriting discounts and commissions, OneWater Inc received net proceeds of $59.2 million. OneWater Inc contributed all of the net proceeds of the Offering received to OneWater LLC in exchange for limited liability company interests in OneWater LLC (“LLC Units”). OneWater LLC used the net proceeds, cash on hand and borrowings under its Amended and Restated Credit and Guaranty Agreement by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. (i) to pay $3.2 million to one Legacy Owner in exchange for the surrender of a preferred distribution right and (ii) to contribute cash to OWAO in exchange for additional units therein, and OWAO used such cash to fully redeem the preferred interest in subsidiary held by Goldman Sachs & Co. LLC and certain of its affiliates (collectively, “Goldman”) and affiliates of The Beekman Group (“Beekman”). Additionally, the Company provided certain of the existing owners of OneWater LLC, including Goldman and Beekman and certain members of the Company’s management team, the right to receive a tax distribution to cover taxable income arising as a result of OneWater LLC’s operating income through the period ending on the date of the closing of the Offering.

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
•
OneWater Inc entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the Legacy Owners that will continue to be LLC Unitholders. See Note 11 for additional details regarding the Tax Receivable Agreement; and

•
In connection with the Offering, the Board of Directors of OneWater Inc (the “Board”) adopted a long-term incentive plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Internal Revenue Code (the “Code”)) is 1,385,799. The LTIP is administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries One Water Assets and Operations, South Shore Assets and Operations, Bosun’s Assets and Operations, Singleton Assets and Operations, Legendary Assets and Operations, South Florida Assets and Operations and Midwest Assets and Operations (collectively, the “Subsidiaries”), conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of LLC Units not owned by OneWater Inc, which will reduce net income (loss) attributable to OneWater Inc’s Class A stockholders. As of June 30, 2020, OneWater Inc owned 41.8% of the economic interest of OneWater LLC.

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

COVID-19 Pandemic

In the last two weeks of March 2020, the Company began seeing the impact of the COVID-19 global pandemic on its business. Based on the guidance of local governments and health officials, we temporarily closed or reduced staffing at certain departments and locations during the three and nine months ended June 30, 2020. The Company has implemented cleaning and social distancing techniques at each of its locations. In light of the current environment, the Company’s sales team members are providing certain customers with virtual walkthroughs of inventory and/or private, at home or on water showings. Due to the COVID-19 pandemic, certain summer activities including air travel and vacations that have historically competed with time on the water have been cancelled, and the Company believes such cancellation may have had a positive impact on its revenue for the three and nine months ended June 30, 2020. The duration and related impact on the Company’s consolidated financial statements is currently uncertain, and it is possible that the pandemic, including the resurgence of COVID-19 in certain geographic areas, may negatively impact the Company’s future results of operations. The Company is monitoring and assessing the situation and preparing for implications to the business, including the ability to safely operate its stores, access to inventory and customer demand.

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

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the initial public offering, are capitalized. The deferred offering costs were offset against proceeds from the Offering upon the closing. As of September 30, 2019, $2.6 million of deferred offering costs had been recorded in prepaid expenses and other current assets. There were no deferred offering costs at June 30, 2020. In conjunction with the Offering, $6.4 million of deferred offering costs have been recorded as a reduction to additional paid-in capital.

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

Revenue Recognition

On October 1, 2019, the Company adopted ASC 606 (as defined below) using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. No adjustment was made to retained earnings as of the adoption date as the impact of the standard adoption was de minimis. Therefore, prior period comparative information has not been adjusted and continues to be reported under previous accounting standards in effect for those periods.

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

Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. Prior to the adoption of ASU 2014-09, “Revenue from Contracts with Customers, Topic 606,” revenue from parts and service operations were recognized when the customer took delivery of the part or serviced boat.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. Subject to our agreements and in the event of early cancellation of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We constrain our estimate of variable consideration associated with chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2020 and June 30, 2019.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three and nine months ended June 30, 2020 is as follows:

($ in thousands)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Beginning contract liability	$13,471	$4,880
Revenue recognized from contract liabilities included in the beginning balance	(10,578)	(4,807)
Increases due to cash received, net of amounts recognized in revenue during the period	9,958	12,778
Ending contract liability	$12,851	$12,851

In accordance with the new revenue standard requirements, the Company recorded a $0.6 million contract asset in prepaid expenses and other current assets as of June 30, 2020. Net income increased $0.3 million for each of the three and nine months ended June 30, 2020, basic EPS increased $0.05 per share and $0.06 per share for the three and nine months ended June 30, 2020, respectively, and diluted EPS increased $0.06 per share for each of the three and nine months ended June 30, 2020 in accordance with the adoption.

Contracts assets related to the repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

The following table sets forth percentages on the timing of revenue recognition for the three and nine months ended June 30, 2020.

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Goods and services transferred at a point in time	98.0%	97.1%
Goods and services transferred over time	2.0%	2.9%
Total Revenue	100.0%	100.0%

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

Segment Information

As of June 30, 2020 and September 30, 2019, the Company had one operating segment, marine retail. The marine retail segment consists of retail boat dealerships offering the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

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

Adoption of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (‘‘ASU’’) No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606)’’ (‘‘ASU 2014-09’’), as subsequently amended, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-09 is effective for a public company’s annual reporting periods beginning after December 15, 2017. As an EGC the Company has elected to adopt ASU 2014-09 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted this update on October 1, 2019 using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. The details and the quantitative impact of the adoption are described in Note 2.

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

The Company completed no acquisitions in the nine months ended June 30, 2020. The Company completed one and four acquisitions for the three and nine months ended June 30, 2019, respectively.

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

On May 1, 2019, the Company purchased Caribee Boat Sales and Marina, Inc. (“Caribee”), a Florida boat retailer and storage facility comprised of a single store. The acquisition expands the Company’s presence in the state of Florida, expands the Company’s product offering and strengthens its market share in a top boating market. The purchase price was $10.3 million ($10.3 million finance by long-term debt) and includes both the retail boat operations and the related real estate.

The table below summarizes the fair values of the assets acquired at the acquisition date, including the goodwill recorded as a result of these transactions.

($ in thousands)	Three Months ended June 30, 2019	Nine Months Ended June 30, 2019
Prepaid expenses	$38	$164
Accounts receivable	101	236
Inventory	4,406	31,701
Property and equipment	7,000	7,037
Identifiable intangible assets	1,860	9,852
Goodwill	1,860	9,947
Liabilities assumed	(4,932)	(29,717)
Total purchase price	$10,333	$29,220

5.	Inventories

Inventories consisted of the following at:

($ in thousands)	June 30, 2020	September 30, 2019
New vessels	$135,229	$234,312
Pre-owned vessels	26,956	33,729
Work in process, parts and accessories	9,115	9,297
	$171,300	$277,338

6.	Goodwill and Other Identifiable Intangible Assets

The Company reviews goodwill for impairment annually in the fiscal fourth quarter, or more often if events or circumstances indicate that impairment may have occurred. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. As of June 30, 2020, and based upon our most recent quantitative assessment on March 31, 2020, we determined that it is not “more likely than not” that the fair value of our reporting unit is less than its carrying value. As a result, we were not required to perform a quantitative goodwill impairment test.

We performed a qualitative assessment as of September 30, 2019, and we determined that it was not “more likely than not” that the fair value of our reporting unit was less than its carrying amount.

Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. As of June 30, 2020, and based upon our most recent quantitative assessments on March 31, 2020, we determined that it is not “more likely than not” that the fair values of our identifiable intangible assets are less than their carrying values. As a result, we were not required to perform quantitative identifiable intangible asset impairment tests.

We performed a qualitative assessment as of September 30, 2019, and we determined that it was not “more likely than not” that the fair values of our identifiable intangible assets were less than their carrying amounts.

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On February 11, 2020, in connection with the Offering, the Company and certain of its subsidiaries entered into the Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) and, among other things, permitted certain payments and transactions in connection with the Offering, including payments under the Tax Receivable Agreement. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers). The outstanding balance of the facility was $176.1 million and $225.4 million, as of June 30, 2020 and September 30, 2019, respectively.

Interest on new boats and for rental units is calculated using the one month London Inter-Bank Offering Rate (“LIBOR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of June 30, 2020 the interest rate on the Inventory Financing Facility ranged from 2.91% to 5.16% for new inventory and 3.16% to 5.41% for pre-owned inventory. As of September 30, 2019 the interest rate on the Inventory Financing Facility ranged from 4.77% to 7.02% for new inventory and 5.02% to 7.27% for pre-owned inventory. Borrowing capacity available at June 30, 2020 and September 30, 2019 was $216.4 million and $67.1 million, respectively.

8.	Long-term Debt and Line of Credit

On February 11, 2020, in connection with the Offering, OneWater Inc entered into an Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. The amendment, among other things, modified the terms to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022 (v) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025 and (vi) remove OWM BIP Investor, LLC as a lender. The Term and Revolver Credit Facility bears interest at a rate that is equal to LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. The Term and Revolver Credit Facility includes the option for the Company to defer cash payments of interest for twelve months and add the accrued interest to the outstanding principal of the note payable. This election was made during the quarter ended March 31, 2020 and as a result, the interest rate will be increased by 2.0% for the corresponding twelve months.

Immediately upon closing of the Term and Revolver Credit Facility, the Company borrowed an additional $35.3 million on the Multi-Draw Term Loan.

Long-term debt consisted of the following at:

($ in thousands)	June 30, 2020	September 30, 2019
Multi-draw term note payable to Goldman Sachs Specialty Lending Group, L.P., secured and bearing interest at 10.0% at June 30, 2020 and September 30, 2019. The note requires quarterly principal payments of 1.25% of the aggregate principal balance commencing on March 31,2022 and maturing with a full repayment of the remaining balance on February 11, 2025	$104,144	$58,000
Revolving note payable for an amount up to $10.0 million to Goldman Sachs Specialty Lending Group, L.P	-	-
Note payable to Rambo Marine, Inc., unsecured and bearing interest at 7.5% per annum. The note requires annual interest payments, with a balloon payment of principal due on July 1, 2020	3,133	3,133
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through May 2026	2,511	2,371
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Lab Marine, Inc., unsecured and bearing interest at 6.0% per annum. The note requires annual interest payments, with a balloon payment of principal due on March 1, 2021	1,500	1,500
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2021	1,271	1,271
Note payable to Bosun’s Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments with a balloon payment due on June 1, 2021	1,227	1,227
Note payable to Rebo, Inc., unsecured and bearing interest at 5.5% per annum. The note requires annual interest payments with a balloon payment due on April 1, 2021	1,000	1,000
Note payable to Texas Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments, with a balloon payment of principal due on August 1, 2020	815	815
Note payable to Marina Mikes, LLC, unsecured and bearing interest at 5.0% per annum. The note was repaid in full	-	2,125
Note payable to Sunrise Marine, Inc. and Sunrise Marine of Alabama, Inc., unsecured and bearing interest at 6.0% per annum. The note was repaid in full	-	1,400
	119,685	76,926
Less current portion	(8,435)	(11,124)
Less unamortized portion of debt issuance costs	(2,470)	(1,013)
	$108,780	$64,789

9.	Stockholders’ and Members’ Equity

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

As described in Note 1, on February 11, 2020, OneWater Inc completed its Offering of 5,307,693 of Class A common stock, which includes the exercise in full of the underwriters’ option to purchase up to 692,308 additional shares of Class A common stock pursuant to the Underwriting Agreement, at a price to the public of $12.00 per share. OneWater Inc received net proceeds of $59.2 million after deducting underwriting discounts and commissions. In addition, certain Legacy Owners contributed, directly or indirectly, their OneWater LLC Units to OneWater Inc in exchange for 780,213 shares of Class A common stock. Additionally, as part of the Organizational Transactions, OneWater Inc issued 8.5 million shares of Class B common stock to LLC Unitholders. No additional shares were issued or exchanged subsequent to the Organizational Transactions and the Offering for the three months ended June 30, 2020. Total outstanding shares of Class A common stock and Class B common stock at June 30, 2020 were 6.1 million and 8.5 million, respectively.

The Company incurred $6.4 million of legal, accounting, printing and other professional fees directly related to the Offering through June 30, 2020, including $2.6 million incurred during fiscal year 2019, of which $1.1 million were paid during fiscal year 2019, all of which were charged against additional paid-in capital.

Equity-Based Compensation

As part of the Organizational Transactions, previously issued Profit in Interests awards to select members of executive management for non-voting Class B units, fully and immediately vested and were exchanged for 32,754 OneWater LLC Units.

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

During the period following the Offering through June 30, 2020, the Board approved the grant of an additional 139,727 time-based vesting restricted stock units. 39,727 restricted stock units fully vest on February 7, 2021. The remaining 100,000 restricted stock units vest in four equal annual installments commencing on February 7, 2021. Compensation cost for restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a straight-line basis over the applicable vesting periods.

During the period following the offering through June 30, 2020, the Board approved the grant of 67,000 performance share units, which represents 100% of the target award. Performance share units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2020 as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 175% of the target number of units depending upon achievement of the performance goals. Performance share units vest in four equal annual installments. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved, and is recognized on a graded basis over the four-year vesting period. As of June 30, 2020, the Company expected the performance targets to be fully achieved at 175% of the target award and therefore $0.2 million and $0.3 million of expense related to the performance awards were recorded in the three and nine months ended June 30, 2020, respectively.

The following table further summarizes activity related to restricted stock units for the nine months ended June 30, 2020:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Issued on February 11, 2020	44,666	$14.61
Awarded	204,500	16.01
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2020	249,166	$15.76
Awarded	2,227	12.57
Vested	-	-
Forfeited	-	-
Unvested at June 30, 2020	251,393	15.73

For the three and nine months ended June 30, 2020, the Company recognized $0.7 million and $0.9 million of compensation expense related to the grant of restricted stock units, respectively. As of June 30, 2020, the total unrecognized compensation expense related to outstanding equity awards was $3.8 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

Investor Voting Warrants

On October 28, 2016, the Company issued 25,000 OneWater LLC common unit warrants in exchange for $1.0 million. The common unit warrants had a ten-year life from the date of issuance and provided the holders with a put right after 5 years, or potentially earlier, under certain circumstances. The holders of the warrants maintained full voting rights in OneWater LLC. As the common unit warrants could be settled in cash at the election of the holder, the fair value of the common unit warrants were included in warrant liability in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019. The common unit warrants were exercised for $0.0001 per unit in exchange for cash or common units of OneWater LLC. In connection with the Offering, Goldman and Beekman received 2,148,806 OneWater LLC units upon exercise of the warrants.

OneWater LLC Preferred Distribution

As of September 30, 2019, the unpaid balance of the preferred distribution was $3.2 million. The 5% cumulative interest on the preferred distribution was recognized as a distribution when declared by the Board. As of September 30, 2019, unpaid cumulative interest on the preferred distribution was zero. On February 11, 2020, in connection with the Offering, the Company paid $3.2 million in exchange for the surrender of the preferred distribution right.

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

As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the LLC Unitholders. Changes in ownership interest in OneWater LLC while OneWater Inc retains its controlling interest will be accounted for as equity transactions. Future direct exchanges of LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of June 30, 2020, OneWater Inc owned 41.8% of the economic interest of OneWater LLC with the LLC Unitholders owning the remaining 58.2%.

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

Distributions

During the three months ended June 30, 2020, the Company made distributions to OneWater LLC Unitholders for certain permitted tax payments.

Earnings Per Share

Basic and diluted earnings per share of Class A common stock is computed by dividing net income attributable to OneWater Inc for the three months ended June 30, 2020 and the period from February 11, 2020 through June 30, 2020 (the period following the Organizational Transactions and the Offering), by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed by giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to February 11, 2020, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share for the three and nine months ended June 30, 2020 (in thousands, except per share data):

Earnings per share:	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Numerator:
Net income attributable to OneWater Inc	$14,367	$15,452

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	6,088	6,088
Effect of dilutive securities:
Restricted stock units	9	5
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	6,097	6,093

Earnings per share of Class A common stock – basic	$2.36	$2.54
Earnings per share of Class A common stock – diluted	$2.36	$2.54

Shares of Class B common stock do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Class B common stock	8,462	8,462
Restricted stock units	292	235
	8,754	8,697

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

The Company had classified the redeemable preferred interest as temporary equity in the consolidated balance sheets. The discount on the issuance of the redeemable preferred interest was being accreted to members’ equity as a dividend from the date of issuance through the fifth anniversary of the issuance date. On February 11, 2020, in connection with the Offering, OWAO used $89.2 million in cash to fully redeem the preferred interest in subsidiary held by Goldman and Beekman.

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

Our effective tax rate of 10.4% for the three months ending June 30, 2020 and 10.9% for the nine months ending June 30, 2020 differs from statutory rates primarily due to earnings allocated to non-controlling interests.

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

As of June 30, 2020 , there have been no exchanges of LLC Units and as a result, the Company has not recorded a liability related to the Tax Receivable Agreement.

12.	Contingencies and Commitments

Operating Leases

The Company recorded rent expense of $3.2 million and $2.6 million during the three months ended June 30, 2020 and 2019, respectively, and $9.3 million and $7.2 million during the nine months ended June 30, 2020 and 2019, respectively. The Company leases certain facilities and equipment under noncancelable operating lease agreements having terms in excess of one year, which expire at various dates through 2037.

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

In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. Total purchases incurred under these arrangements were $14.6 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $34.1 million and $16.2 million for the nine months ended June 30, 2020 and 2019, respectively. A subsidiary of the Company holds a warrant to purchase one such entity for equity in inventory plus $1, which approximates fair value, that expires on March 1, 2021.

In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.6 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million for each of the nine months ended June 30, 2020 and 2019.

In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. Total fees recorded under these arrangements were $1.5 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $2.8 million for the nine months ended June 30, 2020 and 2019, respectively.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. Total payments recorded under these arrangements were $0 and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.8 million for the nine months ended June 30, 2020 and 2019, respectively. Included in these amounts and in connection with our notes payable floor plan financing, our Chief Executive Officer was paid a guarantee fee of $0 and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 and $0.5 million for the nine months ended June 30, 2020 and 2019, respectively, for his personal guarantee associated with this arrangement.

In connection with transactions noted above, the Company was due certain amounts as recorded within accounts receivable as of June 30, 2020 and September 30, 2019, of $0.2 and $0.1 million, respectively.

All related party transactions are immaterial and have not been shown separately on the face of the consolidated financial statements.

14.	Subsequent events

Effective July 22, 2020 (the “Closing Date”), the Company and certain of its subsidiaries terminated and repaid all indebtedness outstanding under the Term and Revolver Credit Facility in accordance with its terms and entered into the Credit Agreement (the “Refinanced Credit Facility”) with Truist Bank as administrative agent, collateral agent, swingline lender and issuing bank, SunTrust Robinson Humphrey, Inc. and Synovus Bank as joint lead arrangers and joint bookrunners, Synovus Bank as documentation agent, and the lenders from time to time party thereto (collectively, the “Refinancing”).

The Refinanced Credit Facility provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan, which was advanced in full on July 22, 2020. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on July 22, 2025.  There were no borrowings outstanding under the revolving credit facility on the Closing Date. Borrowings under the Refinanced Credit Facility bear interest, at the Company’s option, at either (a) a base rate (the “Base Rate”) equal to the highest of (i) the prime rate (as announced by Truist Bank from time to time), (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, (iii) the Adjusted LIBO Rate (defined below) determined on a daily basis for an interest period of one month, plus 1.00%, or (iv) 1.75%, plus an applicable margin of up to 2.00%, or (b) the rate per annum obtained by dividing (i) the London Interbank Offered Rate for such interest period by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage (the “Adjusted LIBO Rate”) plus an applicable margin of up to 3.00%. Interest on swingline loans shall be the Base Rate plus an applicable margin of up to 2.00%. All applicable interest margins are subject to stepdowns based on certain consolidated leverage ratio measures.

In conjunction with the closing of the Refinanced Credit Facility, the Company paid $109.0 million consisting of $29 million in cash and $80 million in proceeds from the Refinanced Credit Facility to fully redeem the Term and Revolver Credit Facility with Goldman Sachs Specialty Lending Group, L.P.

The Refinanced Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The Refinanced Credit Facility also contains various covenants and restrictive provisions that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional debt, guarantees or liens; (ii) consolidate, merge or transfer all or substantially all of its assets; (iii) make certain investments, loans or other restricted payments; (iv) modify certain material agreements or organizational documents and (v) engage in certain types of transactions with affiliates.

Additionally, on July 22, 2020, the Company entered into the First Amendment (the “First Amendment”) to the Inventory Financing Agreement. The First Amendment amended the Inventory Financing Facility, to, among other things, address the Refinancing, permit the amount of indebtedness allowed under the Refinanced Credit Facility to be $160.0 million (which includes the $50.0 increase facility under the Refinanced Credit Facility), permit the payment of fees and expenses in connection with the termination of the Term and Revolver Credit Facility and the payment of present and future transaction costs incurred in connection with the negotiation, closing and ongoing administration of the Refinanced Credit Facility.

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

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 40 additional stores through 17 acquisitions. Our current portfolio as of June 30, 2020 consists of 21 different local and regional dealer groups. Because of this, we believe we are the largest and one of the fastest-growing premium recreational boat retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

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

Impact of COVID-19

The COVID-19 pandemic and its related effects, including restraints on U.S. economic and leisure activities, has and may continue to have a significant impact on our operations and financial condition. We place the utmost importance on the safety and well-being of our employees and in compliance with guidelines issued by the World Health Organization (WHO), the Centers for Disease Control and Prevention (CDC) and federal, state or local authorities, we closed or reduced staffing at certain locations during the three and nine months ended June 30, 2020. We have implemented cleaning and social distancing techniques at each of our locations. In light of the current environment, our sales team members are fully engaged with customers and are providing them with virtual walkthroughs of inventory and/or private, at home or on water, showings, while our service departments are working hard to deliver boats and keep customers on the water.

The COVID-19 pandemic and its related effects may continue to interfere with the ability of our employees, contractors, customers, suppliers, and other business partners to perform our and their respective responsibilities and obligations with respect to the operation of our business. To date, we have not experienced any shortages of inventory, but it is possible that such a shortage could occur as a result of the COVID-19 pandemic and its effects on, among other things, supply chains, operations and consumer demand.

On April 1, 2020, our executive management team elected to undertake salary cuts in response to the impacts of COVID-19. Additionally, the Board elected to forgo their cash compensation for a period of six months. However, given recent trends in demand, the cash compensation and salaries of our directors and executive management team, as applicable, were restored to their pre-COVID levels as of July 3, 2020, and our directors and executive management team received a one-time cash payment equal to their reduction in compensation.

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the three months ended June 30, 2020 suggest that spending in all our regions and across product lines has proven remarkably resilient despite the challenges posed by the pandemic as families have increasingly focused on socially-distanced, outdoor recreation, driving a material increase in sales.  We believe that, as a result of COVID-19, the cancellation of summer activities including air travel and vacations that have historically competed with time on the water has led to increased sales during the three months ended June 30, 2020.

Though the COVID-19 pandemic did not adversely affect our financial position for the three and nine months ended June 30, 2020 relative to the three and nine months ended June 30, 2019, the ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors, including the existence and extent of a prolonged economic downturn, the resurgence of COVID-19 in certain geographic areas, consumer demand and the ability to safely and legally operate our stores.

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

We have an extensive acquisition track record within the boating industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired dealerships. We believe this practice preserves the acquired dealer’s customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for boat dealers who want to sell their businesses. To date, 100% of our acquisitions have been sourced from inbound inquiries, and the number of annual inquiries we receive has consistently increased over time. Our strategy is to acquire stores at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired dealer groups for less than 4.0x EBITDA on a trailing twelve month basis and believe that we will be able to continue to make attractive acquisitions within this range. While we previously announced our decision to pause our acquisition strategy due to the COVID-19 pandemic, given our financial results for the three months ended June 30, 2020, we are recommencing our acquisition strategy and opportunistically evaluating future acquisitions.

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

Our business was significantly impacted during the recessionary period that began in 2007. This period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain stores and reduced headcount. Additionally, in an effort to counteract the downturn, we increased our focus on pre-owned sales, parts and repair services, and finance and insurance services. As a result, we surpassed our pre-recession sales levels in less than 24 months. While we believe the measures we took significantly reduced the impact of the downturn on the business, we cannot guarantee similar results in the event of a future downturn. Additionally, we cannot predict the timing or length of unfavorable economic or industry conditions, including a downturn as a result of the COVID-19 pandemic, or the extent to which they could adversely affect our operating results.

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

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. Subject to our agreements and in the event of early cancellation of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We constrain our estimate of variable consideration associated with chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2020 and June 30, 2019.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales histories indicated that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. Therefore, we generally do not maintain a reserve for boat inventory. The cost of parts and accessories is determined using the weighted average cost method. Inventory is reported net of write downs for obsolete and slow moving items of $0.9 million and $0.5 million at June 30, 2020 and September 30, 2019, respectively.

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

In accordance with ASC 350, we review goodwill for impairment annually in the fourth fiscal quarter, or more often if events or circumstances indicate that impairment may have occurred. When evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment in accordance with ASC 350. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. As of June 30, 2020, and based on upon our most recent quantitative assessment on March 31, 2020, we determined that it is not “more likely than not” that the fair value of our reporting unit is less than its carrying value. As a result, we were not required to perform a quantitative goodwill impairment test.

We performed a qualitative assessment as of September 30, 2019, and we determined that it was not “more likely than not” that the fair value of our reporting unit was less than its carrying amount.

Identifiable intangible assets consist of trade names related to the acquisitions we have completed. We have determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. As of June 30, 2020, and based upon our most recent quantitative assessments on March 31, 2020, we determined that it is not “more likely than not” that the fair values of our identifiable intangible assets are less than their carrying values. As a result, we were not required to perform quantitative identifiable intangible asset impairment tests.

We performed qualitative assessments as of September 30, 2019, and we determined that it was not “more likely than not” that the fair value of our reporting units were less than their carrying amounts.

Impairment of Long-Lived Assets

FASB ASC 360-10-40, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets” (‘‘ASC 360-10-40’’), requires that long-lived assets, such as property, equipment and purchased intangibles subject to amortization, be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. We would conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The Company did an assessment of potential triggering events and considered qualitative factors noting no impairment existed as of June 30, 2020. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 8.7% and 10.2% to revenue in the three months ended June 30, 2020 and 2019, respectively, and 9.6% and 11.0% in the nine months ended June 30, 2020 and 2019, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 27.5% and 31.3% to gross profit in the three months ended June 30, 2020 and 2019, respectively, and 28.8% and 31.1% to gross profit in the nine months ended June 30, 2020 and 2019, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest expense – other, income taxes, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of warrants, gain (loss) on settlement of contingent consideration and transaction costs. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

We refer to the fiscal year 2019 acquisitions described above collectively as the ‘‘2019 Acquisitions.’’ The 2019 Acquisitions are fully reflected in our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2020 and will be fully reflected in our consolidated financial statements for the fiscal year ending September 30, 2020 but are only partially reflected in our unaudited condensed consolidated financial statements for the three and nine months ending June 30, 2019.

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

•
As of September 30, 2019, the outstanding balance of the preferred units in One Water Assets & Operations, LLC (“OWAO”) held by Goldman and Beekman in the aggregate was $87.3 million, exclusive of $1.3 million in issuance costs. In connection with the Offering, we used the net proceeds therefrom, together with cash on hand and borrowings under the Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P., to fully redeem these preferred units, which eliminates the amount recorded as Redeemable Preferred Interest in Subsidiary in our balance sheet and also eliminates any future dividends related to the preferred units for all periods after the Offering.

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

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

	For the three months ended June 30, 2020		For the three months ended June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat sales	$286,984	70.3%	$180,668	65.7%	$106,316	58.8%
Pre-owned boat sales	85,907	21.0%	66,114	24.1%	19,793	29.9%
Finance & insurance income	16,639	4.1%	10,007	3.6%	6,632	66.3%
Service, parts and other sales	18,743	4.6%	18,035	6.6%	708	3.9%
Total revenues	408,273	100.0%	274,824	100.0%	133,449	48.6%

Gross Profit
New boat gross profit	53,607	13.1%	32,441	11.8%	21,166	65.2%
Pre-owned boat gross profit	15,041	3.7%	10,637	3.9%	4,404	41.4%
Finance & insurance gross profit	16,639	4.1%	10,007	3.6%	6,632	66.3%
Service, parts & other gross profit	9,398	2.3%	9,646	3.5%	(248)	-2.6%
Total gross profit	94,685	23.2%	62,731	22.8%	31,954	50.9%

Selling, general and administrative expenses	43,152	10.6%	34,713	12.6%	8,439	24.3%
Depreciation and amortization	824	0.2%	691	0.3%	133	19.2%
Transaction costs	31	0.0%	419	0.2%	(388)	-92.6%
Gain on settlement of contingent consideration	-	0.0%	(19)	0.0%	19	-100.0%

Income from operations	50,678	12.4%	26,927	9.8%	23,751	88.2%

Interest expense - floor plan	2,298	0.6%	2,734	1.0%	(436)	-15.9%
Interest expense - other	3,082	0.8%	1,869	0.7%	1,213	64.9%
Change in fair value of warrant liability	-	0.0%	(10,373)	-3.8%	10,373	-100.0%
Other (income) expense, net	(61)	0.0%	17	0.0%	(78)	-458.8%
Income before income tax expense	45,359	11.1%	32,680	11.9%	12,679	38.8%
Income tax expense	4,737	1.2%	-	0.0%	4,737	100.0%
Net income	40,622	9.9%	32,680	11.9%	7,942	24.3%
Less: Net income attributable to non-controlling interest	-		(772)		772	-100.0%
Net income attributable to One Water Marine Holdings, LLC			$31,908
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(26,255)
Net income attributable to One Water Marine Inc.	$14,367

Revenue

Overall, revenue increased by $133.4 million, or 48.6%, to $408.3 million for the three months ended June 30, 2020 from $274.8 million for the three months ended June 30, 2019. Revenue generated from same-store sales increased 43.9% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to increased sales due to the impact of the COVID-19 pandemic as many summer activities that have historically competed with time on the water have been canceled. Boating provides a safe, outdoor leisure activity that allows for maintenance of social distance policies. The increase was primarily driven by both an increase in the number of new and pre-owned units sold as well as an increase in the average unit price of new and pre-owned boats sold. Overall revenue increased by $133.4 million as a result of a $119.3 million  increase in same store sales and a $14.1 million increase from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods. As of June 30, 2019 we had acquired seven stores in fiscal year 2019, including one store in the three months ended June 30, 2019. We have not made any acquisitions in fiscal year 2020.

New Boat Sales

New boat sales increased by $106.3 million, or 58.8%, to $287.0 million for the three months ended June 30, 2020 from $180.7 for the three months ended June 30, 2019. The increase was primarily attributable to our same-store sales growth and the increased unit sales attributable to the impact of our 2019 Acquisitions. During the three months ended June 30, 2020 we experienced an increase in unit sales of 43.6% and an increase in average unit prices of 10.4% over the three months ended June 30, 2019. We believe the increase in units sold was primarily due to the impact the COVID-19 pandemic had on many summer activities that we have historically competed against for time. The increase in average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand.

Pre-owned Boat Sales

Pre-owned boat sales increased by $19.8 million, or 29.9%, to $85.9 million for the three months ended June 30, 2020 from $66.1 million for the three months ended June 20, 2019. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the three months ended June 30, 2020 benefited from a 22.9% increase in the number of units sold and a 2.6% increase in average unit price largely due to the mix of pre-owned products and the composition of the brands and models sold during the period, the increase in same-store sales, the impact of 2019 acquisitions and the impact of COVID-19 on the recreational boating market.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $6.6 million, or 66.3%, to $16.6 million for the three months ended June 30, 2020 from $10.0 million for the three months ended June 30, 2019. The increase was primarily due to process improvements and the additional new and pre-owned sales revenue, which were primarily attributable to the same-store sales growth. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products increased as a percentage of total revenue to 4.1% in the three months ended June 30, 2020 from 3.6% for the three months ended June 30, 2019. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other Sales

Service, parts & other sales increased by $0.7 million, or 3.9%, to $18.7 million for the three months ended June 30, 2020 from $18.0 million for the three months ended June 30, 2019. This increase in service, parts & other sales is primarily due to ancillary sales generated from our increase in new and pre-owned boat sales and sales attributable to our same-store sales growth, partially offset by the impact of shelter in place orders during the period which impacted our ability to transact retail service and parts sales.

Gross Profit

Overall, gross profit increased by $32.0 million, or 50.9%, to $94.7 million for the three months ended June 30, 2020 from $62.7 million for the three months ended June 30, 2019. This increase was primarily due to our overall increase in same-store sales, primarily driven by an increase in new and pre-owned boat sales, the Company’s focus on dynamic pricing and the increase in finance & insurance income. Overall gross margins increased 40 basis points to 23.2% for the three months ended June 30, 2020 from 22.8% for the three months ended June 30, 2019 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $21.2 million, or 65.2%, to $53.6 million for the three months ended June 30, 2020 from $32.4 million for the three months ended June 30, 2019. This increase was primarily due to our overall increase in same-store sales. New boat gross profit as a percentage of new boat revenue was 18.7% for the three months ended June 30, 2020 as compared to 18.0% in the three months ended June 30, 2019. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins, while continuing to leverage the progress we have made in previous quarters on finance and insurance.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $4.4 million, or 41.4%, to $15.0 million for the three months ended June 30, 2020 from $10.6 million for the three months ended June 30, 2019. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue primarily as a result of our same-store sales growth. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 17.5% and 16.1% for the three months ended June 30, 2020 and 2019, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $6.6 million, or 66.3%, to $16.6 million for the three months ended June 30, 2020 from $10.0 million for the three months ended June 30, 2019. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other Gross Profit

Service, parts & other gross profit remained relatively flat, decreasing by $0.2 million, or 2.6%, to $9.4 million for the three months ended June 30, 2020 from $9.6 million for the three months ended June 30, 2019. Service, parts & other gross profit as a percentage of service, parts & other revenue was 50.1% and 53.5% for the three months ended June 30, 2020 and 2019, respectively. This decrease was the result of the mix of products sold and services provided. Additionally, service, parts & other gross profit was partially impacted by shelter in place orders during the period which limited our ability to transact retail service and parts sales early in the period.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $8.4 million, or 24.3%, to $43.2 million for the three months ended June 30, 2020 from $34.7 million for the three months ended June 30, 2019. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. The increase primarily consisted of an $8.4 million increase in personnel expenses. Selling, general & administrative expenses as a percentage of revenue decreased to 10.6% from 12.6% for the three months ended June 30, 2020 and 2019, respectively. The reduction in selling, general & administrative expenses as a percentage of revenue was mainly due to the increased volume of units sold and the cost reduction actions enacted following the acceleration of COVID-19.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million, or 19.2%, to $0.8 million for the three months ended June 30, 2020 compared to $0.7 million for the three months ended June 30, 2019. The increase in depreciation and amortization expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to an increase in property and equipment with shorter useful lives.

Transaction Costs

The decrease in transaction costs of $0.4 million, or 92.6%, to $30,650 for the three months ended June 30, 2020 compared to $0.4 million for the three months ended June 30, 2019 was primarily attributable to the acquisition completed during the three months ended June 30, 2019 with no acquisition occurring during the three months ended June 30, 2020.

Gain on Settlement of Contingent Consideration

During the three months ended June 30, 2019, we reduced our estimate of contingent consideration related to the Texas Marine, Grande Yachts, and USA Marine Sales, Inc. acquisitions in the amount of $19,199. There was no gain on settlement of contingent consideration for the three months ended June 30, 2020.

Income from Operations

Income from operations increased $23.8 million, or 88.2%, to $50.7 million for the three months ended June 30, 2020 compared to $26.9 million for the three months ended June 30, 2019. The increase was primarily attributable to the $32.0 million increase in gross profit for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, partially offset by a $8.4 million increase in selling, general & administrative expenses during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan decreased $0.4 million, or 15.9%, to $2.3 million for the three months ended June 30, 2020 compared to $2.7 million for the three months ended June 30, 2019 and was primarily attributable to falling interest rates as well as a $58.9 million decrease in the outstanding borrowings on our Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) as of June 30, 2020 compared to June 30, 2019.

Interest Expense – Other

The increase in interest expense – other of $1.2 million, or 64.9%, to $3.1 million for the three months ended June 30, 2020 compared to $1.9 million for the three months ended June 30, 2019 was primarily attributable to a $42.4 million increase in our long-term debt as of June 30, 2020 compared to June 30, 2019, which was primarily increased to fully redeem the preferred interest in subsidiary in conjunction with the Offering.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability of $10.4 million for the three months ended June 30, 2019 was attributable to an overall change in the enterprise value of the Company. No charge was recorded for the three months ended June 30, 2020 as the warrants were exercised in conjunction with the Offering.

Other (Income) Expense, Net

Other income (expense) remained relatively flat, increasing to $61,310 for the three months ended June 30, 2020 compared to $(16,773) for the three months ended June 30, 2019.

Income Tax Expense

The $4.7 million increase in income tax expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was the result of the Offering and the taxability of OneWater Inc as a corporation.

Net Income (Loss)

Net income increased by $7.9 million to $40.6 million for the three months ended June 30, 2020 compared to net income of $32.7 million for the three months ended June 30, 2019. The increase was primarily attributable to the $32.0 million increase in gross profit for the three months ended June 30, 2020 compared to June 30, 2019. The increase was partially offset by the $10.4 million charge for the change in fair value of warrant liability for the three months ended June 30, 2019 compared to the three months ended June 30, 2020, in which no charge was taken, the $8.4 million increase in selling, general and administrative expenses and the $4.7 million increase in income tax expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Nine Months Ended June 30, 2020, Compared to Nine Months Ended June 30, 2019

	For the nine months ended June 30, 2020		For the nine months ended June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
			($ in thousands)
Revenues
New boat sales	$512,999	68.2%	$375,160	67.1%	$137,839	36.7%
Pre-owned boat sales	166,720	22.2%	122,043	21.8%	44,677	36.6%
Finance & insurance income	29,047	3.9%	18,525	3.3%	10,522	56.8%
Service, parts and other sales	43,168	5.7%	43,144	7.7%	24	0.1%
Total revenues	751,934	100.0%	558,872	100.0%	193,062	34.5%

Gross Profit
New boat gross profit	94,233	12.5%	66,831	12.0%	27,402	41.0%
Pre-owned boat gross profit	27,825	3.7%	19,847	3.6%	7,978	40.2%
Finance & insurance gross profit	29,047	3.9%	18,525	3.3%	10,522	56.8%
Service, parts & other gross profit	20,353	2.7%	20,571	3.7%	(218)	-1.1%
Total gross profit	171,458	22.8%	125,774	22.5%	45,684	36.3%

Selling, general and administrative expenses	103,738	13.8%	83,890	15.0%	19,848	23.7%
Depreciation and amortization	2,375	0.3%	1,883	0.3%	492	26.1%
Transaction costs	3,393	0.5%	1,161	0.2%	2,232	192.2%
Gain on settlement of contingent consideration	-	0.0%	(1,674)	-0.3%	1,674	-100.0%

Income from operations	61,952	8.2%	40,514	7.2%	21,438	52.9%

Interest expense - floor plan	7,482	1.0%	6,730	1.2%	752	11.2%
Interest expense - other	7,392	1.0%	4,391	0.8%	3,001	68.3%
Change in fair value of warrant liability	(771)	-0.1%	(2,773)	-0.5%	2,002	-72.2%
Other expense (income), net	106	0.0%	(73)	0.0%	179	-245.2%
Income before income tax expense	47,743	6.3%	32,239	5.8%	15,504	48.1%
Income tax expense	5,209	0.7%	-	0.0%	5,209	100.0%
Net income	42,534	5.7%	32,239	5.8%	10,295	31.9%
Less: Net income attributable to non-controlling interest	(350)		(1,318)		968	-73.4%
Net income attributable to One Water Marine Holdings, LLC			$30,921
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(26,732)
Net income attributable to One Water Marine Inc.	$15,452

Revenue

Overall, revenue increased by $193.1 million, or 34.5%, to $751.9 million for the nine months ended June 30, 2020 from $558.9 million for the nine months ended June 30, 2019. Revenue generated from same-store sales increased 24.1% for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold and an increase in the number of new and pre-owned boats sold. We believe that COVID-19 has had a positive overall impact on the recreational boating market during a portion of the nine months ended June 30, 2020. Overall revenue increased by $133.1 million as a result of our increase in same-store sales and $59.9 million from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. For the nine months ended June 30, 2019, we acquired seven stores. We have not made any acquisitions in the nine months ended June 30, 2020.

New Boat Sales

New boat sales increased by $137.8 million, or 36.7%, to $513.0 million for the nine months ended June 30, 2020 from $375.2 for the nine months ended June 30, 2019. The increase was the result of our same-store sales growth during the twelve month period and the increased unit sales attributable to the 2019 Acquisitions. During the nine months ended June 30, 2020, we experienced an increase in unit sales of 24.4% and an increase in average unit prices of 10.5% over the nine months ended June 30, 2019. The increase in both units sold and average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand. Additionally, we believe the increase in units sold was enhanced due to the impact the COVID-19 pandemic had on many summer activities that we have historically competed against for time.

Pre-owned Boat Sales

Pre-owned boat sales increased by $44.7 million, or 36.6%, to $166.7 million for the nine months ended June 30, 2020 from $122.0 million for the nine months ended June 30, 2019. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the nine months ended June 30, 2020 benefited from a 21.8% increase in the number of units sold due to the increase in same-store sales and the impact of the fiscal year 2019 Acquisitions. The average sales price per pre-owned unit in the nine months ended June 30, 2020 increased 11.2% largely due to the mix of pre-owned products and the composition of the brands and models sold during the period. Additionally, we believe the increase in units sold was enhanced due to the impact the COVID-19 pandemic had on many summer activities that we have historically competed against for time.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $10.5 million, or 56.8%, to $29.0 million for the nine months ended June 30, 2020 from $18.5 million for the nine months ended June 30, 2019. The increase was primarily a result of the increase in same-store sales, process improvements and additional revenue attributable to the fiscal year 2019 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products increased as a percentage of total revenue to 3.9% in the nine months ended June 30, 2020 from 3.3% for the nine months ended June 30, 2019. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other Sales

Service, parts & other sales remained relatively flat, increasing to $43.2 million for the nine months ended June 30, 2020 from $43.1 million for the nine months ended June 30, 2019. This increase in service, parts & other sales is primarily due to increases in parts, fuel and storage sales, partially offset by a decrease in labor sales.

Gross Profit

Overall, gross profit increased by $45.7 million, or 36.3%, to $171.5 million for the nine months ended June 30, 2020 from $125.8 million for the nine months ended June 30, 2019. This increase was mainly due to our overall increase in same-store sales, primarily driven by an increase in new boat sales, as well as higher pre-owned boat sales and finance & insurance income. The increase in gross profit was also a result of an increase in the number of stores due to the fiscal year 2019 Acquisitions. Overall gross margins remained relatively flat, increasing 30 basis points to 22.8% for the nine months ended June 30, 2020 from 22.5% for the nine months ended June 30, 2019 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $27.4 million, or 41.0%, to $94.2 million for the nine months ended June 30, 2020 from $66.8 million for the nine months ended June 30, 2019. This increase was due to our overall increase in same-store sales and acquired stores during fiscal year 2019. New boat gross profit as a percentage of new boat revenue was 18.4% for the nine months ended June 30, 2020 as compared to 17.8% in the nine months ended June 30, 2019. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins, while continuing to leverage the progress we have made in previous quarters on finance and insurance.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $8.0 million, or 40.2%, to $27.8 million for the nine months ended June 30, 2020 from $19.8 million for the nine months ended June 30, 2019. This increase was primarily due to an overall increase in our same-store sales and acquired stores during fiscal year 2019. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 16.7% and 16.3% for the nine months ended June 30, 2020 and 2019, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $10.5 million, or 56.8%, to $29.0 million for the nine months ended June 30, 2020 from $18.5 million for the nine months ended June 30, 2019. Finance & insurance income is fee-based revenue for which we do not recognize incremental expense.

Service, Parts & Other Gross Profit

Service, parts & other gross profit remained relatively flat, decreasing by $0.2 million, or 1.1%, to $20.4 million for the nine months ended June 30, 2020 from $20.6 million for the nine months ended June 30, 2019. Service, parts & other gross profit as a percentage of service, parts & other revenue was 47.1% and 47.7% for the nine months ended June 30, 2020 and 2019, respectively. This decrease in gross profit margin was the result of a decrease in parts gross profit margin, partially offset by increases in service gross profit margin and storage and other gross profit margin.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $19.8 million, or 23.7%, to $103.7 million for the nine months ended June 30, 2020 from $83.9 million for the nine months ended June 30, 2019. This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in same-store sales. The increase in selling, general & administrative expenses primarily consisted of a $16.0 million increase in personnel expenses and a $3.4 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue decreased to 13.8% from 15.0% for the nine months ended June 30, 2020 and 2019, respectively. The reduction in selling, general & administrative expenses as a percentage of revenue was mainly due to the increased volume of units sold and the cost reduction actions enacted following the acceleration of COVID-19.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 26.1%, to $2.4 million for the nine months ended June 30, 2020 compared to $1.9 million for the nine months ended June 30, 2019. The increase in depreciation and amortization expense for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 was primarily attributable to an increase in property and equipment with shorter useful lives.

Transaction Costs

The increase in transaction costs of $2.2 million, or 192.2%, to $3.4 million for the nine months ended June 30, 2020 compared to $1.2 million for the nine months ended June 30, 2019 was primarily attributable to $2.3 million of expenses recognized in conjunction with the Offering that were not able to be capitalized.

Gain on Settlement of Contingent Consideration

During the nine months ended June 30, 2019, we reduced our estimate of contingent consideration related to the Texas Marine, Grande Yachts, and USA Marine Sales, Inc. acquisitions in the amount of $1.7 million. There was no gain on settlement of contingent consideration for the nine months ended June 30, 2020.

Income from Operations

Income from operations increased $21.4 million, or 52.9%, to $62.0 million for the nine months ended June 30, 2020 compared to $40.5 million for the nine months ended June 30, 2019. The increase was primarily attributable to the $45.7 million increase in gross profit for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019, partially offset by a $19.8 million increase in selling, general & administrative expenses during the same period.

Interest Expense – Floor Plan

Interest expense – floor plan increased $0.8 million, or 11.2%, to $7.5 million for the nine months ended June 30, 2020 compared to $6.7 million for the nine months ended June 30, 2019 and was primarily attributable to a $22.8 million increase in the average outstanding borrowings on our Inventory Financing Facility for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019.

Interest Expense – Other

The increase in interest expense – other of $3.0 million, or 68.3%, to $7.4 million for the nine months ended June 30, 2020 compared to $4.4 million for the nine months ended June 30, 2019 was primarily attributable to a $42.4 million increase in our long-term debt which was primarily increased to fully redeem the preferred interest in subsidiary in conjunction with the Offering.

Change in Fair Value of Warrant Liability

The decrease in change in fair value of warrant liability of $2.0 million, or 72.2%, to $(0.8) million income for the nine months ended June 30, 2020 compared to $(2.8) million income for the nine months ended June 30, 2019 was primarily attributable to an overall change in the enterprise value of the Company due to a change in the implied value of other market participants.

Other (Income) Expense, Net

The decrease in other income of $0.2 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 was primarily attributable to a $0.1 million increase in loss on disposal of property and equipment for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019.

Income Tax Expense

The $5.2 million increase in income tax expense for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 was the result of the Offering and the taxability of OneWater Inc as a corporation.

Net Income (Loss)

Net income increased by $10.3 million to $42.5 million for the nine months ended June 30, 2020 compared to $32.2 million for the nine months ended June 30, 2019. The increase was primarily attributable to the $45.7 million increase in gross profit for the nine months ended June 30, 2020 compared to June 30, 2019. The increase was partially offset by a $19.8 million increase in selling, general and administrative expenses for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019, as well as a $5.2 million increase in income tax expense and a $3.0 million increase in interest expense - other for the same period.

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

Our Board, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the fair value adjustment of the warrants, gain (loss) on settlement of contingent consideration and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of net income to Adjusted EBITDA, which is the most directly comparable GAAP measure for the periods presented.

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

	Three months ended June 30
Description	2020	2019
	($ in thousands)
Net income	$40,622	$32,680
Interest expense – other	3,082	1,869
Income taxes	4,737	-
Depreciation and amortization	824	691
Gain on settlement of contingent consideration	-	(19)
Transaction costs (1)	31	419
Change in fair value of warrant liability (2)	-	(10,373)
Other (income) expense, net	(61)	17
Adjusted EBITDA	$49,235	$25,284

(1)	Consists of transaction costs related to the fiscal year 2019 Acquisitions and costs related to the Offering.

(2)	Represents the non-cash expense recognized during the period for the change in the fair value of the LLC Warrants, which were accounted for as a liability on our balance sheets.

Adjusted EBITDA was $49.2 million for the three months ended June 30, 2020 compared to $25.3 million for the three months ended June 30, 2019. The increase in Adjusted EBITDA resulted primarily from our 43.9% increase in same-store sales growth for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, combined with the results of the fiscal year 2019 Acquisitions and our ability to increase gross profit margins and control selling, general and administrative expenses.

Nine Months Ended June 30, 2020, Compared to Nine Months Ended June 30, 2019

	Nine months ended June 30
Description	2020	2019
	($ in thousands)
Net income	$42,534	$32,239
Interest expense – other	7,392	4,391
Income taxes	5,209	-
Depreciation and amortization	2,375	1,883
Gain on settlement of contingent consideration	-	(1,674)
Transaction costs (1)	3,393	1,161
Change in fair value of warrant liability (2)	(771)	(2,773)
Other expense (income), net	106	(73)
Adjusted EBITDA	$60,238	$35,154

(1)	Consists of transaction costs related to the fiscal year 2019 Acquisitions and costs related to the Offering.

(2)	Represents the non-cash expense recognized during the period for the change in the fair value of the LLC Warrants, which were accounted for as a liability on our balance sheets.

Adjusted EBITDA was $60.2 million for the nine months ended June 30, 2020 compared to $35.2 million for the nine months ended June 30, 2019. The increase in Adjusted EBITDA resulted from our 24.1% increase in same-store sales growth for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019, combined with the results of the fiscal year 2019 Acquisitions and our ability to increase gross profit margins and control selling, general and administrative expenses.

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

Liquidity and Capital Resources

Overview

Our cash needs are primarily for growth through acquisitions and working capital to support our retail operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions of dealer groups and stores. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, we believe we will have adequate cash flow from operations, borrowings under our credit facilities and proceeds from any future issuances of debt or equity, to fund our current operations and essential capital expenditures for the next twelve months.

Cash needs for acquisitions have historically been financed with our Term and Revolver Credit Facility and cash generated from operations. Our ability to utilize the Term and Revolver Credit Facility to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Term and Revolver Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of June 30, 2020, we were in compliance with all covenants under the Term and Revolver Credit Facility and the Inventory Financing Facility.

Effective July 22, 2020 (the “Closing Date”), we and certain of our subsidiaries terminated and repaid all indebtedness outstanding under the Term and Revolver Credit Facility in accordance with its terms and entered into the Credit Agreement (the “Refinanced Credit Facility”) with Truist Bank as administrative agent, collateral agent, swingline lender and issuing bank, SunTrust Robinson Humphrey, Inc. and Synovus Bank as joint lead arrangers and joint bookrunners, Synovus Bank as documentation agent, and the lenders from time to time party thereto (collectively, the “Refinancing”).  The proceeds of the term loan portion of the Refinanced Credit Facility, together with cash on the Company’s balance sheet, have been used (i) to pay for the Refinancing, (ii) to pay the fees and expenses incurred in connection with the Refinancing and (iii) for working capital and general corporate purposes. We are subject to certain financial and non-financial covenants under the Refinanced Credit Facility.

Cash Flows

Analysis of Cash Flow Changes Between the Nine Months Ended June 30, 2020 and 2019

The following table summarizes our cash flows for the periods indicated:

	Nine Months ended June 30,

Description	2020	2019	Change
	($ in thousands)
Net cash provided by (used in) operating activities	$152,596	$(23,024)	$175,620
Net cash used in investing activities	(2,307)	(7,989)	5,682
Net cash (used in) provided by financing activities	(70,712)	41,690	(112,402)
Net change in cash	$79,577	$10,677	$68,900

Operating Activities. Net cash provided by operating activities was $152.6 million for the nine months ended June 30, 2020 compared to net cash used in operating activities of $23.0 million for the nine months ended June 30, 2019. The $175.6 million increase in cash provided by operating activities was primarily attributable to a $149.2 million increase in the change in inventory, a $14.7 million increase in the change in accounts payable, a $8.7 million increase in the change in other payables and accrued expenses and a $10.3 million increase in net income for the nine months ended June 30, 2020 as compared to the nine months ended June 20, 2019. These amounts were partially offset by a $22.2 million decrease in the change accounts receivable for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019.

Investing Activities. Net cash used in investing activities was $2.3 million for the nine months ended June 30, 2020 compared to $8.0 million for the nine months ended June 30, 2019. The $5.7 million decrease in cash used in investing activities was primarily attributable to a $2.1 million decrease in cash used in acquisitions, a $2.0 million decrease in purchases of property and equipment and construction in process and a $1.5 million increase in proceeds on disposal of property and equipment for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019.

Financing Activities. Net cash used in financing activities was $70.7 million for the nine months ended June 30, 2020 compared to net cash provided by financing activities of $41.7 million for the nine months ended June 30, 2019. The $112.4 million decrease in financing cash flow was primarily attributable to an $88.0 million increase in the distributions to redeemable preferred interest members, a $98.6 million decrease in net borrowings on our Inventory Financing Facility and a $12.4 million increase in payments on long-term debt, partially offset by $59.2 million in proceeds from issuance of Class A common stock sold in the Offering, net of offering costs, and a $37.2 million increase in proceeds on long-term debt for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019.

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

On February 11, 2020, in connection with the Offering, OneWater Inc entered into the Term and Revolver Credit Facility which, among other things, modified the terms of the GS/BIP Credit Facility to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022 (v) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025 and (vi) remove OWM BIP Investor, LLC as a lender. The Term and Revolver Credit Facility bore interest at a rate that is equal to, at OneWater Inc’s option, (a) LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures, or (b) a base rate (subject to a 4.50% floor) plus an applicable margin of up to 6.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. Interest was payable quarterly for base rate borrowings and up to quarterly for LIBOR borrowings. The Term and Revolver Credit Facility includes the option for the Company to defer cash payments of interest for twelve months and add the accrued interest to the outstanding principal of the note payable. The election of this feature was made during the three months ended March 31, 2020, and as a result, the interest rate increased by 2.0% for the corresponding twelve months.

The Company borrowed an additional $35.3 million on the Multi-Draw Term Loan immediately upon closing of the agreement to bring our total indebtedness to $100 million. Additionally, during the three months ended March 31, 2020, the Company elected the option to defer cash interest payments for twelve months. As of June 30, 2020, we had not drawn down on our Revolving Facility. We were in compliance with all covenants under the Term and Revolver Credit Facility as of June 30, 2020.

On July 22, 2020, the Company and certain of its subsidiaries repaid in full all indebtedness outstanding under the then-existing credit facility evidenced by the Term and Revolver Credit Facility, and in connection with such repayment, all commitments thereunder were terminated and all guarantees and security interests granted in connection therewith were released. See “—Refinanced Credit Facility” for additional information.

Refinanced Credit Facility

Effective July 22, 2020, we and certain of our subsidiaries entered into the Refinanced Credit Facility. The Refinanced Credit Facility provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan, which was advanced in full on July 22, 2020. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on July 22, 2025.  There were no borrowings outstanding under the revolving credit facility on the Closing Date.

Borrowings under the Refinanced Credit Facility bear interest, at the Company’s option, at either (a) a base rate (the “Base Rate”) equal to the highest of (i) the prime rate (as announced by Truist Bank from time to time), (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, (iii) the Adjusted LIBO Rate (defined below) determined on a daily basis for an interest period of one month, plus 1.00%, or (iv) 1.75%, plus an applicable margin of up to 2.00%, or (b) the rate per annum obtained by dividing (i) the London Interbank Offered Rate for such interest period by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage (the “Adjusted LIBO Rate”) plus an applicable margin of up to 3.00%. Interest on swingline loans shall be the Base Rate plus an applicable margin of up to 2.00%. All applicable interest margins are subject to stepdowns based on certain consolidated leverage ratio measures.

The Refinanced Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio.

The proceeds of the term loan portion of the Refinanced Credit Facility, together with cash on the Company’s balance sheet, have been used (i) to pay for the Refinancing, (ii) to pay the fees and expenses incurred in connection with the Refinancing and (iii) for working capital and general corporate purposes.

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

Effective February 11, 2020, in connection with the Offering, the Company and certain of its subsidiaries entered into the Sixth Amended and Restated Inventory Financing Agreement with Wells Fargo which amended and restated the Fifth Amended and Restated Inventory Financing Agreement, dated as of November 26, 2019, to, among other things, permit certain payments and transactions contemplated by or in connection with the Offering, including payments under the Tax Receivable Agreement. The maximum amount of borrowing available, interest rates and the termination date of the Inventory Financing Facility remained unchanged.

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

As of June 30, 2020 and September 30, 2019, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $176.1 million and $225.4 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of June 30, 2020 and September 30, 2019, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 4.1% and 4.9%, respectively. As of June 30, 2020 and September 30, 2019, our additional available borrowings under our Inventory Financing Facility were $216.4 million and $67.1 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of June 30, 2020, we were in compliance with all covenants under the Inventory Financing Facility.

On July 22, 2020, the Company entered into the First Amendment (the “First Amendment”) to the Inventory Financing Facility. The First Amendment amended the Inventory Financing Facility, to, among other things, address the Refinancing, permit the amount of indebtedness allowed under the Refinanced Credit Facility to be $160.0 million (which includes the $50.0 increase facility under the Refinanced Credit Facility), permit the payment of fees and expenses in connection with the termination of the Term and Revolver Credit Facility and the payment of present and future transaction costs incurred in connection with the negotiation, closing and ongoing administration of the Refinanced Credit Facility.

OWAO Preferred Units

On October 28, 2016, Goldman and Beekman entered into a Subscription Agreement with us and certain of our subsidiaries, pursuant to which Goldman and Beekman purchased preferred units in OWAO (“OWAO Preferred Units”).

Goldman and Beekman purchased 45,000 and 23,000 OWAO Preferred Units, representing 66.2% and 33.8% of the total OWAO Preferred Units outstanding for purchase prices of $44.4 million and $22.7 million, respectively. The holders of the OWAO Preferred Units (“OWAO Preferred Holders”) were entitled to (i) a ‘‘preferred return’’ at a rate of 10% per annum, compounded quarterly, on (a) the aggregate amount of capital contributions made, minus any prior distributions (the ‘‘unreturned preferred amount’’), plus (b) any unpaid preferred returns for prior periods, and (ii) a ‘‘preferred target distribution’’ at a rate of 10% per annum on the unreturned preferred amount multiplied by (a) 40% for the calendar quarters ending December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019, (b) 60% for each calendar quarter ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, and (c) 80% for each calendar quarter thereafter. The preferred target distribution proportionally adjusts the amount of capital contribution of each OWAO Preferred Holder. OWAO and certain affiliates were required to meet certain financial covenants, including maintenance of certain leverage ratios. Failure by OWAO to pay the preferred return and preferred target distribution, failure to meet certain financial covenants, or repayment in full or acceleration of the obligations under the GS/BIP Credit Facility would permit a majority of the OWAO Preferred Holders to require us to purchase all OWAO Preferred Units equal to the unreturned preferred amount plus any unpaid preferred returns (the ‘‘redemption amount’’). As of September 30, 2019, the redemption amount of the OWAO Preferred Units held by Goldman and Beekman in the aggregate was $87.3 million, exclusive of $1.3 million in issuance costs.

On February 11, 2020, in connection with the Offering, we used the net proceeds from the Offering, together with cash on hand and borrowings under the Term and Revolver Credit Facility, to redeem all of the shares of OWAO Preferred Units held by Goldman and Beekman for $89.2 million.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of June 30, 2020, our indebtedness associated with our 8 acquisition notes payable totaled an aggregate of $13.0 million with a weighted average interest rate of 5.8% per annum. As of June 30, 2020, the principal amount outstanding under these acquisition notes payable ranged from $0.8 million to $3.1 million, and the maturity dates ranged from July 1, 2020 to February 1, 2022.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $75,000, and mature on dates between July 2020 to May 2026. As of June 30, 2020, we had $2.5 million outstanding under the commercial vehicles notes payable.

SBA Loans

Between April 20, 2020 and April 22, 2020, certain subsidiaries of the Company entered into separate promissory notes with Hancock Whitney Bank providing for loans under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (each, an “SBA Loan” and collectively, the “SBA Loans”). Total amounts received were $14.1 million in the aggregate.

Based on its operating results through April 30, 2020, the Company determined that the impact of COVID-19 was not affecting its performance to the extent expected. While the future impact of COVID-19 remains unknown, initial sales trends suggest the impact on the Company will not be as severe as initially believed at this time. Accordingly, the Company elected to return the money received under the CARES Act on May 6, 2020.

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

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using the one-month LIBOR plus an applicable margin. Based on an outstanding balance of $176.1 million as of June 30, 2020, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of $1.8 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic may adversely affect our operations and our revenues, results of operations and financial condition.

Our business and operations could be materially adversely affected by the widespread outbreak of a contagious disease, including the recent COVID-19 pandemic. COVID-19 has spread in many of the geographic areas in which we operate. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. These measures have affected our ability to sell and service boats, required us to temporarily close or partially close certain locations, decrease staffing in certain locations, and may require additional closures or staffing changes in the future. Organizations and individuals are also taking additional steps to avoid or reduce infection, including limiting travel, staying home, working from home and limiting participation in certain leisure activities.

We continue to monitor federal, state and local government recommendations and have made modifications to our normal operations as a result of COVID-19. While demand for our products has generally increased throughout the course of the COVID-19 pandemic to date, which we believe is due to the cancellation of travel and other activities that traditionally compete with boating and due to consumers’ desire for outdoor, socially-distanced recreational activities, if the negative economic effects of COVID-19 continue for a prolonged period of time, it could lead to a reduction in demand for our products. Such reductions in demand could adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of the pandemic, may also adversely affect our ability to access capital and additional liquidity.The COVID-19 pandemic may also lead to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers, and labor shortages. It is possible that an inventory shortage could also occur as a result of the COVID-19 pandemic and its effects on, among other things, operations and consumer demand. While we previously announced our decision to pause our acquisition strategy due to the COVID-19 pandemic, given our financial results for the three months ended June 30, 2020, we are recommencing our acquisition strategy and opportunistically evaluating future acquisitions. It is not possible, at this time, to estimate the entirety of the effect that COVID-19 will have on our business, customers, suppliers or other business partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

The Board has determined that it intends to hold the Company’s Annual Meeting of Stockholders (the “2021 Annual Meeting”) on February 23, 2021 or shortly thereafter, at a time and location to be specified in the Company’s proxy statement for the 2021 Annual Meeting (the “Proxy Statement”). The record date for determining stockholders eligible for notice of, and to vote at, the 2021 Annual Meeting has not yet been set by the Board and will also be included in the Proxy Statement.

Pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2021 Annual Meeting pursuant to Rule 14a-8 must ensure that their proposal is received by the Secretary of the Company at 6275 Lanier Islands Parkway, Buford, Georgia 30518 by September 15, 2020, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy materials for the 2021 Annual Meeting. The September 15, 2020 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.

In addition, in accordance with the requirements contained in the Company’s Amended and Restated Bylaws (the “Bylaws”), stockholders who wish to bring business before the 2021 Annual Meeting outside of Rule 14a-8 or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the Bylaws) is received by the Secretary of the Company at the address specified above no earlier than close of business on October 9, 2020 and no later than the close of business on November 8, 2020. Any such proposal must meet the requirements set forth in the Bylaws in order to be brought before the 2021 Annual Meeting.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
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

10.2
Promissory Note, dated as of April 20, 2020, by and between Bosun’s Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.3
Promissory Note, dated as of April 21, 2020, by and between Midwest Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.4
Promissory Note, dated as of April 22, 2020, by and between Singleton Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.5
Promissory Note, dated as of April 22, 2020, by and between Legendary Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.6
Promissory Note, dated as of April 22, 2020, by and between South Shore Lake Erie Assets & Operations, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.7
Promissory Note, dated as of April 22, 2020, by and between South Florida Assets & Operation, LLC and Hancock Whitney Bank (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on April 29, 2020).

10.8¥
Credit Agreement, dated as of July 22, 2020, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc., the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Truist Bank, SunTrust Robinson Humphrey, Inc. and Synovus Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on July 23, 2020).

10.9
First Amendment to Sixth Amended and Restated Inventory Financing Agreement, dated as of July 22, 2020, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on July 23, 2020).

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

August 6, 2020