Form 10-K
period 2020-09-30
OneWater Marine Inc.
filed 2020-12-03
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number 001-39213

OneWater Marine Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-4330138
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6275 Lanier Islands Parkway Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 541-6300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01 per share	ONEW	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on March 31, 2020, was $53,880,098.

The registrant had 10,779,119 shares of Class A common stock, par value $0.01 per share, and 4,196,179 shares of Class B common stock, par value $0.01 per share, outstanding as of November 30, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary	111

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-K includes “forward-looking statements.” All statements, other than statements of historical fact included in this Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	the impact of COVID-19 on our business and results of operations;

•
general economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, fuel prices, levels of discretionary income, consumer spending patterns and uncertainty regarding the timing, pace and extent of an economic recovery in the United States;

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

•	global public health concerns, including the COVID-19 pandemic;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, same-store sales, income, financial condition, and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	competition;

•	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	our ability to manage our inventory and retain key personnel;

•	environmental conditions and real or perceived human health or safety risks;

•	any potential tax savings we may realize as a result of our organizational structure;

•	uncertainty regarding our future operating results and profitability;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our stores, access to inventory and customer demand; and

•	plans, objectives, expectations and intentions contained in this Form 10-K that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, decline in demand for our products and services, the effects of the COVID-19 pandemic on the Company’s business, the seasonality and volatility of the boat industry, our acquisition strategies, the inability to comply with the financial and other covenants and metrics in our Credit Facilities, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in this Form 10-K.

All forward-looking statements, expressed or implied, included in this Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Any forward-looking statement that we make in this Form 10-K speaks only as of the date of such statement. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-K.

PART I

Item 1.	Business.

OneWater Marine Inc. (“OneWater Inc.”) is a holding company and the sole managing member of One Water Marine Holdings, LLC (“OneWater LLC”), which became the principal operating subsidiary of OneWater Inc. on February 11, 2020 in the corporate reorganization (the “Reorganization”) completed in connection with OneWater Inc.’s initial public offering (the “IPO”), which closed on February 11, 2020.

Except as otherwise indicated or required by the context, all references in this Form 10-K to the “Company,” “OneWater,” “we,” “us” or “our” relate to (i) for periods after the Reorganization, OneWater Marine Inc. and its consolidated subsidiaries, and (ii) for periods on or prior to the Reorganization, to OneWater LLC, our accounting predecessor, and its consolidated subsidiaries. References in this Form 10-K to the “Legacy Owners” refer to the owners of OneWater LLC as they existed immediately prior to the Reorganization, including, but not limited to, certain affiliates of Goldman Sachs & Co. LLC (collectively, “Goldman”), affiliates of The Beekman Group (collectively, “Beekman”) and certain members of our management team.

Overview

We believe that we are one of the largest and fastest-growing premium recreational boat retailers in the United States with 61 stores comprising 21 dealer groups in 10 states. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, including Texas, Florida, Alabama, North Carolina, South Carolina, Georgia and Ohio which represent seven of the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 12 out of the 15 markets in which we operate. In fiscal year 2020, we sold over 10,000 new and pre-owned boats, of which we believe approximately 40% were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory, access to premium boat brands and meaningful dealer group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

The following table sets forth information about stores that were part of our operations as of September 30, 2020:

State	Number of Stores	Percent of 2020 Revenue
Florida	20	41.2%
Texas	8	16.5
Georgia	10	11.0
Alabama	8	9.1
Ohio	3	7.1
Massachusetts	3	5.6
South Carolina	4	4.1
Maryland	2	3.5
Kentucky	2	1.1
North Carolina	1	0.5
New York	0	0.3
Total	61	100.0%

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Non-boat sales were approximately 9.8% of revenue and 28.3% of gross profit in fiscal year 2020, 11.4% of revenue and 31.1% of gross profit in fiscal year 2019 and approximately 10.5% of revenue and 26.7% of gross profit in fiscal year 2018. We offer a wide array of new boats at various price points through relationships with 50 manufacturers covering 66 brands. We are currently a top-three customer for 28 of our 66 brands and the single largest customer for each of our top five highest-selling brands. While our order volume amounts to between 5% to 35% of total sales for those top five brands, no single brand accounts for more than 7% of our total sales volume. Additionally, our top brand only accounts for approximately 10% of new boat sales. Our relationships with many of our manufacturers are long-standing and have been developed over multiple decades of experience in the marine industry. We believe that the strength of our relationships combined with our scale enables us to receive among the best pricing and terms available across all of the brands and models that we carry, and we routinely evaluate the sales performance and demand for each respective brand to ensure that the economic relationship we have in place with our manufacturers optimizes our profitability.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 41 additional stores through 17 acquisitions. Our current portfolio as of September 30, 2020 consists of 21 different local and regional dealer groups. Because of this, we believe we are one of the largest and fastest-growing premium recreational boat retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

We believe that our dealer group branding strategy, which retains the name, logo and trademarks associated with each store or dealer group at the time of acquisition, significantly differentiates us from our largest competitors who employ singular, national branding strategies. We are committed to maintaining local and regional dealer group branding because we believe that the value of retaining the goodwill and long-standing customer relationships of these local businesses, many of which have been built by families over decades, far exceeds the benefits of attempting to establish a potentially unfamiliar “OneWater” national brand. In addition, preserving this established identity maintains the long term engagement of former owners because their name and reputation remain figuratively and literally “on the door.”

Summary of Financial Performance for the Fiscal Year ended September 30, 2020 and Key Metrics

We have experienced significant growth in recent periods.

•	Revenue increased 33.3% to $1,023.0 million for the fiscal year ended September 30, 2020 from $767.6 million for the fiscal year ended September 30, 2019.

•	Revenue generated from same-store sales increased 24.4% for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019.

•	Gross profit increased 36.8% to $235.5 million for the fiscal year ended September 30, 2020 from $172.1 million for the fiscal year ended September 30, 2019.

•	Operating expenses as a percentage of revenue decreased 116 basis points for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019.

•	Net income increased to $48.5 million for the fiscal year ended September 30, 2020 from $37.3 million for the fiscal year ended September 30, 2019.

•	Adjusted EBITDA increased 80.1% to $83.3 million for the fiscal year ended September 30, 2020 from $46.2 million for the fiscal year ended September 30, 2019.

For a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Non-GAAP Financial Measure.”

Our Market and Our Customer

Consumer spending on boats, engines, services, parts, accessories and related purchases reached $43.1 billion in 2019, up 3.1% from 2018, and has, on average, grown in excess of 5% annually since 2010. New powerboat sales have driven market growth and reached $11.3 billion in 2019, resulting in a 12% average annual growth rate since 2010. Of the approximately one million powerboats sold in the United States each year, 80% of total units sold (approximately 809,000) are pre-owned. Relative demand for new and late-model boats has increased in recent years in part due to the continuous evolution of boat technology and design including, but not limited to, seating configurations, power, efficiency, instrumentation and electronics, and wakesurf gates, each of which represents a material design improvement that cannot be matched by more dated boat models. We believe the increasing pace of innovation in technology and design will result in more frequent upgrade purchases and ultimately higher sales volumes of new and late-model, pre-owned boat sales. While we continue to monitor the impact of the COVID-19 pandemic on our operations, our financial position through September 30, 2020 suggests that spending in all our regions and across product lines has proven resilient as families have increasingly focused on outdoor socially distanced recreation, driving a material increase in sales.

The boat dealership market is highly fragmented and is comprised of approximately 4,300 stores nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores, however we do have other larger competitors including MarineMax and Bass Pro Shops. We believe we are one of the largest and fastest-growing premium recreational boat retailers in the United States. Despite our size, we comprise less than 2% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our store base, focus on high-margin products and services, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading boat retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

We believe that boating is a lifestyle that brings families and friends together regardless of their stage of life. Whether a person grew up in a household that owned a boat or experiences boating later in life, once a person buys their first boat they often become a boating customer for life. Our customers are typically middle to upper-middle class families who either own a house on the water or live near a body of water where they can engage in boating activities. We serve customers whose boating preferences span from general recreation and cruising to fresh and salt water fishing to watersports, including wakeboarding and wake surfing. The profile of our customers range from those in their early-to-mid 30’s who are upgrading their house, cars and lifestyle to those who have owned multiple boats and view boating as a way of life. Our inventory and product selection allow us to cater to a highly diverse customer base with price points and boat types that appeal to a broad spectrum of budgets and preferences. The boating industry’s and MarineMax’s average selling prices for a new boat were $56,000 in calendar year 2019 and $215,000 in fiscal year 2020, respectively. By comparison, our average selling price for a new boat in fiscal year 2020 was $122,000.

Our Strengths

Leading Market Position and Scale: We believe we are one of the largest and fastest-growing premium recreational boat retailers in the United States, with 61 stores across 10 states. We have a strong presence in Texas, Florida, Alabama, South Carolina, Georgia, Ohio and North Carolina with 54 stores. These markets represent seven of the top twenty states for marine retail expenditures.

Differentiated Marketing and Branding Strategy: We are committed to maintaining a local and regional dealer group branding strategy and believe that retaining the goodwill and long-standing customer relationships of dealer groups that we acquire provides significantly more value than establishing a potentially unfamiliar “OneWater” national brand across each of our stores. Preserving the existing brands enables us to retain key staff, including senior management, which reduces or eliminates our need to hire and train new people when we complete an acquisition.

Our marketing department is able to deploy highly efficient and targeted sales campaigns due to the number of customers we have served to date and the analytics we have obtained from prior transactions. Customers who buy boats commonly make ongoing purchases of parts, repair and maintenance services and storage. We proactively send marketing messages to anticipate when a customer may need additional repair and maintenance services in order for us to maximize the value of a customer and to diversify our revenue streams across all revenue categories.

Seasoned Consolidator in a Highly Fragmented Market: We have an extensive acquisition track record within the boating industry and have developed a reputation for treating sellers and their staff in an honest and fair manner. We believe our reputation and scale have positioned us as a buyer of choice for boat dealers who want to sell their businesses. To date, 100% of our acquisitions have been sourced from inbound inquiries, and the number of annual inquiries we receive has consistently increased over time. Less than 50% of the inbound leads that we receive meet our criteria but more than 90% of the stores on which we conduct diligence are ultimately acquired. Our acquisition and integration team has executed 17 acquisitions since 2014. Our acquisition team is typically able to convert the selling dealer groups’ back-office systems to our IT platform within approximately ten days, with full integration of most acquisitions completed in approximately 45 days. Our strategy is to acquire stores at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired dealer groups for less than 4.0x EBITDA on a trailing twelve months basis and believe that we will be able to continue to make attractive acquisitions within this range.

Strong Yet Flexible Relationships with Leading Boat Manufacturers: Most of our relationships with our manufacturers are long-standing with many dating back two decades or longer. We communicate with our manufacturers on a weekly basis to monitor our orders and make adjustments based on our current inventory levels and forecasted customer demand. Our contracts also exclude any requirements pertaining to mandatory capital expenditures, branding and unit pricing. Furthermore, we have flexibility to change brands, subject to territory availability, at each store based on sales performance or other factors.

We are an essential customer to many of our top manufacturers and do not believe that there is a material risk that they would stop selling boats to us in any of our markets given our scale and long-standing relationships. We were recognized as Dealer of the Year by Boating Industry in 2016 and 2017, were inducted into the Boating Industry Top 100 Hall of Fame in 2018, and have been a Top 100 dealer since 2006. Certain of our local and regional dealer groups, including Singleton Marine, have been recognized among the top dealers worldwide for Cobalt Boats, Regal Boats, Harris and Yamaha Boats, and among the top dealers in the Southeast for Malibu and Axis. Additionally, we are also the top Yamaha Jet Boat dealer by volume in the United States. We began selling Sunseeker yachts in the fourth quarter of fiscal year 2019 through one of our consignors that is the exclusive dealer for certain Sunseeker yachts in select states, including Texas, certain counties in Florida, Alabama, North Carolina, South Carolina and Georgia. From time to time, we may continue to add additional manufacturers whose products match our focus on premium recreational boats.

Diversified Revenue Streams: We offer a broad range of products and services beyond new and pre-owned boats, including repair and maintenance services, parts and accessories, F&I products and ancillary services, including storage. Although non-boat sales contributed approximately 9.8%, 11.4% and 10.5% to revenue in fiscal years 2020, 2019 and 2018, respectively, the higher gross margin on these product and service lines resulted in non-boat sales contributing 28.3%, 31.1% and 26.7% of gross profit in fiscal years 2020, 2019 and 2018, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have historically increased during periods of economic uncertainty. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. For instance, boating activity in South Florida increases during winter months, whereas freshwater boating in the Southeast, Mid-Atlantic and Northeast peaks during late-spring and summer.

Attractive Financial Profile: Since the formation of OneWater LLC in 2014, we have established a high growth financial profile driven by strong same-store sales growth and acquisitions. This growth has resulted in a high level of cash flow generation, and allows us to maintain a conservative leverage profile. Excluding inventory financing, our business requires a low level of capital with historical maintenance capital expenditures typically under 0.5% of revenue. We are focused on achieving profitable growth and have been able to achieve an increase in Adjusted EBITDA margins by growing revenue at a higher rate than operating expenses have increased.

Fiscal 2020 Revenue	Fiscal 2020 Gross Profit

Fiscal 2020 Adjusted EBITDA(1)

(1)
Adjusted EBITDA is a non-GAAP financial measure. For the definition of Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Non-GAAP Financial Measure.”

Highly Experienced Management Team: We have assembled an exceptional team of highly experienced professionals within the boating industry. The average industry tenure of our executive team is 25 years and our Chief Executive Officer, Austin Singleton, who is a second generation boat dealer, has been in the industry for 32 years. In addition, our Chief Operating Officer, Anthony Aisquith, and Chief Financial Officer, Jack Ezzell, have 25 and 18 years of industry experience, respectively.

Growth Strategy

Organic Growth Strategy: Our business model utilizes our unique scale to drive profitable same-store sales growth. We seek to gain market share by delivering high-quality products and services, with customized attributes tailored to our customers’ product specifications. Our management team and business model are extremely agile, allowing us to target sales in specific segments of the industry that are outperforming overall industry trends. Additionally, we are able to leverage our potential customer database to garner new sales. Sales growth from our existing stores is a core component of our current and future strategy. We believe non-boat sales will be a driver of our organic growth strategy in the future. We have implemented a targeted marketing strategy across our platform focused on increasing new and existing customer awareness and usage of our F&I products, repair and maintenance services, and parts and accessories products. We intend to expand our online presence and sales through a multi-phased roll out of a digital platform to engage in online new and pre-owned boat sales, as well as financing & insurance. We believe this will further advance our long-term growth opportunity, while broadening our customer base and geographic reach. Additionally, we may also develop a dealership if an attractive acquisition is not available in a market we choose to target.

Acquisition Strategy: We believe there is a tremendous opportunity for us to expand in both existing and new markets, given that the industry is highly fragmented with most boat retailers owning three or fewer stores. We seek to create value by implementing the best tested operational practices to family-owned and operated businesses that previously lacked the resources, management experience and expertise to maximize the profitability of the acquired standalone businesses. We believe that the boat retail market is underpinned by strong fundamental drivers, and that, with the implementation of operational control measures and the injection of resources, local stores can significantly increase revenues and profitability. We believe our status as a consolidator of choice is based on the expertise we have developed through completing 17 acquisitions (41 stores acquired) since the combination of Singleton Marine and Legendary Marine in 2014, our growing cash flow and financial profile, and our footprint of retailers within prime markets. Our ability to acquire additional stores or dealer groups at attractive multiples is further enhanced by our growing reputation for retaining the seller’s management team and keeping their branding and legacy intact. Accordingly, the sellers remain actively involved in the business. We typically enter into three-year employment agreements with the owners of the stores or dealer groups that we acquire at salaries commensurate with their positions, although many have remained employed with us beyond the initial term of such agreements. We believe there is significant opportunity to expand our store footprint in regions with strong boating cultures. While we have a strong presence in the Southeastern portion of the United States, there are several areas of opportunity in states adjacent to our current geographic footprint as well as states in new regions in the Midwest and Western United States. We are targeting to complete four to eight potential acquisitions that may contribute an estimated total of $100 million to $200 million in sales over the next 24 months, though we can provide no assurance as to the timing or completion of such acquisitions. As a result of our reputation in the market place, we expect our pipeline of potential acquisitions to grow over time.

Industry Trends and Market Opportunity

U.S. Recreational Boating Industry

Recreational boating is a well-established American pastime that attracts millions of people each year to the water. While Florida is the leading state for new boating sales and registrations due to its abundance of both fresh water and salt water, boating is very popular throughout the United States with Texas, Michigan, North Carolina and Minnesota representing the rest of the top five states for new marine retail expenditures. There are approximately twelve million boats registered in the United States. U.S. boat registrations have remained stable over time, and have remained above eleven million registrations since 2006. In 2019, there was one registered boat for approximately every 10 households in the United States.

In 2019, $43 billion was spent on retail boating sales which has contributed to annual growth of just under two percent since 2006. Consumer marine spending includes purchases of new and pre-owned boats; marine products such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. New boat sales and pre-owned boat sales constituted 62% and 38% of 2019 boating retail sales, respectively, based on industry data from the NMMA. The NMMA estimates that approximately 966,000 pre-owned boats were sold in 2019. Non-boat sales include aftermarket accessories (17.1% of total 2019 boating retail sales) and F&I and Ancillary Services, such as insurance, maintenance and fuel (22.6% of total 2019 boating retail sales).

Boat sales volumes are correlated with consumer confidence and the availability of consumer credit. Recent growth in spending has been driven by both an increase in units sold as well as rising average selling prices. Innovation, including updated boat configurations, hull designs, wake gates and other electronics, have contributed to shorter boat upgrade cycles which result in higher unit sales volume. Pre-owned traditional powerboat sales were approximately $9.0 billion in 2018 and have remained relatively consistent since 2006 and through economic cycles. The boat dealership market is highly fragmented with approximately 4,300 stores nationwide and the majority of retailers are owner-operated with three stores or fewer. Independent retailers typically offer a limited selection of boat brands, and they predominantly focus on new boat sales with less expertise and capacity to create a meaningful business from non-boat sales such as F&I products.

Products and Services

We offer new and pre-owned recreational boats, yachts and related marine products, including parts and accessories, with a specific focus on premium brands. We also provide boat repair and maintenance services, arrange boat financing and boat insurance and offer other ancillary services including indoor and outdoor storage, marina services, and rentals of boats and personal watercraft.

New and Pre-Owned Boat Sales

Our business focuses primarily on the sale of new and pre-owned recreational boats, including pontoon, runabout, saltwater fishing boats, wake/ski boats, and yachts. We offer products from a broad variety of manufacturers and brands without relying on any one manufacturer or brand in particular. No single brand accounted for more than 7% of our total sales volume in fiscal year 2020. We also sell pre-owned versions of the brands we offer and pre-owned boats of other brands we take as trade-ins or acquire. During fiscal year 2020, new boat sales accounted for approximately $717.1 million or 70.1% of our revenue, and pre-owned boat sales accounted for approximately $205.7 million or 20.1% of our revenue.

We offer new and pre-owned recreational boats in a broad range of market segments. We believe that the product lines and brands we offer are among the highest quality within their respective market segments, with well-established brand recognition and reputations for quality, performance, styling and innovation.

Fishing Boats. Revenue from fishing boats comprised 35% of our new boat revenue for fiscal 2020. The fishing boats we offer range from entry-level models to advanced models, such as Everglades, Pursuit, Scout and Sea Hunt, each designed for fishing and water sports in lakes, bays and off-shore waters, with cabins with limited live-aboard capability. The fishing boats we offer typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads and fresh and saltwater washdowns.

Pontoon Boats and Runabouts. Revenue from pontoon boats and runabouts comprised 37% of our new boat revenue for fiscal 2020. We offer a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs, such as Bennington, Barletta and Harris. Our runabouts, such as Cobalt, Regal and Chris-Craft, target the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. The models we offer may include amenities such as advance navigation electronics and sound systems, a variety of hull, deck, and cockpit designs that can include a swim platform, bow pulpit and raised bridges, and swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. With a variety of designs and options, the pontoon boats and runabouts we offer appeal to a broad audience of boat enthusiasts and existing customers.

Wake/Ski Boats. Revenue from wake/ski boats comprised 8% of our new boat revenue for fiscal 2020. The ski boats we offer range from entry-level models to advanced models, such as Axis and Malibu, all of which are designed to generate specific wakes for optimal skiing, surfing and wakeboarding performance and safety. With a broad range of designs and options, the ski boats we offer appeal to both competitive and recreational users.

Yachts. Revenue from yachts comprised 12% of our new boat revenue for fiscal 2020. The yachts we offer range from entry-level models to advanced models, such as Absolute, Riviera, Tiara and Sunseeker. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries, offering amenities such as flybridges with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations.

Motors, Trailers, Personal Water Crafts (“PWC”), Wholesale and Other. Revenue from motors, trailers, PWC, wholesale and other sales comprised 8% of our new boat revenue for fiscal 2020. The motors and trailers we offer range in size, horsepower, length and style dependent upon the type of boat our customers may own. We offer PWC, primarily including models from Yamaha and Sea Doo, which appeal to a broad audience of customers. Wholesale sales primarily consist of transactions with other dealers and other sales include the remaining new inventory products we offer.

F&I Products

At each of our stores, our customers have the ability to finance their new or pre-owned boat purchase, purchase a third-party extended service contract and arrange insurance covering boat property, disability, gel sealant, fabric protection and casualty insurance coverage (collectively, “F&I”). Our relationships with various national marine product lenders allow buyers to purchase retail installment contracts originated by us in accordance with existing pre-sale agreements between us and the lenders. These retail installment contracts provide us with a portion of the expected finance charges based on a variety of factors, including the buyer’s credit rating, the annual percentage rate of the contract and the lender’s then-existing minimum required annual percentage rate. These contracts are subject to repayment by us upon buyer prepayment or default within a designated time period (typically within 180 days). To the extent required by applicable state law, our dealer groups are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

We offer our customers third-party extended service contracts, which allow us to extend customers’ new boat coverage beyond the time frame or scope of the manufacturer’s standard hull and engine warranty. We also offer purchasers of pre-owned boats the ability to purchase a third-party extended service contract, even if the applicable boat is no longer covered by the manufacturer’s warranty. We also provide the related repair services, when needed by our customers, pursuant to the service contract guidelines during the contract term at no additional charge to the customer above a deductible. Generally, we receive a fee for arranging these extended service contracts and most of the required services under the contracts are provided by us and paid for by the third-party contract holder.

We also assist our customers with obtaining property and casualty insurance. Property and casualty insurance covers loss or damage to their boat. We do not act as an insurance broker or agent or issue insurance policies on behalf of insurers. We provide marketing activities and other related services to insurance companies and brokers for which we receive marketing fees. One of our strategies is to generate increased marketing fees by offering more competitive insurance products.

Fee income generated from F&I products accounted for approximately $36.8 million or 3.6% of our revenue during fiscal year 2020, $26.2 million or 3.4% of our revenue during fiscal year 2019 and approximately $16.6 million or 2.8% of our revenue for fiscal year 2018. We believe that our customers’ ability to obtain competitive, prompt and convenient financing at our stores strengthens our ability to sell new and pre-owned boats and gives us an advantage over many of our competitors, particularly our smaller competitors that lack the resources to arrange boat financing at their stores or that do not generate enough F&I product volume to attract the broad range of financing sources that are available to us.

Service, Parts & Other

We provide repair and maintenance services at most of our stores. We believe that our repair and maintenance services help strengthen our customer relationships and that our quality service and emphasis on preventative maintenance increases the quality and supply of well-maintained boats available for our pre-owned boat business. We perform both warranty and non-warranty repair services, with the cost of warranty work reimbursed by the manufacturer in accordance with the manufacturer’s warranty reimbursement program. For any warranty work we perform, most of our manufacturers reimburse a percentage of the store’s posted service labor rates, with the percentage varying depending on the store’s customer satisfaction index rating and attendance at service training courses. Certain other of our manufacturers reimburse warranty work at a fixed amount per repair. Because boat manufacturers require that warranty work be performed at authorized stores, our stores receive substantially all of the warrantied repair and maintained work required for the boats we offer. We also offer third-party extended warranty contracts, which result in a continuous demand for our repair and maintenance services for the term of the extended warranty contract. Additionally, we offer parts and accessories at our stores, primarily to retail customers to repair their current engines or other marine related parts and equipment. Our offerings include engine parts, oils, lubricants, steering and control systems, electronics, safety products, water sport accessories (such as tubes, wakeboards, surfboards, lines, and lifejackets), products relating to docking and anchoring, boat covers, trailer parts, and a complete line of other boating accessories.

At certain of our stores, we offer marina and boat rental services, which are generally recurring in nature and create additional opportunities to connect with potential buyers. We maintain a small fleet of rental boats, and, after one season, the rental boats are repurposed for pre-owned sales. Additionally, we operate 15 marina locations that provide fueling, docking and indoor and outdoor storage.

Our focus on customer service, which we believe is one of our core competitive advantages in the recreational boating industry, is critical to our efforts in creating and maintaining long-term customers. Service, parts & other accounted for approximately $63.4 million or 6.2% of our revenue during fiscal year 2020, approximately $61.7 million or 8.0% of our revenue during fiscal year 2019 and approximately $46.7 million or 7.7% of our revenue during fiscal year 2018.

Stores

We offer new and pre-owned recreational boats and other related marine products and boat services through 61 stores comprising 21 dealer groups in 10 states, including Texas, Florida, Alabama, North Carolina, South Carolina and Georgia. Each store generally includes an indoor showroom and an outside display area for our new and pre-owned boat inventories, along with a business office to facilitate F&I products and repair and maintenance services facilities.

Operations

Dealership Operations and Management

The operational management of our boat dealer groups is decentralized, with certain administrative functions centralized at the corporate level and the primary responsibility of day-to-day operations localized at the store level. Each store is managed by a general manager, often a former owner, who oversees the day-to-day operations, human resources and financial performance of that particular individual store. Typically, each store also has a staff consisting of sales representatives, an F&I manager, a service manager, a parts manager, maintenance and repair technicians and additional support personnel.

We provide employees with ongoing training, career advancement opportunities and favorable benefit packages as a part of our strategy to attract and retain high quality employees. Sales training sessions are held at various locations, including the manufacturers facilities, and cover a broad array of topics from technical product details, features and benefits, to general sales techniques. Our highly-trained professional sales teams recognize the importance of building relationships with customers, assisting them in selecting the boat that best fits their needs and making the entire sales process enjoyable, all of which are critical to our successful sales efforts. The overall focus of our training program is to provide exemplary customer service.

Members of our sales teams receive compensation on primarily a commission basis. Generally, each manager within a store receives a salary along with incentive compensation based on the performance of the managed store or their respective departments.

Sales and Marketing

Our sales strategy focuses on highlighting the joys of the boating lifestyle while also providing convenient repair and maintenance services to maintain a stress-free boating experience. Our sales strategy is built on our high levels of customer service, hassle-free sales approach, appealing store layouts, highly-trained sales teams and the ability of our sales teams to educate customers and their families on boating. We constantly aim to provide the highest levels of customer service and support before, during and after each sale.

Each of our stores offers our customers the opportunity to evaluate a variety of new and pre-owned boats in an environment that is convenient, comfortable and professional. Our stores provide a full-service purchasing process, which includes attractive F&I packages and extended third-party service agreements. We have a number of waterfront stores, most of which include marina-type facilities and docks at which we display our new and pre-owned boats. These waterfront stores and marinas are easily accessible to boating customers, operate as in-water showrooms and enable our sales team to give potential customers impromptu in-water demonstrations of our various boat models. In light of the current environment, our sales team members are providing certain customers with virtual walkthroughs of inventory and/or private, at home or on water showings. We also intend to expand our online presence and sales through a multi-phased roll out of a digital platform to engage in online new and pre-owned boat sales, as well as financing & insurance. In March 2020, we launched a new quoting tool for an internally developed customer relationship management system, which we expect to be further enhanced by the acquisition of Boatsforsale.com.

We provide customers a diverse offering of boat brands, which span across a multitude of sizes, uses and activities, including leisure, fishing, watersports, luxury and vacation. We believe this diverse offering of brands allows us to reach a broad expanse of customers and maximizes our ability to provide high quality service to each customer that walks into one of our stores.

An important part of our sales strategy is our participation in boat shows and specialized events in areas with high levels of boating activity. These shows and events help drive sales during and after the show or event and are typically held in January, February, March and toward the end of the boating season at convention centers or marinas that have been rented out by area dealers. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing target markets, including cancellation of boat shows in connection with the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations. To the extent boat shows may be delayed or cancelled, we intend to hold complementary sales events on a smaller, more personalized scale where we are able to follow stricter safety precautions and social distancing.

We focus on customer education through personalized education by our sales representatives and other professionals, before, during and after a sale through product demonstrations on the use and operation of their boat. Typically, one of our delivery professionals or the sales representative delivers the customer’s boat to the customer’s boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat.

Suppliers and Inventory Management

We purchase substantially all of our new boat inventory directly from manufacturers. Manufacturers typically allocate new boats to stores or dealer groups based on the amount of boats sold by the store or dealer group and their market share. We exchange new boats with other dealers to maintain flexibility, meet customer demand and balance inventory. We also display a select number of boats and yachts through consignment agreements, including with related parties.

We offer a wide array of new boats at various price points through relationships with 50 manufacturers covering 66 brands. We are currently a top-three customer for 28 of our 66 brands and the single largest customer for each of our top five highest-selling brands. While our order volume amounts to between 5% to 35% of total sales for those top five brands, no single brand accounts for more than 7% of our total sales volume. Additionally, our top brand only accounts for approximately 10% of new boat sales. However, sales of new boats from the top ten brands represent approximately 41.1% of our total sales volume for fiscal year 2020.

As part of our business, we enter into renewable annual dealer agreements with boat manufacturers. Provided that we are in compliance with the material obligations of such dealer agreements, they designate an exclusive geographical territory for our store to sell a particular boat brand and typically do not restrict our right to sell any other product lines or competing products.

Manufacturers generally establish suggested prices annually, but the actual sales prices remain subject to the sole discretion of the dealer, which highlights the advantage of our lack of reliance on any one manufacturer. Manufacturers typically offer discounts and increased inventory financing assistance during the manufacturers’ slow season (generally October through March). We often capitalize on these opportunities to maximize our profit margins and increase our product availability during the selling season.

We are also able to transfer boats between our stores to maintain flexibility, meet customer demand and balance inventories. This flexibility reduces delays in delivery, helps us maximize inventory turnover and assists in minimizing potential overstock or out-of-stock situations. We actively monitor our inventory levels to maintain levels appropriate to meet current anticipated market demands. We are not bound by contractual agreements governing the amount of inventory that we must purchase in any year from any manufacturer; however, the failure to purchase at agreed upon levels may result in the loss of certain manufacturer incentives or dealership rights.

Our inventory turnover ratio, which is calculated as cost of goods sold for the period divided by the average inventory over the same period, was 3.7x, 2.6x and 3.1x for fiscal years 2020, 2019 and 2018, respectively. Our comparable store new boat inventory turnover ratio, which is calculated as cost of new boats sold for the relevant fiscal year minus contributions from acquisitions made during that fiscal year, divided by the average new boat inventory over the same fiscal year without contributions from such acquisitions, was 2.4x and 2.6x for fiscal years 2019 and 2018, respectively. Our comparable store pre-owned boat inventory turnover ratio, which is calculated as cost of purchased or traded-in pre-owned boats sold for the relevant fiscal year minus contributions from acquisitions made during that fiscal year, divided by the average purchased or traded-in pre-owned boats inventory over the same fiscal year without contributions from such acquisitions, was 3.6x and 4.7x for fiscal years 2019 and 2018, respectively. We did not make any acquisitions during fiscal year 2020.

Inventory Financing

Boat and related marine manufacturers customarily provide various levels of interest assistance programs to retailers, which may include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the retailer or the financial institution depending on the arrangements the manufacturer has established. We believe that our financing arrangements with manufacturers are standard within the industry.

We are party to our Inventory Financing Facility. The interest rate for amounts outstanding under the Inventory Financing Facility is calculated using the one month LIBOR plus an applicable margin of 2.75% to 5.00% for new boats and at the new boat rate plus 0.25% for pre-owned boats. The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that underlies our Term and Revolver Credit Facility (as defined below). For additional information relating to the terms of our Inventory Financing Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements—Inventory Financing Facility.”

Customers

We are not dependent on any one customer or group of customers, and no individual customer, or together with its affiliates, contributed on an aggregate basis 10% or more to our revenues.

Seasonality

Our business, along with the entire recreational boating industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our stores in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. Over the three-year period ended September 30, 2020, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 14%, 21%, 38%, and 27%, respectively, of our average annual revenues. Every January, the onset of consumer boat and recreation shows generally marks the beginning of an increase in boat sales which allows us to begin to reduce our inventory levels and related short-term borrowings for the remainder of the fiscal year.

Our business is also sensitive to weather patterns, such as unseasonably cool weather, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, which may shorten the selling season, limit access to certain locations for boating or render boating hazardous or inconvenient, thereby curtailing customer demand for our products and services and adversely affecting our results of operations. Additionally, hurricanes and other storms may cause disruptions to our business operations or damage to our inventories and facilities. We believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area.

Environmental and Other Regulatory Issues

Our business operations, along with the entire retail recreational boating industry, are subject to numerous environmental and occupational health and safety laws and regulations that may be imposed in the United States at the federal, state and local levels. Federal agencies that implement and enforce these laws and regulations include the U.S. Environmental Protection Agency (“EPA”) and the U.S. Occupational Safety and Health Administration (“OSHA”). The more significant of these environmental and occupational health and safety laws and regulations include the following federal legal standards that currently exist in the United States, as amended from time to time:

•
the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources, including outboard marine engines, and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;

•
the Federal Water Pollution Control Act (the “Clean Water Act”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent of which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•
the Oil Pollution Act (“OPA”), which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;

•
the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;

•	the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;

•
the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and fire departments on toxic chemical uses and inventories; and

•
the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures.

Additionally, there exist state and local jurisdictions in the United States where we operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities, which requirements may impose additional, or more stringent, conditions or controls than required under federal law and that can significantly alter, delay or cancel the permitting, development, or expansion of operations or substantially increase the cost of doing business. Environmental and occupational health and safety laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental concerns such as air and water impacts or to address perceived human health or safety-related concerns, including a global or national health crisis, are expected to continue to have a considerable impact on our operations.

As with companies in the retail recreational boat industry generally, and parts and service operations in particular, our business involves the use, handling, storage and contracting for recycling or disposal of petroleum-based products and wastes, as well as other hazardous and toxic substances and wastes, including gasoline, diesel fuels, motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, and degreasing agents. Environmental and occupational health and safety laws and regulations generally impose requirements for the use, storage, management, handling, and disposal of these materials, and restrict the level of pollutants emitted into the environment, including into ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties or liabilities to third parties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Moreover, there exist environmental laws that provide for citizen suits, which allow individuals or organizations to act in the place of the government and sue operators for alleged violations of environmental law.

We are also subject to laws and regulations governing the investigation and remediation of contamination at the facilities we currently or formerly own or operate, as well as at third-party sites to which we send hazardous substances or wastes for treatment, recycling or disposal. Some environmental laws, such as CERCLA and similar state statutes impose strict joint and several liability for the entire cost of investigation or remediation of a contaminated property and for any related damages to natural resources, upon current or former site owners or operators, as well as persons who arranged for the transportation, treatment or disposal of hazardous substances. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of, or exposure to, hazardous substances at our current or former properties or off-site waste disposal sites or from the products we sell.

Additionally, certain of our stores and/or repair facilities utilize underground storage tanks (“USTs”) and aboveground storage tanks (“ASTs”), primarily for storing and dispensing petroleum-based products. The USTs and ASTs are generally subject to federal, state and local laws and regulations that require obtaining financial assurance to own or operate USTs and ASTs, testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks. Additionally, if leakage from our USTs or ASTs migrates onto the property of others, we may be liable to third parties for remediation costs, natural resource damages or other damages.

For additional information relating to environmental protection, including releases, discharges and emissions into the environment, as well as worker health and safety requirements, please see “Risk Factors— Risks Related to Our Business—Environmental and other regulatory issues may impact our operations” and “Our operations are subject to risks arising out of the threat of climate change, which could result in increased operating costs and reduced demand for the products that we and the retail recreational boat industry provide.” Historically, our environmental compliance costs have not had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations.

Product Liability

Our sale and servicing of boats and other watercraft may expose us to potential liabilities for personal injury or property damage claims relating to the use of such products. Historically, product liability claims have not materially affected our business. Our manufacturers generally maintain product liability insurance, and we maintain third-party liability insurance with respect to the sale and servicing of boats and other watercrafts, which we believe to be adequate. However, we may experience legal claims in excess of our insurance coverage, and those claims may not be covered by insurance. Furthermore, any significant claims against us, or an increase in insurance premiums resulting from excessive insurance claims, could adversely affect our business, financial performance and results of operations and result in negative publicity.

Competition

We operate in a highly competitive and fragmented environment. We face competition from businesses relating to recreational activities, which businesses compete for consumers’ leisure time and discretionary spending dollars. We face intense competition within the highly fragmented recreational boat industry for customers, quality products, boat show space and suitable store locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets could have a material adverse effect on our business, financial performance and results of operations.

We compete primarily with local boat dealers who own three or fewer stores, as well as with a limited number of larger operators, including MarineMax and Bass Pro Shops. With respect to sales of marine parts, accessories, and equipment, we compete with national specialty marine parts and accessory stores, online catalog retailers, sporting goods stores, and mass merchants. Competition within the recreational boating industry is generally based on the quality and variety of available products, the price and value of the products and services and attention to customer service. We face significant competition from our current market and will likely face significant competition in any new markets that we may enter. We also face competition from retailers in certain markets who sell boat brands, parts and engines that we do not currently carry in such markets. Additionally, a number of our competitors are large national or regional chains that have substantially more financial, marketing and other resources than us, especially with regard to those that sell boating accessories. We also face competition from private sellers of pre-owned boats and online merchants entering the resale boating industry. However, we believe that our integrated corporate infrastructure, marketing and sales capabilities, cost structure, industry expertise and customer experience enable us to compete effectively against these competitors.

Intellectual Property

We rely on a number of trade names with respect to the regional dealer groups that we have acquired, which we do not re-brand under our “OneWater” mark. We cannot give any assurance that any trade name and trademark applications that we may file in the future will be granted.

Human Capital Resources

As of November 30, 2020, we had 1,169 employees, 1,093 of whom were in store-level operations and 76 of whom were in corporate administration and management. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

Our Offices

Our principal executive offices are located at 6275 Lanier Islands Parkway, Buford, Georgia 30518, and our telephone number at that address is 678-541-6300. Our website address is www.onewatermarine.com. Information contained on our website does not constitute part of this prospectus.

Our Corporate Structure

OneWater Marine Inc. was incorporated as a Delaware corporation in April 2019 for the purpose of completing the IPO and related transactions. On February 12, 2020, in connection with the IPO, OneWater Inc. became a holding company whose sole material asset consists of units in OneWater LLC (the “OneWater LLC Units”). OneWater LLC holds all of the equity interest in One Water Assets & Operations (“OWAO” or “Opco”), which owns all of our operating assets. The remainder of the OneWater LLC Units are held by certain Legacy Owners (the “OneWater Unit Holders”).

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the business and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries, conducts its business. As a result, we consolidate the financial results of OneWater LLC and its subsidiaries and report temporary equity related to the portion of OneWater LLC Units not owned by us, which will reduce net income (loss) attributable to the holders of our Class A common stock. As of November 30, 2020, OneWater Inc. owned 72.0% of OneWater LLC.

Certain of the Legacy Owners hold one share of our Class B common stock, par value $0.01 per share (the “Class B common stock”), for each OneWater LLC Unit such person holds. Each share of Class B common stock has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our amended and restated certificate of incorporation. We do not intend to list Class B common stock on any exchange.

Under the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”), each of the holders of OneWater LLC Units (“LLC Unitholders”) has, subject to certain limitations, the right (the “Redemption Right”) to cause OneWater LLC to acquire all or a portion of its OneWater LLC Units for shares of Class A common stock of OneWater Inc. on a one-for-one basis or, at OneWater LLC’s election, an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, OneWater Inc. (instead of OneWater LLC) will have the right (the “Call Right”) to, for administrative convenience, acquire each tendered OneWater LLC Unit directly from the redeeming OneWater Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of OneWater LLC Units pursuant to the Redemption Right or the Call Right, the corresponding number of shares of Class B common stock, par value $0.01 per share, of OneWater Inc. (the “Class B common stock”) will be cancelled; Under the Registration Rights Agreement we entered into with certain of the Legacy Owners in connection with the IPO, such Legacy Owners have the right, under certain circumstances, to cause us to register the offer and resale of their shares of Class A common stock.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	We are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•
We are not required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	We are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and

•
We are not required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

We may take advantage of these provisions until September 30, 2025, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iii) the date on which we are deemed to be a “large accelerated filer,” which will occur as of the end of any fiscal year in which we (x) have an aggregate market value of our common stock held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (y) have been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a period of at least 12 months and (z) have filed at least one annual report pursuant to the Exchange Act.

We have elected to take advantage of the reduced disclosure obligations listed above in this Form 10-K, and may elect to take advantage of other reduced reporting requirements in future filings. In particular, we have elected to adopt the reduced disclosure with respect to our executive compensation disclosure. As a result of this election, the information that we provide stockholders may be different than you might get from other public companies.

The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies. Our election to use the transition periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the extended transition periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

For additional descriptions of the qualifications and other requirements applicable to emerging growth companies and certain elections that we have made due to our status as an emerging growth company, see “Risk Factors—Risks Related to Our Class A Common Stock—For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.”

Item 1A.	Risk Factors.

Investing in our Class A common stock involves risks. Before making any investment decision, you should carefully consider the information in this Form 10-K, including the risks described below, the matters addressed under “Special Note Regarding Forward-Looking Statements,” our consolidated financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Some of these risks include:

•	General economic conditions and consumer spending patterns can have a material adverse effect on our business, financial condition and results of operations.

•	The ongoing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

•
The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory, the ability and willingness of our customers to finance boat purchases and our ability to fund future acquisitions.

•	Failure to implement strategies to enhance our performance could have a material adverse effect on our business and financial condition.

•
Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired dealer groups and each dealer group we acquire in the future.

•	We are required to obtain the consent of our manufacturers prior to the acquisition of other dealer groups.

•
Our failure to successfully order and manage our inventory to reflect consumer demand and to anticipate changing consumer preferences and buying trends could have a material adverse effect on our business, financial condition and results of operations.

•
OneWater Inc. is a holding company. OneWater Inc.’s only material asset is its equity interest in OneWater LLC, and OneWater Inc. will accordingly be dependent upon distributions from OneWater LLC to pay taxes, make payments under the Tax Receivable Agreement and cover OneWater Inc.’s corporate and other overhead expenses.

•
If we experience any material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

•	The Legacy Owners own a significant amount of our voting stock, and their interests may conflict with those of our other stockholders.

•
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

Our business, financial condition and results of operations could be materially adversely affected by any of these risks or uncertainties discussed herein. The trading price of our Class A common stock could decline due to any of these risks discussed herein, and you may lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Certain statements made herein are forward-looking statements.

Risks Related to Our Business

General economic conditions and consumer spending patterns can have a material adverse effect on our business, financial condition and results of operations.

General economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit, fuel prices, levels of discretionary personal income, interest rates, periods of economic or political instability, public health crises, and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce or defer consumer spending in the markets we serve and adversely affect our business. Consumer spending, including that of high net worth individuals, on discretionary goods may also decline as a result of political uncertainty and instability, even if prevailing economic conditions are generally favorable. Economic conditions in areas in which we operate stores, particularly the Southeast and Gulf Coast regions in which we generated approximately 75%, 75% and 78% of our revenue during fiscal years 2020, 2019 and 2018, respectively, could have a major impact on our operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes or other storms, environmental conditions and specific events, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of discretionary goods. Consumer spending on discretionary goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Our business was significantly impacted during the recessionary period that began in 2007, and this period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain stores and reduced headcount. Although we have expanded our operations and increased our focus on pre-owned sales, parts and repair services and F&I products, during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could lead to oversupply and weak demand, which could materially adversely affect our business, financial condition or results of operations in the future. Any period of adverse economic conditions or low consumer confidence could have a negative effect on our business.

The ongoing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

Our business could be materially adversely affected by the widespread outbreak of a contagious disease, including the recent COVID-19 pandemic. COVID-19 has spread in many of the geographic areas in which we operate. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. These measures have affected our ability to sell and service boats, required us to temporarily close or partially close certain locations and may require additional closures in the future. Organizations and individuals are also taking additional steps to avoid or reduce infection, including limiting travel, staying home, working from home and limiting participation in certain leisure activities.

We continue to monitor federal, state and local government recommendations and have made modifications to our normal operations as a result of COVID-19. If the negative economic effects of COVID-19 continue for a prolonged period of time, it could lead to a reduction in demand for our products, which would adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of the pandemic, may also adversely affect our ability to access capital and additional liquidity. The COVID-19 pandemic may also lead to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers, and labor shortages. It is possible that an inventory shortage could also occur as a result of the COVID-19 pandemic and its effects on, among other things, operations and consumer demand. These measures are disrupting normal business operations and may have, significant negative impacts on our business in the future. While we are implementing changes to mitigate the impact of COVID-19 on our business, it is not possible, at this time, to estimate the entirety of the effect that COVID-19 will have on our business, customers, suppliers or other business partners.

While we previously announced our decision to pause our acquisition strategy due to the COVID-19 pandemic, given our financial results for the year ended September 30, 2020, we are recommencing our acquisition strategy and opportunistically evaluating future acquisitions. See “Risk Factors—Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired dealer groups and each dealer group we acquire in the future.”

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory, the ability and willingness of our customers to finance boat purchases and our ability to fund future acquisitions.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory, the ability and willingness of our customers to finance boat purchases and our ability to fund future acquisitions.

OneWater LLC and certain of its subsidiaries are parties to the Inventory Financing Facility, which consists of uncommitted inventory floorplan financing of up to $392.5 million as of September 30, 2020. The Inventory Financing Facility has a maturity date of September 28, 2021. As of September 30, 2020 and 2019, we had an aggregate of $124.0 million and $225.4 million, respectively, outstanding under the Inventory Financing Facility. We rely on the Inventory Financing Facility to purchase and maintain our inventory of boats. The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the Refinanced Credit Facility.

Effective July 22, 2020, the Company and certain of its subsidiaries terminated and repaid all indebtedness outstanding under the Term and Revolver Credit Facility in accordance with its terms and entered into the Credit Agreement (the “Refinanced Credit Facility” and together with the Inventory Financing Facility, the “Credit Facilities”) with Truist Bank as administrative agent, collateral agent, swingline lender and issuing bank, SunTrust Robinson Humphrey, Inc. and Synovus Bank as joint lead arrangers and joint bookrunners, Synovus Bank as documentation agent, and the lenders from time to time party thereto (collectively, the “Refinancing”). The Refinanced Credit Facility provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan, which was advanced in full on July 22, 2020. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on July 22, 2025. There were no borrowings outstanding under the revolving credit facility on July 22, 2020. In conjunction with the closing of the Refinanced Credit Facility, the Company paid $109.0 million, consisting of $29.0 million in cash on hand and $80.0 million in proceeds from the Refinanced Credit Facility, to fully redeem the Term and Revolver Credit Facility with Goldman Sachs Specialty Lending Group, L.P. As of September 30, 2020, we had $80.0 million outstanding under the loan and no amount outstanding under the revolving line of credit.

Our ability to borrow under the Credit Facilities depends on our ability to continue to satisfy our covenants and other obligations under the Credit Facilities. In particular, our ability to borrow under our Inventory Financing Facility depends on the ability of our manufacturers to be approved vendors under our Inventory Financing Facility. The aging of our inventory limits our borrowing capacity as defined curtailments under the Inventory Financing Facility reduce the allowable advance rate as our inventory ages. Depressed economic conditions, as a result of COVID-19 or otherwise, weak consumer spending, turmoil in the credit markets and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Credit Facilities to fund our operations. Accordingly, under such circumstances, it may be necessary for us to close stores, further reduce our expense structure, liquidate inventory below cost to free up capital, or modify the covenants with our lenders. Any inability to utilize the Credit Facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Credit Facilities or replace or supplement the Credit Facilities, which may not be possible at all or under commercially reasonable terms. As of September 30, 2020, we were in compliance with all of the covenants under our Credit Facilities and our additional available borrowings under the Credit Facilities were approximately $298.5 million in the aggregate based upon the outstanding borrowings and maximum facility amounts.

The interest rate on our Inventory Financing Facility for new boats is calculated using the one-month London InterBank Offered Rate (“LIBOR”) plus an applicable margin of 2.75% to 5.00% depending on the amount of days the boat has been in inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. These variable interest rates under our Inventory Financing Facility will fluctuate with changing market conditions and, accordingly, our interest expense will increase as interest rates rise. Accordingly, a significant increase in interest rates could have a material adverse effect on our operating results. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR after 2021. Our Inventory Financing Facility uses LIBOR as a benchmark for establishing interest rates, although we expect to negotiate new credit that will rely on an alternative interest rate method to LIBOR. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR. In addition, alternative methods to LIBOR may not yet have been established by the end of December 2021, and the impact of such alternative methods may be impossible or impracticable to determine. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time.

Similarly, decreases in the availability of credit and increases in the cost of credit could adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. For example, tight credit conditions during each fiscal year beginning with fiscal year 2008 and continuing through fiscal year 2011 adversely affected the ability of customers to finance boat purchases, which had a negative effect on our operating results.

Failure to implement strategies to enhance our performance could have a material adverse effect on our business and financial condition.

We are increasing our efforts to grow our repair and maintenance services, parts and accessories, and financing and insurance businesses to better serve our customers and thereby increase revenue and improve profitability as a result of these comparatively higher margin businesses. These efforts are designed to increase our revenue and reduce our dependence on the sale of new and pre-owned boats. In addition, we are pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealer groups and related operations and improving their performance and profitability through the implementation of our operating strategies. These business initiatives have required, and will continue to require, us to add personnel, invest capital, enter businesses or geographic regions in which we do not have extensive experience and encounter substantial competition. As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off such investments if not successful.

Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired dealer groups and each dealer group we acquire in the future.

Since the beginning of fiscal year 2016, we have acquired 14 recreational boat dealer groups. Additionally, we actively evaluate and pursue acquisitions on an ongoing basis, and our pipeline of potential acquisitions over the next 24 months currently includes four to eight dealer groups. Each acquired dealer group operated independently prior to our acquisition. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealer groups, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our stores. We may not be able to oversee the combined entity efficiently, realize anticipated synergies or effectively implement our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to successfully pursue our acquisition strategies or effectively operate the combined entity could have a material adverse effect on our rate of growth and operating performance.

We are required to obtain the consent of our manufacturers prior to the acquisition of other dealer groups.

In determining whether to approve acquisitions, manufacturers may consider many factors, including our financial condition and ownership structure. Manufacturers may also impose conditions on granting their approvals for acquisitions, including a limitation on the number of their dealers that we may acquire. Our ability to meet manufacturers’ requirements for approving future acquisitions will have a direct bearing on our ability to complete acquisitions and effect our growth strategy. There can be no assurance that a manufacturer will not terminate its dealer agreement, refuse to renew its dealer agreement, refuse to approve future acquisitions or take other action that could have a material adverse effect on our acquisition program.

Our growth strategy also entails expanding our product lines and geographic scope by obtaining additional distribution rights from our existing and new manufacturers. We may not be able to secure additional distribution rights or obtain suitable alternative sources of supply if we are unable to obtain such distribution rights. The inability to expand our product lines and geographic scope by obtaining additional distribution rights could have a material adverse effect on the growth and profitability of our business.

Boat manufacturers exercise control over our business.

We depend on our dealer agreements, which generally provide for renewable, one-year terms. Through dealer agreements, boat manufacturers exercise control over their dealers, restrict them to specified locations and retain approval rights over changes in management and ownership, among other things. The continuation of our dealer agreements with most manufacturers depends upon, among other things, our achieving stated performance goals for customer satisfaction ratings and market share penetration in the market served by the applicable dealer group. Failure to meet performance goals and other conditions set forth in any existing or new dealer agreement could have various consequences, including the following:

•	the termination or nonrenewal of the dealer agreement;

•	the imposition of additional conditions in subsequent dealer agreements;

•	limitations on boat inventory allocations;

•	reductions in reimbursement rates for warranty work performed by the dealer;

•	loss of certain manufacturer-to-dealer incentives;

•	denial of approval of future acquisitions; or

•	the loss of exclusive rights to sell in the geographic territory.

These events could have a material adverse effect on our product availability, competitive position and financial performance.

The failure to receive rebates and other manufacturer incentives on inventory purchases or retail sales could substantially reduce our margins.

We rely on manufacturers’ programs that provide incentives for dealers to purchase and sell particular boat makes and models or for consumers to buy particular boat makes or models. Any eliminations, reductions, limitations or other changes relating to rebate or incentive programs that have the effect of reducing the benefits we receive, whether relating to the ability of manufacturers to pay or our ability to qualify for such incentive programs, could increase the effective cost of our boat purchases, reduce our margins and competitive position and have a material adverse effect on our financial performance.

Increases in fuel prices may adversely affect our business.

All of the recreational boats we sell are powered by gasoline or diesel engines. Consequently, a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. Increases in fuel prices (such as those that occurred during 2008) negatively impact boat sales. The price of or tax on fuels may significantly increase in the future, adversely affecting our business.

Our sales may be adversely affected by a material increase in interest rates and adverse changes in fiscal policy or credit market conditions.

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates. Such interest rates are driven by the policies of the Federal Reserve System. Although interest rates generally increased in 2018 and decreased in 2019 and 2020 (to date), there can be no assurance as to what actions the Federal Reserve System will take in the future. Any change in interest rates or the market expectation of such change may result in significantly higher long-term interest rates.

Given that we sell products that are often financed, a material increase in interest rates and adverse changes in fiscal policy or credit market conditions may negatively impact our customers’ ability or desire to purchase our products. In addition, such an increase or adverse change could reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness or negatively impact the market price of our common stock.

The availability of boat insurance is critical to our success.

The ability of our customers to secure reasonably affordable boat insurance that is satisfactory to lenders that finance our customers’ purchases is critical to our success. Historically, affordable boat insurance has been available. However, as a severe storm approaches land, insurance providers cease underwriting until the storm passes. This loss of insurance prevents or delays lenders from lending. As a result, sales of boats can be temporarily halted making our revenue difficult to predict and causing sales to be delayed or potentially cancelled. Any difficulty of customers to obtain affordable boat insurance could impede boat sales and adversely affect our business.

Other recreational activities, poor industry perception, real or perceived human health or safety risks, changing consumer attitudes and environmental conditions can adversely affect the levels of boat purchases.

Other recreational activities, poor industry perception, real or perceived human health or safety risks, changing consumer attitudes and environmental conditions can adversely affect the levels of boat purchases. Demand for our products can be adversely affected by competition from other activities that occupy consumers’ time, including other forms of recreation as well as religious, cultural and community activities. In addition, real or perceived human health or safety risks from engaging in outdoor activities generally or boating activities specifically could deter consumers from purchasing our products. Local environmental conditions in the areas in which we operate stores could also adversely affect the levels of boat purchases, including adverse weather conditions or natural disasters. Changing trends and attitudes toward large discretionary purchases on the part of younger consumers in particular, who may prefer to share or borrow a boat rather than incur the expense of ownership, may impact our future sales. Further, as a seller of high-end consumer products, we must compete for discretionary spending with a wide variety of other recreational activities and consumer purchases. In addition, perceived hassles of boat ownership and customer service and customer education throughout the retail boat industry, which has traditionally been perceived to be relatively poor, represent impediments to boat purchases.

Unforeseen expenses, difficulties and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

Our growth strategy of acquiring additional recreational boat dealer groups involves significant risks. This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses (including potential environmental legacy liabilities due to spills or other releases of regulated substances on or under real properties or resulting from a failure to comply with laws and regulations), difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in expected returns required by our acquisition criteria to be in the best interest of stockholders or bondholders. Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive dealer groups that best align with our culture and focus on customer service. In addition, we may encounter difficulties in integrating the operations of acquired dealer groups with our own operations, in retaining employees, in retaining and maintaining relationships with customers, suppliers or other business contacts, and in managing acquired dealer groups profitably without substantial costs, delays or other operational or financial problems. As part of our growth strategy, we generally retain existing key staff, including senior management, when we complete an acquisition. There can be no assurance that we will be able to retain dealer groups’ key staff, including senior management, when we complete an acquisition in the future and failure to do so could adversely affect our businesses.

We may issue common or preferred stock and incur substantial indebtedness in making future acquisitions. The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

Our ability to continue to grow through the acquisition of additional dealer groups will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities;

•	the availability of cash on hand, borrowed funds, common stock with a sufficient market price or other sources of financing to complete the acquisitions;

•	the ability to obtain any requisite manufacturer, governmental or other required approvals;

•	the ability to obtain approval of our lenders under our current credit agreements; and

•	the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealer groups regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer group for a designated price during a specific time period, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

Our success depends to a significant extent on our manufacturers, and the loss of certain manufacturers could have an adverse effect on our business, financial condition, and results of operations.

We depend on our manufacturers for the sale of new boats. Sales of new boats from our top ten brands represents approximately 41.1%, 40.4% and 40.0% of total sales for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, making them major suppliers of our company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt and Pursuit, accounted for 16.2%, 15.9% and 13.4% of our consolidated revenue for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. Any adverse change in the reputation, product development efforts, technological advancement, expansion of manufacturing capabilities, supply chain and third-party suppliers and financial condition of our manufacturers and their respective brands, would have a substantial adverse impact on our business. Any difficulties encountered by our manufacturers resulting from economic, financial, or other factors could also adversely affect the quality and amount of new boats and products that they are able to supply to us and the services and support they provide to us.

Additionally, any interruption or discontinuance of the operations of our manufacturers, including due to the COVID-19 pandemic or bankruptcy or insolvency, could also cause us to experience shortfalls, disruptions, or delays with respect to new boats and inventory. We also enter into renewable annual dealer agreements with manufacturers, and there is no guarantee that we will be able to renew such dealer agreements in the future. We may not be able to easily replace the loss of certain manufacturers or brands, including at the necessary quantity, quality or price, and the loss of certain manufacturers or brands may therefore have an adverse material effect on our business, results of operations and financial condition.

Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing and structure of future acquisitions and our working capital and general corporate needs.

If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our common stock for acquisitions will depend on the market value of our common stock and the willingness of potential sellers to accept our common stock as full or partial consideration. Our inability to use our common stock as consideration, to generate cash from operations or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements contain financial covenants and other restrictions with which we must comply, including limitations on the incurrence of additional indebtedness. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations. For additional information relating to our credit arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements” in this Form 10-K.

Our internal growth and operating strategies of opening new stores and offering new products involve risk.

In addition to pursuing growth by acquiring boat dealer groups, we intend to continue to pursue a strategy of growth through opening new stores and offering new products in our existing and new territories. Accomplishing these goals for expansion will depend upon a number of factors, including the following:

•	our ability to identify new markets in which we can obtain distribution rights to sell our existing or additional product lines;

•	our ability to lease or construct suitable facilities at a reasonable cost in existing or new markets;

•	our ability to hire, train and retain qualified personnel;

•	the timely and effective integration of new stores into existing operations;

•	our ability to achieve adequate market penetration at favorable operating margins without the acquisition of existing dealer groups; and

•	our financial resources.

Our dealer agreements require manufacturer consent to open or change store locations that sell certain products. We may not be able to open and operate new store locations or introduce new product lines on a timely or profitable basis. Moreover, the costs associated with opening new store locations or introducing new product lines may adversely affect our profitability.

As a result of these growth strategies, we expect to continue to expend significant time and effort in opening and acquiring new store locations, improving existing store locations in our current markets, and introducing new products. Our systems, procedures, controls, and financial resources may not be adequate to support expanding operations. The inability to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our planned growth also will impose significant added responsibilities on members of senior management and require us to identify, recruit, and integrate additional senior level managers. We may not be able to identify, hire or train suitable additions to management.

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets.

Over the three-year period ended September 30, 2020, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 14%, 21%, 38% and 27%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our stores in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. We also have various stores in the Northeast and Midwest region of the United States, which typically experience colder temperatures in the winter months. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, our operations could be substantially more seasonal if we acquire additional dealer groups that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months. Additionally, due to the COVID-19 pandemic, our seasonal trends may also change as a result of, among other things, store closures, disruptions to the supply chain and inventory availability, manufacturer delays, and cancellation of boat shows.

Our failure to successfully order and manage our inventory to reflect consumer demand and to anticipate changing consumer preferences and buying trends could have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. Our products appeal to consumers across a number of states who are, or could become, boat owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order product several months in advance, although such orders are not binding until the merchandise is delivered to our stores. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of product to satisfy consumer demand or sales orders or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.

Weather, natural disasters, adverse climate changes and other environmental conditions may adversely impact our business and may not be adequately covered by our insurance.

Weather and environmental conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, excessive rain, tropical storms and hurricanes, natural disasters and adverse climate changes, as well as other environmental conditions occurring on land or in the Gulf of Mexico and Atlantic Ocean, may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. Such conditions may also result in physical damage to or closure of one or more of our facilities, inadequate work force in our markets, and disruption or reduction in the availability of products at our stores. Concerns regarding global changes in climate could also adversely affect the levels of boat purchases. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Many of our stores sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use.

In addition, tropical storms or hurricanes, tornadoes, fires, floods and other natural disasters could result in the disruption of our operations and/or supply chain, including boat deliveries from manufacturers, or damage to our boat inventories and facilities as has been the case when the Southeast and Gulf Coast regions and other markets have been affected by hurricanes. Additionally, severe weather or other natural disasters could damage our on-site inventory at our stores or cause serious disruptions in the operations of our stores. We maintain hurricane and casualty insurance, subject to deductibles. While we traditionally maintain property and casualty insurance coverage for damage caused by severe weather or other natural disasters, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result of severe weather or other natural disasters.

We depend on our ability to attract and retain customers.

Our future success depends in large part upon our ability to attract and retain customers for our boat sales, repair and maintenance services, parts and accessories and F&I products. The extent to which we achieve growth in our customer base and retain existing customers materially influences our profitability. Any number of factors could affect our ability to grow and maintain our customer base. These factors include consumer preferences, the frequency with which customers utilize our products, repair and maintenance services and F&I products, general economic conditions, our ability to maintain our store locations, weather conditions, the availability of alternative services, protection plans, products and resources, significant increases in gasoline prices, the disposable income of consumers available for discretionary expenditures and the external perception of our brands. Any significant decline in our customer base, the growth of our customer base or the usage of our services, protection plans or products by our customers could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition.

We operate in a highly competitive and fragmented environment. In addition to facing competition generally from recreation businesses seeking to attract consumers’ leisure time and discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, quality products, boat show space and suitable store locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets, including cancellations of boat shows in connection with the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.

We compete primarily with local boat dealers who own three or fewer stores, as well as with a limited number of larger operators, including MarineMax and Bass Pro Shops. With respect to sales of marine parts, accessories, and equipment, we compete with national specialty marine parts and accessory stores, online catalog retailers, sporting goods stores, and mass merchants. Competition among boat dealers is based primarily on the quality of available products, the price and value of the products, and attention to customer service. There is significant competition both within markets we currently serve and in new markets that we may enter. We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market. In addition, several of our competitors, especially those selling marine equipment and accessories, are large national or regional chains that have substantial financial, marketing, and other resources. Private sales of pre-owned boats represent an additional source of competition.

Additional competitors, including boat clubs, may enter the businesses in which we currently operate or intend to expand. In particular, an increase in the number of aggregator and price comparison sites for our products may negatively impact our sales of these products. If any of our competitors successfully provides a broader, more efficient or attractive combination of services, protection plans, products and resources to our target customers, our business results could be materially adversely affected. Our inability to compete effectively with existing or potential competitors could have a material adverse effect on our business, financial condition and results of operations.

Due to various matters, including environmental concerns, permitting and zoning requirements, and competition for waterfront real estate, some markets in the United States have experienced an increased waiting list for marina and storage availability. In general, the markets in which we currently operate are not experiencing any unusual difficulties. However, marine retail activity could be adversely affected in markets that do not have sufficient marine and storage availability to satisfy demand.

A significant amount of our boat sales are from the Southeast and Gulf Coast regions.

Economic conditions, weather and environmental conditions, competition, market conditions and any other adverse conditions impacting the Southeast and Gulf Coast regions of the United States, in which we generated approximately 75%, 75% and 78% of our revenue during fiscal years 2020, 2019 and 2018, respectively, could have a major impact on our operations.

We depend on income from financing, insurance and extended service contracts.

A portion of our income results from referral fees derived from the placement or marketing of various F&I products, consisting of customer financing, insurance products and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts.

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current interest rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees. Laws or regulations may be enacted nationally or locally which could result in fees from lenders being eliminated or reduced, materially impacting our operating results. If customer financing becomes more difficult to secure, it may adversely impact our business.

Changes, including the lengthening of manufacturer warranties, may reduce our ability to offer and sell extended service contracts which may have a material adverse impact on our ability to sell F&I products. Moreover, these products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect our business, results of operations and financial condition.

The Dodd-Frank Act established a consumer financial protection bureau with broad regulatory powers. Although boat dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of boat dealers through its regulation of other financial institutions which provide such financing to our customers.

The reduction of profit margins on sales of F&I products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.

Our operations are dependent upon key personnel and team members.

Our success depends, in large part, upon our ability to attract, train, and retain qualified team members and executive officers, as well as the continuing efforts and abilities of team members and executive officers. Although we have employment agreements with certain of our executive officers and management succession plans, we cannot ensure that these or other executive personnel and team members will remain with us, or that our succession planning will adequately mitigate the risk associated with key personnel transitions. Expanding our operations may require us to add additional executive personnel and team members in the future. As a result of our decentralized operating strategy, we also rely on the management teams of our dealer groups. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future. The loss of the services of one or more key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business. Additionally, our ability to manage our personnel costs and operating expenses is subject to external factors such as unemployment levels, prevailing wage rates, healthcare and other benefit costs, changing demographics and our reputation and relevance within the labor markets where we are located. Increases in the prevailing wage rates due to competitive market pressures or other factors could increase our personnel costs and operating expenses and have a material adverse effect on our business.

Manufacturer recall campaigns could adversely affect our business.

Manufacturer recall campaigns could adversely affect our new and pre-owned boat sales or customer residual trade-in valuations, could cause us to temporarily remove vehicles from our inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled boats, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The products we sell or service may expose us to potential liability for personal injury, product liability or property damage claims relating to the use of those products.

Manufacturers of the products we sell generally maintain product liability insurance. We maintain third-party liability insurance with respect to the sale and servicing of boats and other watercrafts but do not maintain product liability insurance. We may therefore experience claims that are not covered by our insurance coverage. While we have not experienced material losses related to product liability, personal injury or property damage claims in the past, we could be exposed to such claims or losses in the future. The institution of any significant claims against us could subject us to damages, result in higher insurance costs and harm our business reputation with potential customers.

If we cannot dispose of pre-owned boats acquired through our trade-in or direct purchase processes at prices that allow us to recover its costs, our profitability will be adversely affected.

The resale values of any pre-owned boats that we acquire through trade-ins or direct purchase may be lower than our estimates, which are based on expected retail sales prices. If the resale value of the pre-owned boats we acquire is lower than our estimates and/or we are not able to resell them timely or at all, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, certain pre-owned boats or other vehicles that we acquire through trade-ins may fail to meet our retail quality standards. Instead, we sell these units through a wholesale process. If the prices that we receive for our pre-owned boats sold in this process are not sufficient to cover the prices paid or credit given at trade-in for such pre-owned boats, it could have a material adverse effect on our business, results of operations and financial condition.

Adverse federal or state tax policies could have a negative effect on us.

Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, increases in prevailing tax rates, and removal of certain interest deductions, may influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992, the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in 1988 to a low of $10.3 billion in 1992. Any increase in tax rates, including those on capital gains and dividends, particularly those on high-income taxpayers, could adversely affect our boat sales.

Environmental and other regulatory issues may impact our operations.

Our operations are subject to stringent federal, state and local laws and regulations governing such matters as finance and insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, releases, discharges and emissions into the environment as well as environmental protection, human health and safety, and employment practices, including wage and hour and anti-discrimination legal requirements. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits, licenses and other governmental approvals to conduct regulated activities, including the operation of recreational boats, restricting the manner in which we use, handle, store, recycle and dispose of our wastes, responding to and taking corrective action with respect to any releases, discharges or emissions of regulated substances, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific human health and safety criteria addressing worker protection, and imposing liabilities for pollution or inappropriate payment or treatment of our workers with respect to our operations. The failure to satisfy those and other legal requirements could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure to comply with those and other legal requirements, or with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of sanctions including monetary penalties, changes to our processes, or a suspension or cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business, results of operations and financial condition.

Numerous governmental agencies, including OSHA, the EPA and similar federal agencies as well as analogous state and local agencies regulate and maintain enforcement authority over the operation of our stores, repair facilities, and other operations, with respect to matters such as consumer protection, human safety and environmental protection, including any contamination of or releases into ambient air, surficial and subsurface soils, surface water and groundwater. Marine engine manufacturers are subject to emissions standards imposed under the CAA, and the EPA has enacted a number of legal requirements imposing more stringent emissions standards for two-cycle, gasoline outboard marine engines. It is possible that regulatory bodies such as the EPA may impose more stringent emissions standards in the future for marine engines, including with respect to recreational use. Any increased costs of those manufacturers producing engines resulting from current or future EPA standards could be passed on to dealers in the retail recreational boat industry, such as ourselves, or could result in the inability of, or potential unforeseen delays by, these manufacturers to manufacture and make timely delivery of recreational boats to such dealers, which developments could have a material adverse effect on our business, results of operations and financial condition.

As with companies in the retail recreational boat industry generally, and parts and service operations in particular, our business involves the use, handling, storage, and contracting for recycling or disposal of waste materials, including hazardous or toxic substances and wastes as well as environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Laws and regulations regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Additionally, certain of our stores and/or repair facilities utilize USTs and ASTs, primarily for storing and dispensing petroleum-based products. Storage tanks in the United States are generally subject to financial responsibility requirements and testing, containment, upgrading and removal requirements under the RCRA, and its state law counterparts, as well as federal, state and local legal standards relating to investigation and remediation of contaminated soils, surface water and groundwater resulting from leaking tanks and associated inground lifts. We also may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated tanks migrates onto the property of others.

Certain of our stores and/or repair facility properties have been operated by third parties whose use, handling and disposal of petroleum-based products or wastes were not under our control. We are subject to regulation by federal, state, and local authorities establishing investigatory, remedial, human health and environmental quality standards and imposing liability related thereto, which liabilities may include sanctions, including monetary penalties for violations of those standards.

We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, CERCLA, also known as the Superfund law, and analogous state laws, impose strict joint and several liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.

A majority of states have adopted Superfund laws comparable to and, in some cases, more stringent than CERCLA. If we were to be found to be a responsible party under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination as well as for natural resource damages. In addition, claims alleging personal injury or property damage may be brought against us as a result of alleged exposure to hazardous substances resulting from our operations. Moreover, certain of our stores are located on waterways that are subject to federal laws, including the Clean Water Act and the OPA, as well as analogous state laws regulating navigable waters, oil pollution (including prevention and cleanup of the same), adverse impacts to fish and wildlife, and other matters. For example, under the OPA, owners and operators of vessels and onshore facilities may be subject to liability for removal costs and damages arising from an oil spill in waters of the United States.

We could be required to conduct remediation in the future in accordance with applicable state and federal standards in the cleanup of petroleum hydrocarbons or other substances or wastes released on, under or from properties owned or leased by us, including some of our properties that were previously used as gasoline service stations. For example, we are performing soil and groundwater monitoring activities as required by applicable state and federal standards. We may also be required in the future to remove USTs, ASTs and inground lifts containing petroleum-based products and hazardous or toxic substances or wastes should they represent a risk of release or threatened release into the environment. Historically, our costs of compliance with these investigatory, remedial and monitoring requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, results of operation and financial condition. We also may have additional storage tank liability insurance and other insurance coverage with respect to pollution-related liabilities where available, but such coverages may be insufficient to address such liabilities. Environmental laws and regulations are comprehensive and subject to frequent change. Compliance with amended, new, or more stringent laws or regulations, more strict interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

Additionally, certain states have imposed legal requirements or are considering the imposition of such requirements that would obligate buyers and/or operators of recreational boats to obtain a license in order to operate such boats. These requirements could discourage potential buyers of recreational boats, thereby limiting future sales and adversely affecting our business, financial condition, and results of operations.

Furthermore, the Patient Protection and Affordable Care Act increased our annual employee health care costs that we fund, and significantly increased our cost of compliance and compliance risk related to offering health care benefits.

Moreover, adverse changes in labor policy could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and adversely affect our business, results of operations and financial condition.

Our operations are subject to risks arising out of the threat of climate change, which could result in increased operating costs and reduced demand for the products that we and the retail recreational boat industry provide.

The threat of climate change continues to attract considerable attention in the United States and foreign countries.  As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs and eliminate future GHG emissions. Governmental and public concern arising from GHG emissions has resulted in increasing regulatory, political, financial and litigation risks in the United States and globally that target predominantly fossil fuel-related energy entities or their operations, which may have indirect adverse effects on other companies or industries, such as the retail recreational boat industry, for example, whose services or products generate GHGs or rely upon motor fuels refined from fossil fuels, which effects could be material.

In the United States, no comprehensive federal climate change legislation has been implemented; however, with the election of Joe Biden as President in the November 3, 2020 general elections, there likely will be renewed interest in such legislation, the adoption of which could well depend on whether the Senate has a Democratic Party majority following the run-off elections of two Senators in Georgia in January 2021. Moreover, because the U.S. Supreme Court has held that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish various requirements for monitoring and limiting certain GHG emissions and, with the election of President-Elect Biden, the EPA could develop and adopt additional GHG restrictions.  Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions.  At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals.  Although the United States under the Trump Administration has announced its withdrawal from such agreement, effective November 4, 2020, President-Elect Biden has stated his intention to recommit the United States to the Paris Agreement, with the earliest date of rejoining being February 19, 2021.  Were the United States to rejoin the Paris Agreement, then there exists the possibility of executive orders being issued or federal legislation or regulatory initiatives being adopted that could result in further restrictions on fossil fuels and have a further indirect adverse effect on the demand for our and the retail recreational boat industry products.

Litigation risks, including lawsuits against fossil-fuel energy companies arising from the production and use of fossil fuels that contribute to global warming effects, such as rising sea levels, and financial risks for such entities as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors further exacerbate the potential for these indirect adverse effects.  Moreover, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, and tidal) could also reduce demand for fossil fuels and therefore for our boating products, which would lead to a reduction in our revenues.  Finally, increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, the occurrence of which could result in increased operating costs and limitations on the availability of our and the retail recreational boating industry’s boating products.

Our sales of boats produced by certain foreign manufacturers expose us to international political, economic, and other risks.

Our sales of boats produced by Absolute S.p.A. in Italy; Prestige, a division of Beneteau S.A., in France; Riviera Australia Pty. Ltd. in Australia; and Sunseeker International in the United Kingdom, as well as any other non-U.S. manufacturer whose products we may sell in the future, expose us to international political, economic and other risks. We also import certain boat components from international suppliers which could further our exposure to such international risks. Protectionist trade legislation in the United States, the European Union, and other countries, such as changes in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import boats or boat components from these foreign suppliers under economically favorable terms and conditions.

There have been recent changes, and future, additional changes may occur, to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new tariffs, trade embargoes, government sanctions or trade barriers. Any of these restrictions could prevent or make it difficult or more costly for us to import boats and boat components from foreign suppliers under economically favorable terms and conditions. Increased tariffs could require us to increase our prices which likely could decrease demand for our products. In addition, other countries may limit their trade with the United States or retaliate through their own restrictions and/or increased tariffs which would affect our ability to export products and therefore adversely affect our sales.

Our foreign purchase of boats and boat components creates a number of logistical and communications challenges. The economic, political and other risks we face resulting from these foreign purchases include the following:

•	compliance with U.S. and local laws and regulatory requirements as well as changes in those laws and requirements;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	limitations on imports and exports;

•	foreign exchange rate fluctuations;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	maintenance of quality standards;

•	unexpected changes in regulatory requirements;

•	differing labor regulations;

•	potentially adverse tax consequences;

•	possible employee turnover or labor unrest;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability.

If we establish an online marketplace, a failure in such online operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.

Consumers are increasingly embracing shopping online and through mobile commerce applications. We purchased the website domain name “Boatsforsale.com” as part of our multi-phased roll-out of an online marketplace for new and pre-owned boat sales. However, consumer preferences and e-commerce buying trends could change, and we may be vulnerable to additional risks and uncertainties associated with online sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Should we establish an online platform, our failure to successfully respond to these risks and uncertainties could reduce our online sales, increase our costs, diminish our growth prospects and damage our brands, which could negatively impact our results of operations and stock price. In addition, there is no guarantee that we will be able to successfully start or expand our online platform. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which could place us at a competitive disadvantage. If we are unable to establish and expand our online platform, our growth plans could suffer, and the price of our common stock could decline.

We may be unable to enforce our intellectual property rights and we may be accused of infringing the intellectual property rights of third parties, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on a number of trade names with respect to the dealer groups that we have acquired, which we do not re-brand under our “OneWater” mark. If any of our current trade names or any trademarks that we may own in the future become generic or if third parties adopt marks similar to our marks, our ability to differentiate our dealer groups may be adversely affected, we could lose brand recognition and be forced to devote additional resources to advertising and marketing for our dealer groups. From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful.

Other parties also may claim that we infringe their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. These claims could have a material adverse effect on our business, results of operations and financial condition.

Changes in the assumptions used to calculate our acquisition related contingent consideration liabilities could have a material adverse impact on our financial results.

Some of our acquisitions have included, and future acquisitions may include, contingent consideration liabilities relating to payments based on the future performance of the operations acquired. Under generally accepted accounting principles, we are required to estimate the fair value of any contingent consideration. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments. Changes in business conditions or other events could materially change the projection of future earnings used in the fair value calculations of contingent consideration liabilities. We reassess the fair value quarterly, and increases or decreases based on the actual or expected future performance of the acquired operations will be recorded in our results of operations. These quarterly adjustments could have a material effect on our results of operations.

An impairment in the carrying value of long-lived assets, goodwill and identifiable intangible assets could negatively impact our financial results and net worth.

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2020, we have approximately $18.4 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

Additionally, our goodwill and identifiable intangible assets are recorded at fair value at the time of acquisition and is not amortized, but reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding industry conditions, our future financial performance, and other factors. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill. While we do not believe there is currently a reasonable likelihood that there will be a change in the judgments and assumptions used in our assessments of goodwill and long-lived assets which would result in a material effect on our operating results, we cannot predict whether events or circumstances will change in the future that could result in non-cash impairment charges that could adversely impact our financial results and net worth.

Our same-store sales may fluctuate and may not be a meaningful indicator of future performance.

Our same-store sales may vary from quarter to quarter. A number of factors have historically affected, and will continue to affect, our same-store sales results, including:

•	changes or anticipated changes to regulations related to some of the products we sell;

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to local and regional trends and customer preferences;

•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

•	competition in the regional market of a store;

•	atypical weather patterns;

•	changes in our product mix;

•	changes in sales of services; and

•	changes in pricing and average unit sales.

An unanticipated decline in revenues or same-store sales may cause the price of our Class A common stock to fluctuate significantly.

We primarily lease our stores. If we are unable to maintain those leases or locate alternative sites for our stores in our target markets and on terms that are acceptable to us, our revenues and profitability could be adversely affected.

We currently lease 60 of the real properties where we have retail operations. Most stores operate under long-term leases with an initial term of 10 years and renewal options for an additional 10 years. Additionally, we have entered into dealership leases with certain of the Legacy Owners for which we incurred $2.0 million, $1.9 million and $1.8 million in lease expense in the fiscal years ended September 30, 2020, 2019 and 2018, respectively. There can be no assurance that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Class A Common Stock

OneWater Inc. is a holding company. OneWater Inc.’s only material asset is its equity interest in OneWater LLC, and OneWater Inc. is accordingly dependent upon distributions from OneWater LLC to pay taxes, make payments under the Tax Receivable Agreement and cover OneWater Inc.’s corporate and other overhead expenses.

OneWater Inc. is a holding company and has no material assets other than its equity interest in OneWater LLC. OneWater Inc. has no independent means of generating revenue. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt instruments, the OneWater LLC Agreement requires OneWater LLC to make pro rata cash distributions to OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash and in the event that payments under the Tax Receivable Agreement are accelerated, where applicable, we generally expect to fund such accelerated payment out of the proceeds of the change of control transaction giving rise to such acceleration. When OneWater LLC makes distributions, the OneWater Unit Holders are entitled to receive proportionate distributions based on their interests in OneWater LLC at the time of such distribution. In addition, the OneWater LLC Agreement requires OneWater LLC to make non-pro rata payments to OneWater Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the OneWater LLC Agreement. To the extent that OneWater Inc. needs funds and OneWater LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

Moreover, because OneWater Inc. has no independent means of generating revenue, OneWater Inc.’s ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of OneWater LLC to make distributions to OneWater Inc. in an amount sufficient to cover OneWater Inc.’s tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of OneWater LLC’s subsidiaries to make distributions to it. The ability of OneWater LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions is subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by OneWater LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that OneWater Inc. is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are required to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the U.S. Securities and Exchange Commission (“SEC”) and the requirements of The Nasdaq Stock Market (“Nasdaq”), with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses. We are required to:

•	maintain a comprehensive compliance function;

•	comply with rules promulgated by Nasdaq;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	accurately implement and interpret GAAP;

•	comply with certain internal policies, such as those relating to insider trading; and

•	involve and retain to a greater degree outside counsel and accountants in the above activities.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Additionally, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the fiscal year ending September 30, 2025. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

In addition, we expect that being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we experience any material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result of being a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning in the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We continue to take additional steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process, we may be unable to conclude that our internal controls are effective. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Controls and Procedures.”

Additionally, when we cease to be an “emerging growth company” under the federal securities laws, our independent registered public accounting firm may be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline.

An active, liquid and orderly trading market for our Class A common stock may not develop or be maintained, and our stock price may be volatile.

Although our Class A common stock is listed on Nasdaq, we do not know how liquid that market might be at any point in time. You may not be able to resell your Class A common stock at or above the price at which you purchased it. Additionally, lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations and volatility in the market price of the Class A common stock and limit the number of investors who are able to buy the Class A common stock.

The market price of our Class A common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Class A common stock, you could lose a substantial part or all of your investment in our Class A common stock. You may not be able to sell shares of our Class A common stock at prices equal to or greater than the price paid by you.

The following factors could affect our stock price:

•	quarterly variations in our financial and operating results;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by our competitors;

•	changes in revenue, same-store sales or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•	the failure of our operating results to meet the expectations of equity research analysts and investors;

•	speculation in the press or investment community;

•	the failure of research analysts to continue to cover our Class A common stock;

•	sales of our Class A common stock by us or other stockholders, or the perception that such sales may occur;

•	changes in accounting principles, policies, guidance, interpretations or standards;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions, including fluctuations in commodity prices;

•	the publication of boating industry sales data or new boat registration data;

•	domestic and international economic, legal and regulatory factors unrelated to our performance; and

•	the realization of any risks described under this “Risk Factors” section.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For some companies this volatility has been exacerbated by wide ranging impacts from the COVID-19 pandemic. These broad market fluctuations may adversely affect the trading price of our Class A common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and materially harm our business, operating results and financial condition.

Our Legacy Owners own a significant amount of our voting stock, and their interests may conflict with those of our other stockholders.

The Legacy Owners own a significant amount of our voting stock. As a result, the Legacy Owners may be able to substantially influence matters requiring stockholder approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of the Legacy Owners with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

For example, the Legacy Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence their decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration the Legacy Owners tax or other considerations which may differ from the considerations of us or our other stockholders. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Form 10-K.

Certain of our executive officers and directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities) that are in the boat retail industry. These executive officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their shares.

Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include:

•	dividing our board of directors into three classes of directors, with each class serving staggered three-year terms;

•
providing that all vacancies, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•
permitting any action by stockholders to be taken only at an annual meeting or special meeting rather than by a written consent of the stockholders, subject to the rights of any series of preferred stock with respect to such rights;

•
permitting special meetings of our stockholders to be called only by our Chief Executive Officer, the chairman of our board of directors and our board of directors pursuant to a resolution adopted by the affirmative vote of a majority of the total number of authorized directors whether or not there exist any vacancies in previously authorized directorships;

•
subject to the rights of the holders of shares of any series of our preferred stock, requiring the affirmative vote of the holders of at least 66 2⁄3% in voting power of all then outstanding common stock entitled to vote generally in the election of directors, voting together as a single class, to remove any or all of the directors from office at any time, and directors will be removable only for “cause”;

•	prohibiting cumulative voting in the election of directors;

•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and

•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws.

In addition, certain change of control events have the effect of accelerating the payment due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see “—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described herein. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We do not intend to pay cash dividends on our Class A common stock, and our Credit Facilities place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

We do not plan to declare cash dividends on shares of our Class A common stock in the foreseeable future. Additionally, the Credit Facilities place certain restrictions on our ability to pay cash dividends. Any future credit agreements or financing arrangements may also contain restrictions on our ability to pay cash dividends. Consequently, your only opportunity, while such dividend restrictions remain in place, to achieve a return on your investment in us may be to sell your Class A common stock at a price greater than you paid for it. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you paid.

Future sales of our Class A common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We may sell additional shares of Class A common stock in subsequent public offerings. We may also issue additional shares of Class A common stock or convertible securities. We have 10,779,119 outstanding shares of Class A common stock and 4,196,179 outstanding shares of Class B common stock. Certain OneWater Unit Holders are party to a registration rights agreement, which requires us to effect the registration of any shares of Class A common stock that they receive in exchange for their OneWater LLC Units in certain circumstances.

We previously filed a registration statement with the SEC on Form S-8 providing for the registration of 1,600,533 shares of our Class A common stock issued or reserved for issuance under our long term incentive plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.

We cannot predict the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock.

OneWater Inc. is required to make payments under the Tax Receivable Agreement for certain tax benefits that it may claim, and the amounts of such payments could be significant.

The Tax Receivable Agreement generally provides for the payment by OneWater Inc. to each OneWater Unit Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that OneWater Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of certain increases in tax basis available to OneWater Inc. as a result of the exercise of the Redemption Right or pursuant to our Call Right or that relate to prior transfers of such OneWater LLC Units that will be available to OneWater Inc. as a result of its acquisition of those units, and certain benefits attributable to imputed interest. OneWater Inc. will retain the benefit of the remaining 15% of these net cash savings.

The terms of the Tax Receivable Agreement commenced upon completion of the IPO and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless OneWater Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including OneWater Inc.’s breach of a material obligation thereunder or certain mergers or other changes of control), and OneWater Inc. makes the termination payment specified in the Tax Receivable Agreement. In addition, payments OneWater Inc. makes under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. In the event that the Tax Receivable Agreement is not terminated, the payments under the Tax Receivable Agreement are anticipated to commence in 2022 and to continue for 20 years after the date of the last redemption of the OneWater LLC Units.

The payment obligations under the Tax Receivable Agreement are OneWater Inc.’s obligations and not obligations of OneWater LLC, and we expect that the payments OneWater Inc. will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of OneWater Inc.’s realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of OneWater Inc.’s ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon significant future events, including but not limited to the timing of the redemptions of OneWater LLC Units, the price of OneWater Inc.’s Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its OneWater LLC Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income OneWater Inc. generates in the future, the timing and amount of any earlier payments that OneWater Inc. may have made under the Tax Receivable Agreement, the U.S. federal income tax rate then applicable, and the portion of OneWater Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally are calculated by comparing OneWater Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount OneWater Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. Thus, the amount and timing of any payments under the Tax Receivable Agreement are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of OneWater Inc.’s realization of tax benefits. Any distributions made by OneWater LLC to OneWater Inc. in order to enable OneWater Inc. to make payments under the Tax Receivable Agreement, as well as any corresponding pro rata distributions made to the other OneWater Unit Holders could have an adverse impact on our liquidity.

The payments under the Tax Receivable Agreement are not conditioned upon a holder of rights under a Tax Receivable Agreement having a continued ownership interest in OneWater Inc. or OneWater LLC. In addition, certain of the OneWater Unit Holders’ rights (including the right to receive payments) under the Tax Receivable Agreement are transferable in connection with transfers permitted under the OneWater LLC Agreement of the corresponding OneWater LLC Units or, subject to OneWater Inc.’s consent (not to be unreasonably withheld, conditioned, or delayed), after the corresponding OneWater LLC Units have been acquired pursuant to the Redemption Right or Call Right. For additional information regarding the Tax Receivable Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Form 10-K.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to one-year LIBOR plus 100 basis points) and such early termination payment is expected to be substantial. The calculation of anticipated future payments is based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that OneWater Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any OneWater LLC Units (other than those held by OneWater Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.

If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the date hereof, and taking into account any redemptions that occur prior thereto, the estimated early termination payment would, in the aggregate, be approximately $34.9 million (calculated using a discount rate equal to one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $39.8 million calculated based on certain assumptions, including but not limited to a $20.49 per share price, an estimated blended statutory U.S. federal, state and local corporate income tax rate of 24.3%, no material change in U.S. federal income tax law, and that OneWater Inc. will have sufficient taxable income to utilize such estimated tax benefits). The foregoing number is merely an estimate and the actual payment could differ materially. In the event that OneWater Inc.’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, OneWater Inc. may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to OneWater Inc.’s breach, and we do not currently expect that OneWater Inc. would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that OneWater Inc. will be able to meet its obligations under the Tax Receivable Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Form 10-K.

In the event that OneWater Inc.’s payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of OneWater Inc.’s Class A common stock could be substantially reduced.

If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations), OneWater Inc. would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of OneWater Inc.’s Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, OneWater Inc.’s payment obligations under the Tax Receivable Agreement are not conditioned upon the OneWater Unit Holders’ having a continued interest in OneWater Inc. or OneWater LLC. Accordingly, the OneWater Unit Holders’ interests may conflict with those of the holders of OneWater Inc.’s Class A common stock. Please read “— In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

OneWater Inc. will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that OneWater Inc. determines and the IRS or another tax authority may challenge all or part of the tax basis increase, as well as other related tax positions OneWater Inc. takes, and a court could sustain such challenge. The OneWater Unit Holders will not reimburse OneWater Inc. for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any OneWater Unit Holder will be netted against future payments that would otherwise be made to such OneWater Unit Holder, if any, after OneWater Inc.’s determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, OneWater Inc. could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could materially adversely affect its liquidity.

If OneWater LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, OneWater Inc. and OneWater LLC might be subject to potentially significant tax inefficiencies, and OneWater Inc. would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that OneWater LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of OneWater LLC Units pursuant to the Redemption Right (or the Call Right) or other transfers of OneWater LLC Units could cause OneWater LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of OneWater LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of OneWater LLC, and the OneWater LLC Agreement provides for limitations on the ability of unitholders of OneWater LLC to transfer their OneWater LLC Units and provides OneWater Inc., as managing member of OneWater LLC, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of OneWater LLC to redeem their OneWater LLC Units pursuant to the Redemption Right to the extent OneWater Inc. believes it is necessary to ensure that OneWater LLC will continue to be treated as a partnership for U.S. federal income tax purposes.

If OneWater LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for OneWater Inc. and for OneWater LLC, including as a result of OneWater Inc.’s inability to file a consolidated U.S. federal income tax return with OneWater LLC. In addition, OneWater Inc. may not be able to realize tax benefits covered under the Tax Receivable Agreement, and OneWater Inc. would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of OneWater LLC’s assets) were subsequently determined to have been unavailable.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of OneWater Inc.’s income or other tax returns could adversely affect its results of operations and financial condition.

We may be subject to taxes by the U.S. federal, state, and local tax authorities and its future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of its deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation; or

•	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of its income, sales and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of OneWater LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of OneWater LLC, we will control and operate OneWater LLC. On that basis, we believe that our interest in OneWater LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of OneWater LLC, our interest in OneWater LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and OneWater LLC intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We may remain an emerging growth company for up to five years from the date of the IPO, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. Additionally, we intend to take advantage of the extended transition periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the transition periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the extended transition periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards.

If some investors find our Class A common stock to be less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

If securities or industry analysts cease publishing research or reports about our business, if they adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our Class A common stock or if our operating results do not meet their expectations, our stock price could decline.

General Risk Factors

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and data. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event.

Our business is dependent upon the efficient operation of our information systems. The systems facilitate the interchange of information and enhance cross-selling opportunities throughout our company. The systems integrate each level of operations on a company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, marketing and sales management. They also prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our team members, contractors, vendors and temporary staff. While we attempt to mitigate these risks by employing a number of measures, including employee training, systems and maintenance of protective systems, we remain potentially vulnerable to known or unknown threats.

We may also have access to sensitive, confidential or personal data or information that is subject to privacy, security laws, and regulations. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. It is possible that we might not be aware of a successful cyber-related attack on our systems until well after the incident. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action, and could adversely affect our business, financial condition and results of operations. Depending on the nature of the information compromised, we may have obligations to notify customers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident.

Additionally, in response to the COVID-19 pandemic, we instituted certain remote work policies. This transition to remote working has increased our vulnerability to risks related to our computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.

We may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

We face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with general commercial disputes, product liability, personal injury and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain automobile, directors and officers, general liability, inventory, property and workers compensation insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. Additionally, we may be named in the future as defendants of class action lawsuits. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation. We may in the future be the target of litigation and this litigation may result in substantial costs and reputational harm and divert management’s attention and resources. Costs, harm to our reputation and diversion could have a material adverse effect on our business, results of operations and financial condition.

Changes in accounting standards could significantly affect our results of operations and the presentation of those results.

The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities frequently issue new pronouncements or new interpretations of existing accounting standards. Changes in accounting standards, how the accounting standards are interpreted, or the adoption of new accounting standards can have a significant effect on our reported results, and could even retroactively affect previously reported transactions, and may require that we make significant changes to our systems, processes and controls. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Such changes in accounting standards may have an adverse effect on our business, financial position, and income, which may negatively impact our financial results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters which we lease, is located at 6275 Lanier Islands Parkway, Buford, Georgia 30518. Additionally, we own or lease the following material retail facilities as of September 30, 2020:

Store Location & Dealer Group	Stores Leased	Stores Owned
Alabama
Singleton Marine	3	1
Rambo Marine	2	—
Sunrise Marine	1	—
Legendary Marine	1	—
Florida
Grande Yachts	4	—
Legendary Marine	3	—
Sundance Marine	3	—
Marina Mike’s	1	—
Ocean Blue Yacht Sales	3	—
Sunrise Marine	2	—
Caribee Boat	1	—
Central Marine	3	—
Georgia
Singleton Marine	9	—
American Boat Brokers	1	—
Kentucky
Lookout Marine	2	—
Massachusetts
Bosun’s	3	—
Maryland
Grande Yachts	2	—
North Carolina
Grande Yachts	1	—
Ohio
South Shore Marine	1	—
Spend-A-Day Marina	2	—
South Carolina
Captain’s Choice Marine	2	—
Singleton Marine	2	—
Texas
Texas Marine	3	—
SMG Boats	2	—
Slalom Shop	2	—
Phil Dill Boats	1	—

We believe that our facilities are adequate for our current operations.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “ONEW.” As of November 30, 2020, there were 10,779,119 shares of Class A common stock outstanding. There is no market for our Class B common stock. Each share of Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the shareholders generally.

Holders of Record

As of November 30, 2020, there were 11 and 14 stockholders of record of our Class A common stock and Class B common stock, respectively. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.  The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, under our Credit Facilities, Opco is restricted from paying cash dividends, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay cash dividends on our Class A common stock. Our ability to pay cash dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities that we or our subsidiaries may issue. See “Risk Factors—Risks Related to Our Class A Common Stock—We do not intend to pay cash dividends on our Class A common stock, and our Credit Facilities place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.”

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

OneWater Inc. was incorporated on April 3, 2019 and does not have historical financial operating results for the period prior to our IPO. Following the IPO, OneWater Inc. became the managing member of OneWater LLC, and its only material asset is its equity interest in OneWater LLC. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of the OneWater LLC Units not owned by OneWater Inc. The following table presents the summary historical and other data for OneWater LLC, the accounting predecessor of OneWater Inc., and its subsidiaries for the periods prior to the IPO and Reorganization and for OneWater Inc. and its subsidiaries for the periods following the IPO and Reorganization.

The historical results presented below are not necessarily indicative of the results to be expected for any future period, and should be read together with information in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The summary historical financial data as of September 30, 2020 and 2019, and for the fiscal years ended September 30, 2020, 2019 and 2018, was derived from the audited historical financial statements included elsewhere in this Form 10-K.

	Years Ended September 30,
	2020	2019	2018	2017
	(in thousands, except percentages and store amounts)
Consolidated Statement of Operations Data:
Revenues	$1,022,970	$767,624	$602,805	$391,483
Cost of sales	787,446	595,498	465,151	305,782
Selling, general and administrative expenses	143,396	116,503	91,297	65,352
Depreciation and amortization	3,249	2,682	1,685	1,055
Transaction costs(1)	3,648	1,323	438	327
Loss (gain) on contingent consideration	6,762	(1,674)	—	—
Income from operations	78,469	53,292	44,234	18,967
Other expense (income)
Interest expense – floor plan	8,861	9,395	5,534	2,686
Interest expense – other	8,828	6,568	3,836	2,266
Change in fair value of warrant liability	(771)	(1,336)	33,187	18,057
Loss (gain) on extinguishment of debt	6,559	-	(209)	-
Other expense (income), net(2)	155	1,402	(60)	217
Income before income tax expense	54,837	37,263	1,946	(4,259)
Income tax expense	6,329	—	—	—
Net income (loss)	$48,508	$37,263	$1,946	$(4,259)
Less: Net income attributable to non-controlling interests	350	1,606	830	13
Net income (loss) attributable to One Water Marine Holdings, LLC		$35,657	$1,116	$(4,272)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	30,733
Net income attributable to OneWater Inc.	$17,425
Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$212,477	$(5,725)	$(4,250)	$6,514
Cash flows used in investing activities	(4,672)	(10,998)	(23,920)	(23,304)
Cash flows (used in) provided by financing activities	(151,144)	12,458	34,257	16,993
Other Financial Data:
Capital expenditures(3)	$6,309	$7,291	$10,135	$4,112
Adjusted EBITDA(4)	$83,267	$46,228	$40,823	$17,663
Number of stores	61	63	53	45
Same-store sales growth%	24.4%	11.8%	22.2%
Consolidated Balance Sheet Data (at end of period):
Total assets	$458,067	$504,755	$375,360	$258,347
Long-term debt (including current portion)	89,396	75,913	41,844	27,285
Total liabilities	284,780	380,768	274,339	158,578
Redeemable preferred equity interest	-	86,018	79,965	71,695
Total stockholders’ and members’ equity	173,287	37,969	21,056	28,074

(1)
Consists of transaction costs related to the acquisitions made in the corresponding period and the IPO and the September 2020 offering. Certain transaction costs recorded as other expenses in 2019, 2018 and 2017 have been reclassified as operating expenses to conform to the September 30, 2020 presentation.

(2)
Other expense for the fiscal year ended September 30, 2019 was primarily attributable to a loss related to the sale and leaseback of certain operating facilities and equipment, partially offset by insurance proceeds received from hurricane-related claims.

(3)
Includes $4.3 million for growth capital expenditures and $2.0 million for maintenance capital expenditures for fiscal year 2020. Includes $4.2 million for growth capital expenditures and $3.1 million for maintenance capital expenditures for fiscal year 2019, compared to $6.9 million and $3.2 million, respectively, for fiscal year 2018 and $1.5 million and $2.6 million, respectively, for fiscal year 2017.

(4)
Adjusted EBITDA is a non-GAAP financial measure. For the definition of Adjusted EBITDA and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Non-GAAP Financial Measure.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Form 10-K under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We do not undertake any obligation to publicly update any of these forward-looking statements, except as otherwise required by applicable law.

Overview

We believe that we are one of the largest and fastest-growing premium recreational boat retailers in the United States with 61 stores comprising 21 dealer groups in 10 states. Our dealer groups are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, including Texas, Florida, Alabama, North Carolina, South Carolina, Georgia and Ohio, which represent seven of the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 12 out of the 15 markets in which we operate. In 2020, we sold approximately 10,000 new and pre-owned boats, of which we believe approximately 40% were sold to customers who had a trade-in or with whom we had otherwise established relationships. The combination of our significant scale, diverse inventory, access to premium boat brands and meaningful dealer group brand equity enable us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 41 additional stores through 17 acquisitions. Our current portfolio as of September 30, 2020 consists of 21 different local and regional dealer groups. Because of this, we believe we are one of the largest and fastest-growing premium recreational boat retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

The boat dealer market is highly fragmented and is comprised of approximately 4,300 stores nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores. Despite our size, we comprise less than 2% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our store base, focus on high-margin products and services, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading boat retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

We also intend to expand our online presence and sales through a multi-phased roll out of a digital platform to engage in online new and pre-owned boat sales, as well as financing & insurance. On August 22, 2020, we entered into an agreement to purchase the website domain name “Boatsforsale.com” (including all related goodwill) from certain entities affiliated with certain directors and officers of the Company for $0.4 million. The transaction was approved in accordance with the Company’s Related Party Transactions Policy. We believe the domain purchase will enhance our online marketplace for new and pre-owned boats, as well as financing & insurance.

Impact of COVID-19

The COVID-19 pandemic and its related effects, including restraints on U.S. economic and leisure activities, has and may continue to have a significant impact on our operations and financial condition. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. These measures have affected our ability to sell and service boats, required us to temporarily close or partially close certain locations and may require additional closures in the future. The COVID-19 pandemic and its related effects have, to date, positively impacted our business for the year ended September 30, 2020. Same-store sales outpaced the comparable period in the prior year, delivering approximately 24.4% growth year-over-year for the year ended September 30, 2020. We place the utmost importance on the safety and well-being of our employees and in compliance with guidelines issued by the World Health Organization (WHO), the Centers for Disease Control and Prevention (CDC) and federal, state or local authorities, we closed or reduced staffing at certain locations during the year ended September 30, 2020. We have implemented cleaning and social distancing techniques at each of our locations. In light of the current environment, our sales team members are fully engaged with customers and are providing them with virtual walkthroughs of inventory and/or private, at home or on water, showings, while our service departments are working hard to deliver boats and keep customers on the water.

The COVID-19 pandemic and its related effects may continue to interfere with the ability of our employees, contractors, customers, suppliers, and other business partners to perform our and their respective responsibilities and obligations with respect to the operation of our business.

To date, we have not experienced any shortages of inventory, but it is possible that such a shortage could occur as a result of the COVID-19 pandemic and its effects on, among other things, supply chains, operations and consumer demand. Additionally, current economic conditions and the COVID-19 outbreak may continue to affect the purchasing decisions of our customers. While our results have been positive to date, the ultimate impact on our business remains uncertain.

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

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the year ended September 30, 2020 suggest that spending in all our regions and across product lines has proven resilient despite the challenges posed by the pandemic as families have increasingly focused on socially-distanced, outdoor recreation, driving a material increase in sales. We believe that, as a result of COVID-19, the cancellation of summer activities, including air travel and vacations that have historically competed with time on the water, has led to increased sales during the year ended September 30, 2020.

Though the COVID-19 pandemic did not adversely affect our financial position for the year ended September 30, 2020 relative to the year ended September 30, 2019, the ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors, including the existence and extent of a prolonged economic downturn, the resurgence of COVID-19 in certain geographic areas, consumer demand and the ability to safely and legally operate our stores.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 41 additional stores through 17 dealer group acquisitions. Our team remains focused on expanding our dealership in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. We plan to continue to aggressively pursue acquisitions going forward. While we previously announced our decision to pause our acquisition strategy due to the COVID-19 pandemic, given our financial results for the year ended September 30, 2020, we are recommencing our acquisition strategy and opportunistically evaluating future acquisitions. We entered into a definitive agreement on November 18, 2020, to acquire substantially all of the assets of Tom George Yacht Group, which will add two locations in Florida, and the transaction is expected to close before December 31, 2020.

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

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. Subject to our agreements and in the event of early cancellation of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We constrain our estimate of variable consideration associated with chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended September 30, 2020 and 2019.

Vendor Consideration Received

Consideration received from vendors is accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, “Inventory” (“ASC 330”). Pursuant to ASC 330, manufacturer incentives based upon cumulative volume of sales and purchases are recorded as a reduction of inventory cost and related cost of sales when the amounts are probable and reasonably estimable.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales histories indicated that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. Therefore, we generally do not maintain a reserve for boat inventory. The cost of parts and accessories is determined using the weighted average cost method. Inventory is reported net of write downs for obsolete and slow moving items of approximately $0.6 million, $0.5 million and $0.4 million at September 30, 2020, 2019 and 2018, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. ASC 350 also states that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accordance with ASC 350, goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred.

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

The Company elected a qualitative assessment for our September 30, 2020 goodwill impairment testing and determined for both assessments as of September 30, 2020 and 2019, that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, no impairment for goodwill was required for the years then ended.

We elected to perform a quantitative assessment for our March 31, 2020 goodwill impairment testing due to the decline in our market capitalization and possible reductions in cash flow as a result of COVID-19. Based on our interim impairment assessment as of March 31, 2020, we determined that our goodwill was not impaired.

Identifiable intangible assets consist of trade names related to the acquisitions we have completed. We have determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization.

Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. The Company elected qualitative assessments for our September 30, 2020 identifiable intangible assets impairment testing and determined for both assessments as of September 30, 2020 and 2019, that it was more likely than not that the fair values of the Company’s identifiable intangible assets were greater than their carrying amounts, and as a result, no impairment for identifiable intangible assets was required for the years then ended.

We elected to perform quantitative assessments for our March 31, 2020 trade names impairment testing due to the decline in our market capitalization and possible reductions in cash flow as a result of COVID-19. Based on our interim impairment assessments as of March 31, 2020, we determined that our trade names were not impaired.

Impairment of Long-Lived Assets

FASB ASC 360-10-40, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”), requires that long-lived assets, such as property, equipment and purchased intangibles subject to amortization, be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. We would conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The Company did an assessment of potential triggering events and considered qualitative factors noting no impairment existed as of September 30, 2020 and 2019. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

Fair Value of Financial Instruments

In determining fair value, we use various valuation approaches including market, income and cost approaches. FASB Topic 820, Fair Value Measurements, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, developed based on market data obtained from independent sources. Unobservable inputs are those that reflect our expectation of the assumptions that market participants would use in pricing the asset or liability, developed based on the best information available under the circumstances.

The grant date fair value of equity-based compensation and the fair value of the warrants to acquire OneWater LLC Units purchased by Goldman and Beekman pursuant to the subscription agreement dated October 28, 2016 (the “LLC Warrants”) were both based upon inputs that are unobservable and significant to the overall fair value measurement. Our valuation considered both a market approach and an income approach in determining fair value. While both approaches resulted in similar values, the market approach was weighted 25% and the income approach was weighted 75% since there are very few comparable marine related market participants. For the income approach, we projected long-term growth rates and cash flows and then discounted such values using a weighted average cost of capital. Such fair value measurements are highly complex and subjective in nature. Accordingly, a significant degree of judgment was required to estimate these fair value measurements. The LLC Warrants were exercised in connection with the IPO, and we eliminated the fair value adjustment for the LLC Warrants for all periods after the IPO, which also eliminated the corresponding impact on our statements of operations.

Post-Offering Taxation and Public Company Costs

OneWater LLC is and has been organized as a pass through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. OneWater Inc. was incorporated as a Delaware corporation on April 3, 2019 and therefore is subject to U.S. federal income taxes and additional state and local income taxes with respect to its allocable share of any taxable income of OneWater LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, OneWater Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement, which are expected to be significant. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt instruments, the OneWater LLC Agreement requires OneWater LLC to make pro rata cash distributions to OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. In addition, the OneWater LLC Agreement will require OneWater LLC to make non-pro rata payments to OneWater Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the OneWater LLC Agreement. See “—Tax Receivable Agreement”.

In addition, we incur incremental, non-recurring costs related to our operation as a publicly traded corporation, including the costs associated with the IPO, the September 2020 offering and the implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act. We also expect to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 9.8%, 11.4% and 10.5% to revenue in fiscal years 2020, 2019 and 2018, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 28.3%, 31.1% and 26.7% to gross profit in fiscal years 2020, 2019 and 2018, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions, cancellation of boat shows and other developments outside of our control.

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

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses consist primarily of salaries and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A portion of our cost structure is variable (such as sales commissions and incentive compensation), or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long term. We typically evaluate our variable expenses, selling expenses and all other SG&A expenses in the aggregate as a percentage of total revenue.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest expense – other, income taxes, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of warrants, gain (loss) on contingent consideration, gain (loss) on extinguishment of debt and transaction costs. See “—Comparison of Non-GAAP Financial Measure” for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Fiscal Year 2020 Acquisitions

We did not complete any acquisitions in fiscal year 2020.

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

We refer to the fiscal year 2019 acquisitions described above collectively as the “2019 Acquisitions.” The 2019 Acquisitions are fully reflected in our consolidated financial statements for the year ended September 30, 2020 but are only partially reflected in our consolidated financial statements for the fiscal year ending September 30, 2019, beginning on the date of acquisition, and will not impact our results of operations for fiscal year 2018.

Fiscal Year 2018 Acquisitions

•
Effective June 1, 2018, OneWater LLC acquired Bosun’s Marine, Inc. (“Bosun’s”), a dealer group based in Massachusetts with four stores. Bosun’s was acquired by our subsidiary Bosun’s Assets & Operations, LLC, in which we hold a 75% ownership interest. The results of operations for Bosun’s have been included in our consolidated financial statements from that date and the former owner’s minority interest in our relevant subsidiary has been recorded accordingly.

•	Effective April 1, 2018, OneWater LLC acquired substantially all of the assets of Rebo, Inc., d/b/a Spend-A-Day Marina, a dealer group based in West Central Ohio with two stores.

•	Effective February 1, 2018, OneWater LLC acquired substantially all of the assets of Texas Marine & Brokerage, Inc., d/b/a Texas Marine, a dealer group based in Texas with three stores.

We refer to the fiscal year 2018 acquisitions described above collectively as the “2018 Acquisitions.” The full impact of the 2018 Acquisitions is reflected in our consolidated financial statements for the years ended September 30, 2020 and 2019 but were only partially reflected in our consolidated financial statements for the fiscal year ended September 30, 2018, beginning on the date of acquisition.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was and is generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc. was subject to U.S. federal, state and local taxes at a blended statutory rate of 24.3% of pre-tax earnings for fiscal year 2020.

•
As of September 30, 2019, the outstanding balance of the preferred units in Opco held by Goldman and Beekman in the aggregate was $87.3 million, exclusive of $1.3 million in issuance costs. We used the net proceeds from our IPO, together with cash on hand and borrowings under the Term and Revolver Credit Facility to fully redeem these preferred units, which eliminated the amount recorded as Redeemable Preferred Interest in Subsidiary in our balance sheet and also eliminates any future dividends related to the preferred units for all periods after the IPO.

•
As of September 30, 2019, Goldman and Beekman held the LLC Warrants, which contained conversion features that caused them to be accounted for as a liability on our balance sheet. Changes in this liability were recognized as income or expense on our statements of operations and increased or reduced our net income in historical periods. In connection with the IPO, Goldman and Beekman exercised all of the LLC Warrants for common units of OneWater LLC. Giving effect to the IPO and the exercise of the LLC Warrants for common units of OneWater LLC held by Goldman and Beekman, we have eliminated the fair value adjustment for the LLC Warrants for all periods after the IPO, which eliminated the corresponding impact on our statements of operations.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional SG&A expenses relative to historical periods. See “—Post-Offering Taxation and Public Company Costs.” Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Year Ended September 30, 2020, Compared to Year Ended September 30, 2019

	For the Year Ended September 30,
	2020		2019		$ Change	% Change
Description	Amount	% of Revenue	Amount	% of Revenue
	($ in thousands, unaudited)
Revenues
New boat sales	$717,093	70.1%	$526,774	68.6%	$190,319	36.1%
Pre-owned boat sales	205,650	20.1%	153,010	20.0%	52,640	34.4%
Finance and insurance income	36,792	3.6%	26,151	3.4%	10,641	40.7%
Service, parts and other sales	63,435	6.2%	61,689	8.0%	1,746	2.8%
Total revenues	1,022,970	100.0%	767,624	100.0%	255,346	33.3%
Gross Profit
New boat gross profit	131,373	12.8%	92,532	12.1%	38,481	42.0%
Pre-owned boat gross profit	37,389	3.7%	25,992	3.4%	11,397	43.8%
Finance & insurance gross profit	36,792	3.6%	26,151	3.4%	10,641	40.7%
Service, parts & other gross profit	29,970	2.9%	27,451	3.6%	2,519	9.2%
Total gross profit	235,524	23.0%	172,126	22.4%	63,398	36.8%
Selling, general and administrative expenses	143,396	14.0%	116,503	15.2%	26,893	23.1%
Depreciation and amortization	3,249	0.3%	2,682	0.3%	567	21.1%
Transaction costs	3,648	0.4%	1,323	0.2%	2,325	175.7%
Loss (gain) on contingent consideration	6,762	0.7%	(1,674)	(0.2)%	8,436	*
Income from operations	78,469	7.7%	53,292	6.9%	25,177	47.2%
Interest expense - floor plan	8,861	0.9%	9,395	1.2%	(534)	(5.7)%
Interest expense – other	8,828	0.9%	6,568	0.9%	2,260	34.4%
Change in fair value of warrant liability	(771)	(0.1)%	(1,336)	(0.2)%	565	(42.3)%
Loss on extinguishment of debt	6,559	0.6%	-	0.0%	6,559	100%
Other expense (income), net	155	0.0%	1,402	0.2%	(1,247)	(88.9)%
Income before income tax expense	54,837	5.4%	37,263	4.9%	17,574	47.2%
Income tax expense	6,329	0.6%	-	0.0%	6,329	100%
Net income	48,508	4.7%	37,263	4.9%	11,245	30.2%
Less: Net income attributable to non-controlling interests	350		1,606		(1,256)	(78.2)%
Net income attributable to One Water Marine Holdings, LLC	-		$35,657
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	30,733
Net income attributable to OneWater Marine Inc.	$17,425

Revenue

Overall, revenue increased by $255.3 million, or 33.3%, to $1,023.0 million for the year ended September 30, 2020 from $767.6 million for the year ended September 30, 2019. Revenue generated from same-store sales increased 24.4% for the year ended September 30, 2020 as compared to the year ended September 30, 2019, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold, an increase in the number of new and pre-owned boats sold and an increase in finance & insurance sales. We believe that COVID-19 has had a positive overall impact on the recreational boating market during a portion of the year ended September 30, 2020, as people sought recreational activities that could be done in a safe socially distanced way. Overall revenue increased by $184.8 million as a result of our increase in same-store sales and $70.5 million from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. For the year ended September 30, 2019, we acquired ten stores. We did not make any acquisitions in the year ended September 30, 2020.

New Boat Sales

New boat sales increased by $190.3 million, or 36.1%, to $717.1 million for the year ended September 30, 2020 from $526.8 million for the year ended September 30, 2019. The increase was the result of our same-store sales growth during the twelve-month period and the increased unit sales attributable to the 2019 Acquisitions. During the year ended September 30, 2020, we experienced an increase in unit sales of 18.8% and an increase in average unit price of 14.6% over the year ended September 30, 2019. The increase in both units sold and average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand. Additionally, we believe the increase in units sold was enhanced due to the impact the COVID-19 pandemic had on many summer activities that we have historically competed against for time.

Pre-owned Boat Sales

Pre-owned boat sales increased by $52.6 million, or 34.4%, to $205.7 million for the year ended September 30, 2020 from $153.0 million for the year ended September 30, 2019. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the year ended September 30, 2020 benefited from a 12.2% increase in the number of units sold due to the increase in same-store sales and the impact of the fiscal year 2019 Acquisitions. The average sales price per pre-owned unit in the year ended September 30, 2020 increased 21.1% largely due to the mix of pre-owned products and the composition of the brands and models sold during the period. Additionally, we believe the increase in units sold was enhanced due to the impact the COVID-19 pandemic had on many summer activities that we have historically competed against for time.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $10.6 million, or 40.7%, to $36.8 million for the year ended September 30, 2020 from $26.2 million for the year ended September 30, 2019. The increase was primarily a result of the increase in same-store sales, process improvements and additional revenue attributable to the fiscal year 2019 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products increased as a percentage of total revenue to 3.6% in the year ended September 30, 2020 from 3.4% for the year ended September 30, 2019. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other Sales

Service, parts & other sales had moderate growth, increasing by $1.7 million, or 2.8%, to $63.4 million for the year ended September 30, 2020 from $61.7 million for the year ended September 30, 2019. This increase in service, parts & other sales is primarily due to increases in parts, fuel and storage sales, partially offset by a decrease in labor sales. The decline in labor sales was primarily a result of closures, shelter in place orders and labor reductions related to the COVID-19 pandemic.

Gross Profit

Overall, gross profit increased by $63.4 million, or 36.8%, to $235.5 million for the year ended September 30, 2020 from $172.1 million for the year ended September 30, 2019. This increase was mainly due to our overall increase in same-store sales, primarily driven by an increase in new boat sales, as well as higher pre-owned boat sales and finance & insurance income. The increase in gross profit was also a result of an increase in the number of stores due to the fiscal year 2019 Acquisitions. Overall gross margins increased 60 basis points to 23.0% for the year ended September 30, 2020 from 22.4% for the year ended September 30, 2019 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $38.5 million, or 42.0%, to $131.4 million for the year ended September 30, 2020 from $92.5 million for the year ended September 30, 2019. This increase was due to our overall increase in same-store sales and acquired stores during fiscal year 2019. New boat gross profit as a percentage of new boat revenue was 18.3% for the year ended September 30, 2020 as compared to 17.6% in the year ended September 30, 2019. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins, while continuing to leverage the progress we have made in previous quarters on finance & insurance.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $11.4 million, or 43.8%, to $37.4 million for the year ended September 30, 2020 from $26.0 million for the year ended September 30, 2019. This increase was primarily due to an overall increase in our same-store sales and acquired stores during fiscal year 2019. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 18.2% for the year ended September 30, 2020 as compared to 17.0% in the year ended September 30, 2019. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the year ended September 30, 2020 as compared to the year ended September 30, 2019, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $10.6 million, or 40.7%, to $36.8 million for the year ended September 30, 2020 from $26.2 million for the year ended September 30, 2019. Finance & insurance income is fee-based revenue for which we do not recognize incremental expense.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $2.5 million, or 9.2%, to $30.0 million for the year ended September 30, 2020 from $27.5 million for the year ended September 30, 2019. Service, parts & other gross profit as a percentage of service, parts & other revenue was 47.2% and 44.5% for the year ended September 30, 2020 and 2019, respectively. This increase in gross profit margin was primarily the result of increases in service gross profit margin and storage and other gross profit margin.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $26.9 million, or 23.1%, to $143.4 million for the year ended September 30, 2020 from $116.5 million for the year ended September 30, 2019. This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in same-store sales. The increase in selling, general & administrative expenses primarily consisted of a $22.3 million increase in personnel expenses and a $4.0 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue decreased to 14.0% from 15.2% for the years ended September 30, 2020 and 2019, respectively. The reduction in selling, general & administrative expenses as a percentage of revenue was due mainly to leverage achieved on the significant increase in sales and the cost reduction actions enacted following the acceleration of COVID-19 in March of 2020.

Depreciation and Amortization

Depreciation and amortization expense increased $0.6 million, or 21.1%, to $3.2 million for the year ended September 30, 2020 compared to $2.7 million for the year ended September 30, 2019. The increase in depreciation and amortization expense for the year ended September 30, 2020 compared to the year ended September 30, 2019 was primarily attributable to an increase in property and equipment.

Transaction Costs

The increase in transaction costs of $2.3 million, or 175.7%, to $3.6 million for the year ended September 30, 2020 compared to $1.3 million for the year ended September 30, 2019 was primarily attributable to $2.3 million of expenses recognized in conjunction with the IPO that were not able to be capitalized.

Loss (Gain) on Contingent Consideration

During the year ended September 30, 2020, we increased our contingent consideration related to a fiscal 2019 acquisition in the amount of $6.8 million. During the year ended September 30, 2019, we reduced our estimate of contingent consideration related to a fiscal 2018 and a fiscal 2017 acquisition in the amount of $1.7 million.

Income from Operations

Income from operations increased $25.2 million, or 47.2%, to $78.5 million for the year ended September 30, 2020 compared to $53.3 million for the year ended September 30, 2019. The increase was primarily attributable to the $63.4 million increase in gross profit for the year ended September 30, 2020 as compared to the year ended September 30, 2019, partially offset by a $26.9 million increase in selling, general & administrative expenses and an $8.4 million increase in loss on contingent consideration during the same period.

Interest Expense – Floor Plan

Interest expense – floor plan decreased $0.5 million, or 5.7%, to $8.9 million for the year ended September 30, 2020 compared to $9.4 million for the year ended September 30, 2019. The decrease was primarily attributable to a decrease in the average outstanding borrowings on our Inventory Financing Facility for the year ended September 30, 2020 compared to the year ended September 30, 2019 as well as a decrease in interest rates during the same period.

Interest Expense – Other

The increase in interest expense – other of $2.3 million, or 34.4%, to $8.8 million for the year ended September 30, 2020 compared to $6.6 million for the year ended September 30, 2019 was primarily attributable to an increase in our long-term debt which was primarily increased to fully redeem the preferred interest in subsidiary in conjunction with the IPO.

Change in Fair Value of Warrant Liability

The decrease in change in fair value of warrant liability of $0.6 million, or 42.3%, to $(0.8) million income for the year ended September 30, 2020 compared to $(1.4) million income for the year ended September 30, 2019 was primarily attributable to an overall change in the enterprise value of the Company due to a change in the implied value of other market participants. In connection with the Reorganization and IPO, the LLC Warrants were exercised in full for common units of OneWater LLC, which eliminated the liability accounting and fair value adjustments for the LLC Warrants for all periods after the Reorganization.

Loss on Extinguishment of Debt

During the year ended September 30, 2020, we incurred $6.6 million in debt extinguishment expenses. On July 22, 2020 in connection with the refinancing of our term debt, we repaid in full the Term and Revolver Credit Facility. As part of the pre-payment of the Term and Revolver Credit Facility, we were required to pay an early termination fee of $4.2 million. Additionally, in connection with the debt extinguishment, we recognized $2.4 million of expense for unamortized debt issuance costs.

Other (Income) Expense, Net

The decrease in other expense of $1.2 million for the year ended September 30, 2020 compared to the year ended September 30, 2019 was primarily attributable to a $1.4 million loss on the sale and leaseback of certain operating facilities and equipment for the year ended September 30, 2019.

Income Tax Expense

The $6.3 million increase in income tax expense for the year ended September 30, 2020 as compared to the year ended September 30, 2019 was the result of the U.S. federal, state and local taxes OneWater Inc. was subject to as a corporation following the IPO.

Net Income (Loss)

Net income increased by $11.2 million to $48.5 million for the year ended September 30, 2020 compared to $37.3 million for the year ended September 30, 2019. The increase was primarily attributable to the $63.4 million increase in gross profit for the year ended September 30, 2020 compared to September 30, 2019. The increase was partially offset by a $26.9 million increase in selling, general and administrative expenses for the year ended September 30, 2020 compared to the year ended September 30, 2019, as well as a $8.4 million increase in the loss on contingent consideration, a $6.6 million increase in the loss on extinguishment of debt and a $6.3 million increase in income tax expense for the same period.

Year Ended September 30, 2019, Compared to Year Ended September 30, 2018

	Years Ended September 30,
	2019		2018		$ Change	% Change
Description	Amount	% of Revenue	Amount	% of Revenue
	($ in thousands)
Revenues
New boat sales	$526,774	68.6%	$409,947	66.1%	$116,827	28.5%
Pre-owned boat sales	153,010	19.9%	129,570	23.4%	23,440	18.1%
Finance & insurance income	26,151	3.4%	16,623	2.8%	9,528	57.3%
Service, parts & other sales	61,689	8.1%	46,665	7.7%	15,024	32.2%
Total revenues	767,624	100.0%	602,805	100.0%	164,819	27.3%
Gross Profit
New boat gross profit	92,532	12.0%	77,219	12.7%	15,313	19.8%
Pre-owned boat gross profit	25,992	3.5%	23,715	4.1%	2,277	9.6%
Finance & insurance gross profit	26,151	3.4%	16,623	2.8%	9,528	57.3%
Service, parts & other gross profit	27,451	3.5%	20,097	3.3%	7,354	36.6%
Total gross profit	172,126	22.4%	137,654	22.8%	34,472	25.0%
Selling, general and administrative expenses	116,503	15.2%	91,297	15.1%	25,206	27.6%
Depreciation and amortization	2,682	0.3%	1,685	0.3%	997	59.2%
Transaction costs	1,323	0.2%	438	0.1%	885	202.1%
Gain on settlement of contingent consideration	(1,674)	(0.2)%	—	0.0%	(1,674)	(100.0)%
Income from operations	53,292	6.9%	44,234	7.3%	9,058	20.5%
Interest expense – floor plan	9,395	1.2%	5,534	0.9%	3,861	69.8%
Interest expense – other	6,568	0.9%	3,836	0.6%	2,732	71.2%
Change in fair value of warrant liability	(1,336)	(0.2)%	33,187	5.5%	(34,523)	(104.0)%
Other expense (income), net	1,402	0.2%	(269)	0.0%	1,671	*
Income before income tax expense	37,263	4.9%	1,946	0.3%	35,317	*
Income tax expense	—	0.0%	—	0.0%	—	0.0%
Net income	37,263	4.9%	1,946	0.3%	35,317	*
Less: Net income attributable to non-controlling interests	1,606	0.2%	830	0.1%	776	93.5%
Net income attributable to OneWater LLC	$35,657	4.6%	$1,116	0.2%	$34,541	*

*	Denotes that % change is such that it is not useful.

Revenue

Overall, revenue increased by $164.8 million, or 27.3%, to approximately $767.6 million for fiscal year 2019 from $602.8 million for fiscal year 2018. Revenue generated from same-store sales increased 11.8% for fiscal year 2019 as compared to fiscal year 2018, primarily due to an increase in the average selling price of new and pre-owned boats and an increase in the number of new and pre-owned boats sold. Overall revenue increased by $70.5 million as a result of our increase in same-store sales and $94.3 million from stores not eligible for inclusion in the same-store sales base. Ineligible stores consist of the 2019 Acquisitions and revenue from the 2018 Acquisitions where there was no comparable revenue in the same-store sales base during fiscal year 2018. During the fiscal year ended September 30, 2019, we acquired 10 stores, as compared to eight stores acquired during fiscal year 2018.

New Boat Sales

New boat sales increased by $116.8 million, or 28.5%, to approximately $526.8 million for the fiscal year ended September 30, 2019 from $410.0 million for the fiscal year ended September 30, 2018. The increase was the result of our same-store sales growth during the twelve-month period and the increased unit sales attributable to the 2019 Acquisitions and the impact of the 2018 Acquisitions. During the fiscal year ended September 30, 2019 we experienced an increase in unit sales of approximately 12.9% and an increase in average unit prices of approximately 13.8% over fiscal year 2018. The increase in both units sold and average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand.

Pre-owned Boat Sales

Pre-owned boat sales increased by $23.4 million, or 18.1%, to approximately $153.0 million for the fiscal year ended September 30, 2019 from $129.6 million for the fiscal year ended September 30, 2018. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the fiscal year ended September 30, 2019 benefited from a 25.2% increase in the number of units sold largely due to the increase in same-store sales and the full impact of the 2018 Acquisitions and the partial impact of the 2019 Acquisitions. The average sales price per pre-owned unit in the fiscal year ended September 30, 2019 remained flat due to the mix of pre-owned products and the composition of the brands and models sold during the period.

Finance & Insurance Income

Finance & insurance income increased by $9.5 million, or 57.3%, to approximately $26.2 million for the fiscal year ended September 30, 2019 from $16.6 million for the fiscal year ended September 30, 2018. The increase in revenue from arranging F&I products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance increased as the result of the increase in same-store sales, process improvements and with the additional revenue attributable to the 2019 Acquisitions and the inclusion of a full year of revenue attributable to the 2018 Acquisitions. We remain very focused on improving sales of F&I products throughout our dealer group network and implementing best practices at acquired dealer groups and existing stores. F&I products increased as a percentage of total revenue to 3.4% in the fiscal year ended September 30, 2019 from 2.8% for the fiscal year ended September 30, 2018. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other Sales

Service, parts & other sales increased by $15.0 million, or 32.2%, to approximately $61.7 million for the fiscal year ended September 30, 2019 from $46.7 million for the fiscal year ended September 30, 2018. This increase in service, parts & other sales is due to ancillary sales generated from our increase in new and pre-owned boat sales and sales attributable to the 2019 Acquisitions, including increased storage and fuel sales.

Gross Profit

Overall, gross profit increased by $34.5 million, or 25.0%, to approximately $172.1 million for the fiscal year ended September 30, 2019 from $137.7 million for the fiscal year ended September 30, 2018. This increase was primarily due to our overall increase in same-store sales, primarily driven by an increase in new boat sales. The increase in gross profit was also a result of an increase in the number of stores due to the 2019 Acquisitions and the inclusion of a full year of results of the 2018 Acquisitions. Overall gross margins decreased 40 basis points to 22.4% for the fiscal year ended September 30, 2019 from 22.8% for the fiscal year ended September 30, 2018. This decrease was due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $15.3 million, or 19.8%, to approximately $92.5 million for the fiscal year ended September 30, 2019 from $77.2 million for the fiscal year ended September 30, 2018. This increase was due to our overall increase in same-store sales and acquired stores during the year. New boat gross profit as a percentage of new boat revenue was 17.6% for the fiscal year ended September 30, 2019 as compared to 18.8% in the fiscal year ended September 30, 2018. The decrease in new boat gross profit margin is due to our promotional efforts to drive our same-store sales increase during the important boat show season and the challenging winter months and to improve our overall inventory position throughout the fiscal year.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $2.3 million, or 9.6%, to approximately $26.0 million for the fiscal year ended September 30, 2019 from $23.7 million for the fiscal year ended September 30, 2018. This increase was primarily due to an overall increase in our same-store sales and acquired stores during the year, while average unit prices remained constant. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 17.0% and 18.3% for the fiscal years ended September 30, 2019 and 2018, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned gross profit as a percentage of revenue. In the fiscal year ended September 30, 2019, we experienced a decline in our gross profit margin on boats purchased or traded-in. This was partially offset by a shift in product mix due in part to an increase in brokerage sales.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $9.5 million, or 57.3%, to approximately $26.2 million for the fiscal year ended September 30, 2019 from $16.6 million for the fiscal year ended September 30, 2018. Finance & insurance income is fee-based revenue for which we do not recognize incremental expense.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $7.4 million or 36.6%, to approximately $27.5 million for the fiscal year ended September 30, 2019 from $20.1 million for the fiscal year ended September 30, 2018. Service, parts & other gross profit as a percentage of service, parts & other revenue was 44.5% and 43.1% for the fiscal years ended September 30, 2019 and 2018, respectively. This increase in gross profit margin was the result of increases in parts gross profit margin and storage and other gross profit margin, partially offset by a decrease in service gross profit margin.

Selling, General & Administrative Expenses

SG&A expenses increased by $25.2 million, or 27.6%, to approximately $116.5 million for the fiscal year ended September 30, 2019 from $91.3 million for the fiscal year ended September 30, 2018. This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in same-store sales and consisted of $16.0 million related to an increase in personnel expenses, $5.6 million related to an increase in selling and administrative expenses, and $3.6 million related to an increase in fixed expenses. SG&A expenses as a percentage of revenue remained relatively constant at 15.2% and 15.1% for the fiscal years ended September 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $1.0 million, or 59.2%, to $2.7 million for the fiscal year ended September 30, 2019 compared to $1.7 million for the fiscal year ended September 30, 2018. The increase was primarily attributable to an increase in our asset base throughout the year, including the 2019 Acquisitions and the inclusion of a full year of expenses attributable to the 2018 Acquisitions of maintenance capital expenditures, equipment and leasehold improvements, and growth capital expenditures.

Transaction Costs

The increase in transaction costs of $0.9 million, or 202.1%, to $1.3 million for the fiscal year ended September 30, 2019 compared to $0.4 million for the fiscal year ended September 30, 2018 was primarily attributable to the costs of our 2019 and 2018 Acquisitions.

Gain on Settlement of Contingent Consideration

During the fiscal year ended September 30, 2019, we reduced our estimate of contingent consideration related to the Texas Marine, Grande Yachts, and USA Marine Sales, Inc. acquisitions in the amount of $1.7 million.

Income from Operations

Operating income increased $9.1 million, or 20.5%, to $53.5 million for the fiscal year ended September 30, 2019 compared to $44.2 million for the fiscal year ended September 30, 2018. The increase was primarily attributable to our overall growth due to increases in same-store sales, the 2019 Acquisitions and the inclusion of a full year of financial results related to the 2018 Acquisitions.

Interest Expense – Floor Plan

Interest expense – floor plan increased $3.9 million, or 69.8%, to $9.4 million for the fiscal year ended September 30, 2019 compared to $5.5 million for the fiscal year ended September 30, 2018 and was primarily attributable to a $67.9 million increase in the outstanding borrowings on our Inventory Financing Facility as of September 30, 2019 compared to September 30, 2018 as a result of our same-store sales growth and stores acquired in the 2019 and 2018 Acquisitions.

Interest Expense – Other

The increase in interest expense – other of $2.7 million, or 71.2%, to $6.6 million for the fiscal year ended September 30, 2019 compared to $3.8 million for the fiscal year ended September 30, 2018 was primarily attributable to a $34.1 million increase in our long-term debt primarily used to fund our 2019 and 2018 Acquisitions.

Change in Fair Value of Warrant Liability

The decrease in change in fair value of warrant liability of $34.5 million, or 104.0%, to $(1.3) million for the fiscal year ended September 30, 2019 compared to $33.2 million for the fiscal year ended September 30, 2018 was primarily attributable to an overall change in the enterprise value of the Company due to our increase in sales and earnings offset by a decline in the implied value of other market participants.

Other Expense (Income), Net

The decrease in other expense (income) of $1.7 million, or 621.2%, to other expense of $1.4 million for the fiscal year ended September 30, 2019 compared to other income of $(0.3) million for the fiscal year ended September 30, 2018 was primarily attributable to a $1.4 million loss related to the sale and leaseback of certain operating facilities and equipment.

Net Income (Loss)

Net income increased by $35.3 million to net income of $37.3 million for the fiscal year ended September 30, 2019 compared to net income of $1.9 million for the fiscal year ended September 30, 2018. Such increase was primarily attributable to our overall growth, the change in fair value of the warrant liability to income of $1.3 million in the fiscal year ended September 30, 2019 from expense of $33.2 million in the fiscal year ended September 30, 2018, the 2019 Acquisitions, and the inclusion of a full twelve months of financial results attributable to the 2018 Acquisitions.

Comparison of Non-GAAP Financial Measure

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income taxes, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of warrant liability, gain (loss) on contingent consideration, gain (loss) on extinguishment of debt and transaction costs.

Our board of directors, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the fair value adjustment of the warrants, gain (loss) on contingent consideration, gain (loss) on extinguishment of debt and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented.

Year Ended September 30, 2020, Compared to Year Ended September 30, 2019

	Year Ended September 30,
Description	2020	2019	Change
	($ in thousands, unaudited)
Net income	$48,508	$37,263	$11,245
Interest expense – other	8,828	6,568	2,260
Income tax expense	6,329	-	6,329
Depreciation and amortization	3,249	2,682	567
Change in fair value of warrant liability(1)	(771)	(1,336)	565
Loss (gain) on contingent consideration	6,762	(1,674)	8,436
Transaction costs(2)	3,648	1,323	2,325
Loss on extinguishment of debt	6,559	-	6,559
Other expense (income), net	155	1,402	(1,247)
Adjusted EBITDA	$83,267	$46,228	37,039

(1)
Represents the non-cash expense recognized during the period for the change in the fair value of the LLC Warrants held by Goldman and Beekman, which are accounted for as liabilities on our balance sheet.

(2)	Consists of transaction costs related to the 2019 Acquisitions, 2018 Acquisitions and costs related to the IPO and September 2020 offering.

Adjusted EBITDA was $83.3 million for the year ended September 30, 2020 compared to $46.2 million for the year ended September 30, 2019. The increase in Adjusted EBITDA resulted from our 24.4% increase in same-store sales growth for the year ended September 30, 2020 as compared to the year ended September 30, 2019, combined with the results of the fiscal year 2019 Acquisitions and our ability to increase gross profit margins, control selling, general and administrative expenses and the impact of the adjusting items noted above.

Year Ended September 30, 2019, Compared to Year Ended September 30, 2018.

	Years Ended September 30,
Description	2019	2018	Change
	($ in thousands)
Net income (loss)	$37,263	$1,946	$35,317
Interest expense – other	6,568	3,836	2,732
Income tax expense	—	—	—
Depreciation and amortization	2,682	1,685	997
Change in fair value of warrant liability(1)	(1,336)	33,187	(34,523)
Gain on settlement of contingent consideration	(1,674)	—	(1,674)
Transaction costs(2)	1,323	438	885
Other expense (income), net	1,402	(269)	1,671
Adjusted EBITDA	$46,228	$40,823	$5,405

(1)
Represents the non-cash expense recognized during the period for the change in the fair value of the LLC Warrants held by Goldman and Beekman, which are accounted for as liabilities on our balance sheet.

(2)	Consists of transaction costs related to the 2019 Acquisitions and the 2018 Acquisitions.

Adjusted EBITDA was $46.2 million for the fiscal year ended September 30, 2019 compared to $40.8 million for the fiscal year ended September 30, 2018. The increase in Adjusted EBITDA resulted from our 11.8% increase in same-store sales growth during the fiscal year ended September 30, 2019, combined with the results of the 2019 Acquisitions and the inclusion of the financial results of the 2018 Acquisitions for the full twelve-month period. This increase in Adjusted EBITDA as a result of increased sales was partially offset by a reduction in our gross profit percentage and the impact of the adjusting items noted above.

Seasonality

Our business, along with the entire recreational boating industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our stores in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, our operations could be substantially more seasonal if we acquire dealer groups that operate in colder regions of the United States. Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, reduced rainfall levels or excessive rain, may limit access to boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. We believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area. Additionally, due to the COVID-19 pandemic, our seasonal trends may also change as a result of, among other things, store closures, disruptions to the supply chain and inventory availability, manufacturer delays, and cancellation of boat shows. For more information, see “Risk Factors—Risks Related to Our Business—Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets” and “Business—Seasonality.”

Liquidity and Capital Resources

Overview

OneWater Inc. is a holding company with no operations and is the sole managing member of OneWater LLC. OneWater Inc’s principal asset consists of common units of OneWater LLC. Our earnings and cash flows and ability to meet our obligations under the Refinanced Credit Facility, and any other debt obligations will depend on the cash flows resulting from the operations of our operating subsidiaries, and the payment of distributions by such subsidiaries. Our Refinanced Credit Facility and Inventory Financing Facility (described below) contain certain restrictions on distributions or transfers from our operating subsidiaries to their members or unitholders, as applicable, as described in the summaries below under “—Debt Agreements—Refinanced Credit Facility” and “—Inventory Financing Facility.” Accordingly, the operating results of our subsidiaries may not be sufficient for them to make distributions to us. As a result, our ability to make payments under the Refinanced Credit Facility and any other debt obligations or to declare dividends could be limited.

Our cash needs are primarily for growth through acquisitions and working capital to support our retail operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions of dealer groups and stores. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, we believe we will have adequate cash flow from operations, borrowings under our Credit Facilities and proceeds from any future issuances of debt or equity to fund our current operations, and essential capital expenditures and acquisitions for the next twelve months.

Cash needs for acquisitions have historically been financed with our credit facilities, including the Refinanced Credit Facility and cash generated from operations. Our ability to utilize the Refinanced Credit Facility to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Term and Revolver Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of September 30, 2020, we were in compliance with all covenants under the Refinanced Credit Facility and the Inventory Financing Facility.

Cash Flows

Analysis of Cash Flow Changes Between the Year Ended September 30, 2020 and 2019

The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
Description	2020	2019	Change
	($ in thousands, unaudited)
Net cash provided by (used in) operating activities	$212,477	$(5,725)	$218,202
Net cash used in investing activities	(4,672)	(10,998)	6,326
Net cash (used in) provided by financing activities	(151,144)	12,458	(163,602)
Net change in cash	$56,661	$(4,265)	$60,926

Operating Activities. Net cash provided by operating activities was $212.5 million for the year ended September 30, 2020 compared to net cash used in operating activities of $5.7 million for the year ended September 30, 2019. The $218.2 million increase in cash provided by operating activities was primarily attributable to a $166.2 million increase in the change in inventory, a $12.9 million increase in the change in customer deposits, a $9.9 million increase in the change in other payables and accrued expenses and a $11.2 million increase in net income for the year ended September 30, 2020 as compared to the year ended September 30, 2019.

Investing Activities. Net cash used in investing activities was $4.7 million for the year ended September 30, 2020 compared to $11.0 million for the year ended September 30, 2019. The $6.3 million decrease in cash used in investing activities was primarily attributable to a $19.4 million decrease in cash used in acquisitions partially offset by a $15.6 million decrease in proceeds from sale and leaseback for the year ended September 30, 2020 as compared to the year ended September 30, 2019.

Financing Activities. Net cash used in financing activities was $151.1 million for the year ended September 30, 2020 compared to net cash provided by financing activities of $12.5 million for the year ended September 30, 2019. The $163.6 million decrease in financing cash flow was primarily attributable to an $87.1 million increase in the distributions to redeemable preferred interest members and redemption of redeemable preferred interest, a $125.7 million decrease in net borrowings on our Inventory Financing Facility and a $111.9 million increase in payments on long-term debt, partially offset by $59.2 million in proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts and commissions, $8.1 million in proceeds from issuance of Class A common stock sold in the September offering, net of underwriting discounts and commissions, and a $115.5 million increase in proceeds on long-term debt for the year ended September 30, 2020 as compared to the year ended September 30, 2019.

Analysis of Cash Flow Changes Between the Years Ended September 30, 2019 and 2018

The following table summarizes our cash flows for the periods indicated:

	Years Ended September 30,
Description	2019	2018	Change
	($ in thousands)
Net cash used in operating activities	$(5,725)	$(4,250)	$(1,475)
Net cash used in investing activities	(10,998)	(23,920)	12,922
Net cash provided by financing activities	12,458	34,257	(21,799)
Net change in cash	$(4,265)	$6,087	$(10,352)

Operating Activities. Net cash used in operating activities was $5.7 million for the fiscal year ended September 30, 2019 compared to $4.3 million for the fiscal year ended September 30, 2018. The $1.5 million increase in cash used in operating activities was primarily attributable to a $39.0 million increase in the change in inventory and a $5.6 million increase in the change in prepaid and other current assets. These amounts were partially offset by the net income for the period and a non-cash gain on settlement of contingent consideration.

Investing Activities. Net cash used in investing activities was $11.0 million for the fiscal year ended September 30, 2019 compared to $23.9 million for the fiscal year ended September 30, 2018. The $12.9 million decrease in net cash used in investing activities was primarily attributable to $19.4 million in cash used in acquisitions and $7.3 million in purchases of property and equipment and construction in progress. These amounts were partially offset by an increase in proceeds from the sale and leaseback transactions in the fiscal year ended September 30, 2019 versus the fiscal year ended September 30, 2018.

Financing Activities. Net cash provided by financing activities was $12.5 million for the fiscal year ended September 30, 2019 compared to $34.3 million for the fiscal year ended September 30, 2018. The $21.8 million decrease in cash provided by financing activities was primarily attributable to payments on long-term debt and distributions to members, partially offset by net borrowings on our Inventory Financing Facility.

Debt Agreements

Term and Revolver Credit Facility

On October 28, 2016, OneWater LLC and certain of our subsidiaries entered into a Credit and Guaranty Agreement with OWM BIP Investor, LLC, as a lender, Goldman Sachs Specialty Lending Group, L.P., as a lender, administrative agent and collateral agent, and various lender parties thereto (as amended, the “GS/BIP Credit Facility”). The as amended terms of the GS/BIP Credit Facility immediately preceding the IPO consisted of an up to $60.0 million multi-draw term loan facility and a $5.0 million revolving line of credit.

On February 11, 2020, in connection with the IPO, OneWater Inc. entered into an Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P., which, among other things, modified the terms of the GS/BIP Credit Facility to (i) increase the revolving facility from $5.0 million to $10.0 million (“Revolving Facility”), (ii) increase the maximum amount available under the multi-draw term loan from $60.0 million to $100.0 million (“Multi-Draw Term Loan”), (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022, (v) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025 and (vi) remove OWM BIP Investor, LLC as a lender. The Term and Revolver Credit Facility bore interest at a rate that is equal to, at OneWater Inc.’s option, (a) LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures, or (b) a base rate (subject to a 4.50% floor) plus an applicable margin of up to 6.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. Interest was payable quarterly for base rate borrowings and up to quarterly for LIBOR borrowings. The Term and Revolver Credit Facility included the option for the Company to defer cash payments of interest for twelve months and add the accrued interest to the outstanding principal of the note payable. The election of this feature was made during the three months ended March 31, 2020, and as a result, the interest rate increased by 2.0% for the corresponding twelve months.

Immediately upon entering into the Term and Revolver Credit Facility, we borrowed an additional $35.3 million on the Multi-Draw Term Loan to bring our total indebtedness to $100 million. Additionally, during the three months ended March 31, 2020 the Company elected the option to defer cash interest payments for twelve months.

On July 22, 2020, the Company repaid in full all indebtedness outstanding under the then-existing credit facility evidenced by the Term and Revolver Credit Facility, and in connection with such repayment, all commitments thereunder were terminated and all guarantees and security interests granted in connection therewith were released. See “—Refinanced Credit Facility” for additional information.

Refinanced Credit Facility

Effective July 22, 2020, we and certain of our subsidiaries entered into the Refinanced Credit Facility. The Refinanced Credit Facility provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan, which was advanced in full on July 22, 2020. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on July 22, 2025. There were no borrowings outstanding under the revolving credit facility on July 22, 2020. As of September 30, 2020, we had $80.0 million outstanding under the term loan and no amount outstanding under the revolving credit facility.

Borrowings under the Refinanced Credit Facility bear interest, at OWAO’s option, at either (a) a base rate (the “Base Rate”) equal to the highest of (i) the prime rate (as announced by Truist Bank from time to time), (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, (iii) the Adjusted LIBO Rate (defined below) determined on a daily basis for an interest period of one month, plus 1.00%, or (iv) 1.75%, plus an applicable margin of up to 2.00%, or (b) the rate per annum obtained by dividing the London Interbank Offered Rate for such interest period by a percentage equal to 1.00% minus the Eurodollar Reserve Percentage (the “Adjusted LIBO Rate”) plus an applicable margin of up to 3.00%. Interest on swingline loans shall be the Base Rate plus an applicable margin of up to 2.00%. All applicable interest margins are subject to step-downs based on certain consolidated leverage ratio measures.

The Refinanced Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio.

The proceeds of the term loan portion of the Refinanced Credit Facility, together with cash on OWAO’s balance sheet, have been used (i) to pay for the Refinancing, (ii) to pay the fees and expenses incurred in connection with the Refinancing and (iii) for working capital and general corporate purposes.

Inventory Financing Facility

On June 14, 2018, OneWater LLC and certain of our subsidiaries entered into the Inventory Financing Facility. On September 21, 2018, OneWater LLC and certain of our subsidiaries entered into the First Amendment to the Fourth Amended and Restated Inventory Financing Agreement, which, among other things, increased the maximum amount of borrowing available under the Inventory Financing Facility from $200.0 million to $275.0 million. On April 5, 2019, OneWater LLC and certain of its subsidiaries further amended the Inventory Financing Facility to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $275.0 million to $292.5 million. On November 26, 2019, OneWater LLC and certain of its subsidiaries entered into the Fifth Amended and Restated Inventory Financing Agreement with Wells Fargo to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $292.5 million to $392.5 million.

Effective February 11, 2020, in connection with the IPO, OneWater Inc. and certain of its subsidiaries entered into the Sixth Amended and Restated Inventory Financing Agreement with Wells Fargo (as amended, the “Inventory Financing Facility”), which amended and restated the Fifth Amended and Restated Inventory Financing Agreement, dated as of November 26, 2019, to, among other things, permit certain payments and transactions contemplated by or in connection with the IPO, including payments under the Tax Receivable Agreement. The maximum amount of borrowing available, interest rates and the termination date of the Inventory Financing Facility remained unchanged.

On July 22, 2020, the Company, OneWater LLC, Opco and certain of Opco’s subsidiaries entered into the First Amendment (the “First Amendment”) to the Inventory Financing Facility. The First Amendment amended the Inventory Financing Facility, to, among other things, address the Refinancing, permit the amount of indebtedness allowed under the Refinanced Credit Facility to be $160.0 million (which includes the potential for a $50.0 million increase under the Refinanced Credit Facility), permit the payment of fees and expenses in connection with the termination of the Term and Revolver Credit Facility and the payment of present and future transaction costs incurred in connection with the negotiation, closing and ongoing administration of the Refinanced Credit Facility.

The interest rate for amounts outstanding under the Inventory Financing Facility is calculated using the one month LIBOR plus an applicable margin of 2.75% to 5.00% for new boats and at the new boat rate plus 0.25% for pre-owned boats. Loans will be extended from time to time to enable us to purchase inventory from certain manufacturers and to lease certain boats and related parts to customers. The applicable financial terms, curtailment schedule and maturity for each loan will be set forth in separate program terms letters entered into from time to time. The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that underlies the Refinanced Credit Facility.

We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including provisions that the Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) of OneWater LLC must not exceed 2.00 to 1.00, and that our Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility) on a consolidated basis must be at least 1.50 to 1.00. We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral underlying the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interest of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired dealer groups, (ix) make any change in any of our dealer groups’ capital structure or in any of its business objectives or operations which might in any way adversely affect the ability of such dealer group to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and its subsidiaries are generally restricted from making cash dividends or distributions, except for certain dividends or distributions to OneWater LLC’s members made during specified time frames and in an amount not to exceed 50% of OneWater LLC’s consolidated net cash flow after taxes for the preceding fiscal year, provided that such dividend or distribution would not result in a default under the Inventory Financing Facility. Additionally, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Austin Singleton, and our Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.

As of September 30, 2020, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled approximately $124.0 million. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of September 30, 2020 and 2019, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was approximately 3.9% and 4.1%, respectively. As of September 30, 2020 and September 30, 2019, our additional available borrowings under our Inventory Financing Facility were approximately $268.5 million and $67.1 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of September 30, 2020, we were in compliance with all covenants under the Inventory Financing Facility.

Opco Preferred Units

On October 28, 2016, Goldman and Beekman entered into a Subscription Agreement with us and certain of our subsidiaries, pursuant to which Goldman and Beekman purchased the preferred units in Opco (the “Opco Preferred Units”).

Goldman and Beekman purchased 45,000 and 23,000 Opco Preferred Units, representing 66.2% and 33.8% of the total Opco Preferred Units outstanding for purchase prices of approximately $44.4 million and $22.7 million, respectively. The holders of Opco Preferred Units (“Opco Preferred Holders”) were entitled to (i) a “preferred return” at a rate of 10% per annum, compounded quarterly, on (a) the aggregate amount of capital contributions made, minus any prior distributions (the “unreturned preferred amount”), plus (b) any unpaid preferred returns for prior periods, and (ii) a “preferred target distribution” at a rate of 10% per annum on the unreturned preferred amount multiplied by (a) 40% for the calendar quarters ending December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019, (b) 60% for each calendar quarters ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, and (c) 80% for each calendar quarter thereafter. The preferred target distribution proportionally adjusts the amount of capital contribution of each Opco Preferred Holder. Opco and certain affiliates were required to meet certain financial covenants, including maintenance of certain leverage ratios. Failure by Opco to pay the preferred return and preferred target distribution, failure to meet certain financial covenants, or repayment in full or acceleration of the obligations under the GS/BIP Credit Facility would have permitted a majority of the Opco Preferred Holders to require us to purchase all Opco Preferred Units equal to the unreturned preferred amount plus any unpaid preferred returns (the “redemption amount”). As of September 30, 2019, the redemption amount of the Opco Preferred Units held by Goldman and Beekman in the aggregate was $87.3 million, exclusive of $1.3 million in issuance costs.

In connection with the IPO and the Reorganization, we used the net proceeds from the IPO, together with cash on hand and borrowings under the Term and Revolver Credit Facility, to redeem all of the shares of Opco Preferred Units held by Goldman and Beekman for $89.2 million.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of September 30, 2020, our indebtedness associated with our 6 acquisition notes payable totaled an aggregate of $9.1 million with a weighted average interest rate of 5.3% per annum. As of September 30, 2020, the principal amount outstanding under these acquisition notes payable ranged from $1.0 million to $2.2 million, and the maturity dates ranged from March 1, 2021 to February 1, 2022.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $77,000, and mature on dates between November 2020 to August 2025. As of September 30, 2020, we had $2.5 million outstanding under the commercial vehicles notes payable.

SBA Loans

Between April 20, 2020 and April 22, 2020, certain of our subsidiaries entered into separate promissory notes with Hancock Whitney Bank providing for loans under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (each, an “SBA Loan” and collectively, the “SBA Loans”). Total amounts received were approximately $14.1 million in the aggregate.

Based on our operating results through April 30, 2020, we determined that the impact of COVID-19 was not affecting our performance to the extent expected. While the future impact of COVID-19 remains unknown, sales trends suggest the impact will not be as severe as initially believed at this time. Accordingly, we elected to return the money received under the CARES Act on May 6, 2020.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at September 30, 2020.

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
Refinanced Credit Facility(1)	$3,375	$10,687	$65,938	$-	$80,000
Inventory Financing Facility(2)	124,035	-	-	-	124,035
Notes Payable(3)	4,574	6,559	403	-	11,536
Estimated interest payments(4)	2,828	4,478	2,189	-	9,495
Operating lease obligations(5)	10,195	18,208	17,098	48,983	94,484
Total	$145,007	$39,932	$85,628	$48,983	$319,550

(1)	Payments are generally made as required pursuant to the Refinanced Credit Facility discussed above under “—Debt Agreements—Refinanced Credit Facility.”

(2)
Payments are generally made as required pursuant to the Inventory Financing Facility discussed above under “—Debt Agreements—Inventory Financing Facility.” Amounts do not include estimated interest payments.

(3)
Includes notes payable entered into in connection with certain of our acquisitions of dealer groups and notes payable entered into with various commercial lenders in connection with our acquisition of certain vehicles. Payments are generally made as required pursuant to the terms of the relevant notes payable and as discussed above under “—Debt Agreements—Notes Payable.”

(4)	Estimated interest payments based on the outstanding principal and stated interest rates on the Refinanced Credit Facility and Notes Payable.

(5)	Includes certain physical facilities and equipment that we lease under noncancelable operating leases.

Tax Receivable Agreement

The Tax Receivable Agreement generally provides for the payment by OneWater Inc. to certain of the OneWater Unit Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using the estimated impact of state and local taxes) that OneWater Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of certain tax basis increases and certain tax benefits attributable to imputed interest. OneWater Inc. will retain the benefit of the remaining 15% of these net cash savings. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due, generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements, except for operating leases and purchase commitments under supply agreements entered into in the normal course of business.

Recent Accounting Pronouncements

As an “emerging growth company” (“EGC”), the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as subsequently amended, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-09 is effective for a public company’s annual reporting periods beginning after December 15, 2017. As an EGC, the Company has elected to adopt ASU 2014-09 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted this update on October 1, 2019 using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”). Additionally, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)” (“ASU 2016-18”). These updates require organizations to reclassify certain cash receipts and cash payments within the Statement of Cash Flows and modify the classification and presentation of restricted cash. These ASUs are effective for a public company’s annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. As an EGC, the Company has elected to adopt these ASUs following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, including interim reporting periods within fiscal years beginning after December 15, 2019. The Company adopted this update on October 1, 2019 and it did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)” (“ASU 2017-01”). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. As an EGC, the Company has elected to adopt ASU 2017-01 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company adopted this update on October 1, 2019 and it did not impact the consolidated financial statements.

Internal Controls and Procedures

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will be required to make our first assessment of our internal control over financial reporting and to comply with the management certification requirements of Section 404 in our annual report on Form 10-K for the year following our first annual report that is filed with the SEC (subject to any change in applicable SEC rules).

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using the one-month LIBOR plus an applicable margin. Based on an outstanding balance of $124.0 million as of September 30, 2020, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.2 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our Refinanced Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Refinanced Credit Facility is calculated using the one-month LIBOR (with a 0.75% floor) plus an applicable margin. Based on an outstanding balance of $80.0 million and the one-month LIBOR as of September 30, 2020, an increase of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.3 million. A basis points reduction in the underlying interest rate would not have caused a change in interest expense. We do not currently hedge our interest rate exposure.

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

Item 8.	Financial Statements and Supplementary Data.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

OneWater Marine Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ and members’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Atlanta, Georgia
December 3, 2020

Index
ONEWATER MARINE INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)

	September 30, 2020	September 30, 2019
Assets
Current assets:
Cash	$66,087	$11,108
Restricted cash	2,066	384
Accounts receivable, net	18,479	15,294
Inventories	150,124	277,338
Prepaid expenses and other current assets	15,302	9,969
Total current assets	252,058	314,093

Property and equipment, net	18,442	15,954

Other assets:
Deposits	350	345
Deferred tax assets	12,854	-
Identifiable intangible assets	61,304	61,304
Goodwill	113,059	113,059
Total other assets	187,567	174,708
Total assets	$458,067	$504,755

Liabilities and Stockholders’ and Members’ Equity
Current liabilities:
Accounts payable	$12,781	$5,546
Other payables and accrued expenses	24,221	16,567
Customer deposits	17,280	4,880
Notes payable – floor plan	124,035	225,377
Current portion of long-term debt	7,419	11,124
Total current liabilities	185,736	263,494

Long-term Liabilities:
Other long-term liabilities	1,482	1,598
Warrant liability	-	50,887
Tax receivable agreement liability	15,585	-
Long-term debt, net of current portion and unamortized debt issuance costs	81,977	64,789
Total liabilities	284,780	380,768

Redeemable preferred interest in subsidiary	-	86,018

Stockholders’ and Members’ Equity:
Members’ equity	-	31,770
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2020 and September 30, 2019	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 10,391,661 shares issued and outstanding as of September 30, 2020 and none issued and outstanding as of September 30, 2019	104	-
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 4,583,637 shares issued and outstanding as of September 30, 2020 and none issued and outstanding as of September 30, 2019	46	-
Additional paid-in capital	105,947	-
Retained earnings	16,757	-
Total stockholders’ equity attributable to OneWater Marine Inc. and members’ equity	122,854	31,770
Equity attributable to non-controlling interests	50,433	6,199
Total stockholders’ and members’ equity	173,287	37,969
Total liabilities, stockholders’ and members’ equity	$458,067	$504,755

Index
ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)

	For the Years Ended September 30,
	2020	2019	2018
Revenues
New boat sales	$717,093	$526,774	$409,947
Pre-owned boat sales	205,650	153,010	129,570
Finance & insurance income	36,792	26,151	16,623
Service, parts & other sales	63,435	61,689	46,665
Total revenues	1,022,970	767,624	602,805

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	585,720	434,242	332,728
Pre-owned boat	168,261	127,018	105,855
Service, parts & other	33,465	34,238	26,568
Total cost of sales	787,446	595,498	465,151

Selling, general and administrative expenses	143,396	116,503	91,297
Depreciation and amortization	3,249	2,682	1,685
Transaction costs	3,648	1,323	438
Loss (gain) on contingent consideration	6,762	(1,674)	-
Income from operations	78,469	53,292	44,234

Other expense (income)
Interest expense – floor plan	8,861	9,395	5,534
Interest expense – other	8,828	6,568	3,836
Change in fair value of warrant liability	(771)	(1,336)	33,187
Loss (gain) on extinguishment of debt	6,559	-	(209)
Other expense (income), net	155	1,402	(60)
Total other expense (income), net	23,632	16,029	42,288
Income before income tax expense	54,837	37,263	1,946
Income tax expense	6,329	-	-
Net income	48,508	37,263	1,946
Less: Net income attributable to non-controlling interests	(350)	(1,606)	(830)
Net income attributable to One Water Marine Holdings, LLC		$35,657	$1,116
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(30,733)
Net income attributable to OneWater Marine Inc.	$17,425

Earnings per share of Class A common stock – basic (1)	$2.79
Earnings per share of Class A common stock – diluted (1)	$2.77

Basic weighted-average shares of Class A common stock outstanding (1)	6,243
Diluted weighted-average shares of Class A common stock outstanding (1)	6,287

(1)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from February 11, 2020 through September 30, 2020, the period following the Organizational Transactions (as defined below) and OneWater Marine Inc.’s initial public offering. See Note 1.

Index
ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)

			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2017	$71,695	$26,312	-	$-	-	$-	$-	$-	$1,763	$28,075
Non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	2,500	2,500
Net income	-	1,116	-	-	-	-	-	-	830	1,946
Distributions to members	-	(3,256)	-	-	-	-	-	-	-	(3,256)
Accumulated unpaid preferred returns	7,737	(7,737)	-	-	-	-	-	-	-	(7,737)
Preferred issuance costs	(93)	-	-	-	-	-	-	-	-	-
Accretion of redeemable preferred and issuance costs	626	(626)	-	-	-	-	-	-	-	(626)
Equity-based compensation	-	154	-	-	-	-	-	-	-	154
Balance at September 30, 2018	79,965	15,963	-	-	-	-	-	-	5,093	21,056
Net income	-	35,657	-	-	-	-	-	-	1,606	37,263
Distributions to members	(3,364)	(10,587)	-	-	-	-	-	-	(500)	(11,087)
Accumulated unpaid preferred returns	8,768	(8,768)	-	-	-	-	-	-	-	(8,768)
Accretion of redeemable preferred and issuance costs	649	(649)	-	-	-	-	-	-	-	(649)
Equity-based compensation	-	154	-	-	-	-	-	-	-	154
Balance at September 30, 2019	86,018	31,770	-	-	-	-	-	-	6,199	37,969
Net (loss) income prior to organizational transactions	-	(1,394)	-	-	-	-	-	-	350	(1,044)
Distributions to members prior to organizational transactions	(1,310)	(310)	-	-	-	-	-	-	(732)	(1,042)
Accumulated unpaid preferred returns prior to organizational transactions	3,187	(3,187)	-	-	-	-	-	-	-	(3,187)
Accretion of redeemable preferred and issuance costs prior to organizational transactions	236	(236)	-	-	-	-	-	-	-	(236)
Equity-based compensation prior to organizational transactions	-	655	-	-	-	-	-	-	-	655
Effect of organizational transactions	(88,131)	(27,298)	6,088	61	8,462	85	55,740	-	73,017	101,605
Effect of September offering	-	-	3,979	40	(3,554)	(36)	50,465	-	(43,254)	7,215
Exchange of B shares for A shares	-	-	325	3	(325)	(3)	3,253		(3,253)	-
Distributions subsequent to organizational transactions	-	-	-	-	-	-	-	(668)	(14,021)	(14,689)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(5,069)	-	-	(5,069)
Equity-based compensation subsequent to organizational transactions	-	-	-	-	-	-	1,558	-	-	1,558
Net income subsequent to organizational transactions	-	-	-	-	-	-	-	17,425	32,127	49,552
Balance at September 30, 2020	$-	$-	10,392	$104	4,583	$46	$105,947	$16,757	$50,433	$173,287

Index
ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Years Ended September 30,
	2020	2019	2018

Cash flows from operating activities
Net income	$48,508	$37,263	$1,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,249	2,682	1,685
Equity-based awards	2,213	154	154
Loss (gain) on asset disposals	10	1,371	(49)
Change in fair value of long-term warrant liability	(771)	(1,336)	33,187
Loss (gain) on extinguishment of debt	6,559	-	(209)
Non-cash interest expense	477	3,478	2,441
Deferred income tax provision	509	-	-
Loss (gain) on contingent consideration	5,520	(1,674)	-
(Increase) decrease in assets:
Accounts receivable	(3,185)	(2,344)	(4,743)
Inventories	127,214	(38,954)	(39,858)
Prepaid expenses and other current assets	(7,984)	(5,565)	111
Deposits	(5)	2	(49)
Increase (decrease) in liabilities:
Accounts payable	7,235	(966)	11
Other payables and accrued expenses	10,528	614	1,605
Customer deposits	12,400	(450)	(482)
Net cash provided by (used in) operating activities	212,477	(5,725)	(4,250)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(6,309)	(7,291)	(10,135)
Proceeds from disposal of property and equipment	1,637	73	-
Proceeds from sale and leaseback	-	15,623	-
Cash used in acquisitions	-	(19,403)	(13,785)
Net cash used in investing activities	(4,672)	(10,998)	(23,920)
Cash flows from financing activities
Net (payments) borrowings from floor plan	(101,342)	24,401	35,421
Net payment to related party	-	-	(300)
Proceeds from long-term debt	129,306	13,801	7,046
Payments on long-term debt	(121,800)	(9,942)	(3,899)
Payments of debt issuance costs	(3,910)	(203)	(662)
Payments of debt extinguishment costs	(4,207)	-	-
Payments of offering costs	(5,646)	(1,148)	-
Payments of preferred issuance costs	-	-	(93)
Payment of acquisition contingent consideration	(1,456)	-	-
Distributions to redeemable preferred interest members and redemption of redeemable preferred interest	(90,503)	(3,364)	-
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	59,234	-	-
Proceeds from issuance of Class A common stock sold in September offering, net of underwriting discounts and commissions	8,075	-	-
Distributions to members	(18,895)	(11,087)	(3,256)
Net cash (used in) provided by financing activities	(151,144)	12,458	34,257
Net change in cash	56,661	(4,265)	6,087
Cash and restricted cash at beginning of period	11,492	15,757	9,670
Cash and restricted cash at end of period	$68,153	$11,492	$15,757

Supplemental cash flow disclosures
Cash paid for interest	$17,212	$12,485	$6,929
Cash paid for income taxes	246	-	-

Noncash items
Acquisition purchase price funded by long-term debt	$-	$18,800	$9,000
Acquisition purchase price funded by seller notes payable	-	10,438	3,042
Acquisition purchase price funded by contingent consideration	-	-	2,644
Purchase of property and equipment funded by long-term debt	1,190	1,067	-
Offering costs, accrued not yet paid	430	1,500	-

Index
OneWater Marine Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Description of Company and Basis of Presentation

Description of the Business

OneWater Marine Inc. (“OneWater Inc”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization on February 11, 2020 into a holding company structure for the purpose of facilitating an initial public offering (the “Offering”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Marine Inc., the “Company”), OneWater Inc is the holding company and its sole material asset is the equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations (“OWAO”), and its wholly-owned subsidiaries.

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of September 30, 2020, the Company operates a total of 61 stores in ten states, consisting of Alabama, Florida, Georgia, Kentucky, Maryland, Massachusetts, North Carolina, Ohio, South Carolina, and Texas.

Operating results are generally subject to seasonal variations. Demand for products is generally highest during the third and fourth quarters of the fiscal year and, accordingly, revenues are generally expected to be higher during these periods. General economic conditions and consumer spending patterns can negatively impact the Company’s operating results. Unfavorable local, regional, national, or global economic developments, global public health concerns, including the COVID-19 pandemic, or uncertainties could reduce consumer spending and adversely affect the Company’s business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which the Company operates stores, particularly in the Southeast, can have a major impact on the Company’s overall results of operations. Local influences such as corporate downsizing, inclement weather such as hurricanes and other storms, environmental conditions, and other events could adversely affect the Company’s operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on the Company’s business.

Sales of new boats from the Company’s top ten brands represent approximately 41.1%, 40.4% and 40.0% of total sales for the years ended September 30, 2020, 2019 and 2018, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc, including its brands Malibu, Axis, Cobalt and Pursuit, accounted for 16.2%, 15.9% and 13.4% of our consolidated revenue for the years ended September 30, 2020, 2019 and 2018, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Index
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

•
OneWater Inc entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the Legacy Owners that will continue to be LLC Unitholders. See Note 16 for additional details regarding the Tax Receivable Agreement; and

•
In connection with the Offering, the Board of Directors of OneWater Inc (the “Board”) adopted a long-term incentive plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Internal Revenue Code (the “Code”)) is 1,385,799. The LTIP is administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP.

September Offering

On September 22, 2020, OneWater Inc completed an underwritten public offering (the “September Offering”) of 3,170,868 shares of Class A common stock, at a public offering price of $20.00 per share, less underwriting discounts and commissions. OneWater Inc sold 425,000 shares of Class A common stock, and certain stockholders of the Company (the “Selling Stockholders”) sold 2,745,868 shares of Class A common stock. In connection with the September Offering, Goldman granted the underwriters a 30-day option to purchase up to an additional 475,630 shares of the Company’s Class A common stock (the “Optional Shares”). On September 29, 2020, the underwriters notified OneWater Inc and Goldman of their intent to purchase an additional 387,458 Optional Shares. The sale of the Optional Shares closed on October 2,2020. The Company did not receive any proceeds from the sale of the Optional Shares or the Class A common stock sold by Selling Stockholders.

Index
After deducting underwriting discounts and commissions, OneWater Inc received net proceeds of $8.1 million. OneWater Inc contributed all of the net proceeds of the September Offering received to OneWater LLC in exchange for LLC Units. OneWater LLC used the net proceeds for general corporate purposes.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries One Water Assets and Operations, South Shore Assets and Operations, Bosun’s Assets and Operations, Singleton Assets and Operations, Legendary Assets and Operations, South Florida Assets and Operations and Midwest Assets and Operations (collectively, the “Subsidiaries”), conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of LLC Units not owned by OneWater Inc, which will reduce net income (loss) attributable to OneWater Inc’s Class A stockholders. As of September 30, 2020, OneWater Inc owned 69.4% of the economic interest of OneWater LLC.

Basis of Financial Statement Preparation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these consolidated financial statements.

All intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the year ending on September 30. Additionally, since there are no differences between net income and comprehensive income, all references to comprehensive income have been excluded from the accompanying consolidated financial statements.

As discussed above, as a result of the Organizational Transactions, OneWater Inc is the sole managing member for OneWater LLC and consolidates OneWater LLC and its subsidiaries. The Organizational Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the completion of the Offering and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes. Thus, for periods prior to completion of the Offering, the accompanying consolidated financial statements include the historical financial position and results of operations of OneWater LLC and its subsidiaries.

COVID-19 Pandemic

In the last two weeks of March 2020, the Company began seeing the impact of the COVID-19 global pandemic on its business. Based on the guidance of local governments and health officials, we temporarily closed or reduced staffing at certain departments and locations. The Company has implemented cleaning and social distancing techniques at each of its locations. In light of the current environment, the Company’s sales team members are providing certain customers with virtual walkthroughs of inventory and/or private, at home or on water showings. The duration and related impact on the Company’s consolidated financial statements is currently uncertain, and it is possible that the pandemic, including the resurgence of COVID-19 in certain geographic areas, may negatively impact the Company’s future results of operations. The Company is monitoring and assessing the situation and preparing for implications to the business, including the ability to safely operate its stores, access to inventory and customer demand.

2.	Summary of Significant Accounting Policies

Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2020 and 2019, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.

Index
Restricted Cash

Restricted cash relates to amounts collected for pre-owned sales, in certain states, which are held in escrow on behalf of the respective buyers and sellers for future purchases of boats. Total customers deposits are shown as a liability on the consolidated balance sheets. These liabilities may be more than the applicable restricted cash balances and fluctuate due to timing differences and because in certain states the deposits are not restricted from use.

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

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the Offering were capitalized. The deferred offering costs were offset against proceeds from the Offering upon the closing of the Offering. As of September 30, 2019, $2.6 million of deferred offering costs were recorded in prepaid expenses and other current assets. There were no deferred offering costs as of September 30, 2020.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using a straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the lease period or the estimated useful lives. The estimated useful lives of assets are as follows:

Year
Company vehicles	5
Buildings and improvements	10-39
Leasehold improvements	15
Machinery and equipment	5-7
Office equipment	5-7

Expenditures for property and equipment or additions and major improvements that extend the useful life of assets are capitalized. Minor replacements, maintenance and repairs which do not extend the useful life of an asset are expensed as incurred. Property and equipment is reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Index
The carrying value of property and equipment and other long-term assets (other than goodwill and indefinite life intangible assets) is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. The Company would conclude that an asset may be impaired if the sum of such undiscounted expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. We did not record an impairment of our property and equipment in fiscal years 2020, 2019 and 2018.

Lease Commitments

The Company leases certain land, buildings, machinery, equipment, wet slips and vehicles related to its dealerships’ operations under third-party operating leases. Certain leases include provisions for renewal periods and rent escalations. Rent expense under these agreements and month-to-month rentals were recognized on a straight-line basis and totaled $12.4 million, $10.1 million and $8.0 million for the years ended September 30, 2020, 2019 and 2018, respectively.

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

In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. The Company elected a qualitative assessment for our September 30, 2020 goodwill impairment testing and determined for both assessments as of September 30, 2020 and 2019, that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, no impairment for goodwill was required for the years then ended.

Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization.

Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. The Company elected qualitative assessments for our September 30, 2020 identifiable intangible assets impairment testing and determined for both assessments as of September 30, 2020 and 2019, that it was more likely than not that the fair values of the Company’s identifiable intangible assets were greater than their carrying amounts, and as a result, no impairment for identifiable intangible assets was required for the years then ended.

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

Index
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

Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. Prior to the adoption of ASU 2014-09, “Revenue from Contracts with Customers, Topic 606,” revenue from parts and service operations were recognized when the customer took delivery of the part or serviced boat.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. Subject to our agreements and in the event of early cancellation of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the transaction price by the third-party financial institutions and insurance companies. We constrain our estimate of variable consideration associated with chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended September 30, 2020, 2019 and 2018.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the year ended September 30, 2020 is as follows:

($ in thousands)	For the Year Ended September 30, 2020
Beginning contract liability	$4,880
Revenue recognized from contract liabilities included in the beginning balance	(4,880)
Increases due to cash received, net of amounts recognized in revenue during the period	17,280
Ending contract liability	$17,280

In accordance with the new revenue standard requirements, the Company recorded a $1.5 million contract asset in prepaid expenses and other current assets as of September 30, 2020. Net income increased $0.9 million, basic and diluted EPS each increased $0.14 per share for the year ended September 30, 2020 in accordance with the adoption.

Contract assets related to the repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

The following table sets forth percentages on the timing of revenue recognition for the year ended September 30, 2020.

Index
For the Year Ended September 30, 2020
Goods and services transferred at a point in time	97.0%
Goods and services transferred over time	3.0%
Total Revenue	100.0%

Advertising Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 606, we net amounts received under our co-op assistance programs from our manufacturers against the related advertising expenses. Advertising costs are expensed as incurred. Total advertising costs for the years ended September 30, 2020, 2019 and 2018, were $5.4 million, $7.0 million and $4.8 million, which are net of related co-op assistance of $0.7 million, $0.9 million and $0.8 million, respectively.

Equity-Based Compensation

Equity-based compensation plans are accounted for following the provisions of FASB Accounting Standards Codification 718, ‘‘Compensation — Stock Compensation’’ (‘‘ASC 718’’). Equity-based awards are designed to reward employees for their long-term contributions to the Company and to provide incentives for them to remain with the Company. Valuation models and the quoted market price of our common stock are used to value all equity-based compensation. Compensation for awards is measured at fair value on the grant date based on the number of shares expected to vest. The Company recognizes compensation cost for all awards on a straight-line basis over the requisite service period of the award.

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

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, the Company adjusts the financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in the consolidated statements of operations.

Loan costs

The Company accounts for its loan costs in accordance with FASB ASU No. 2015-03, ‘‘Interest-Imputation Subtopic (835-30): Simplifying the Presentation of Debt Issuance Costs’’, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction of the carrying amount of that debt liability.

Loan costs are amortized to interest expense on a straight-line basis over the life of the loan, which approximates the effective interest method.

Index
Sale and Leaseback

In accordance with ASC 840-40 ‘‘Sales-Leaseback Transactions,’’ the Company has recorded a deferred gain as of September 30, 2020 and 2019 in relation to the sale and leaseback of certain of the Company’s operating facilities and equipment during the year ended September 30, 2019. As such, the gains have been deferred and are being amortized on a straight-line basis over the life of the leases.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, those relating to inventory mark downs, certain assumptions related to intangible and long-lived assets, share based compensation, fair value of warrants and accruals for expenses relating to business operations.

Segment Information

As of September 30, 2020 and September 30, 2019, the Company had one operating segment, marine retail. The marine retail segment consists of retail boat dealerships offering the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

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

Index
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

Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, ‘‘Leases (Topic 842)’’ (‘‘ASU 2016-02’’). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for a public company’s annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. As an EGC, the Company has elected to adopt ASU 2016-02 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, earlier application is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements, related disclosures and internal controls over financial reporting. The Company plans to adopt ASU 2016-02 in fiscal year 2023 and expects the adoption of ASU 2016-02 to have a significant and material impact on the consolidated balance sheet given the current lease agreements for the Company’s stores. Based on the current assessment, it is expected that most of the operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on the consolidated financial statements and related disclosures and internal control over financial reporting.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods. As an EGC, the Company has elected to adopt the pronouncement following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in fiscal year 2023.

Index
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements.

4.	Acquisitions

In the years ended September 30, 2019 and 2018, the Company completed acquisitions of multiple retail boat dealer groups in the United States. No acquisitions were completed during the year ended September 30, 2020. The results of operations of acquisitions are included in the accompanying consolidated financial statements from the acquisition date forward. The purchase price of acquisitions was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill.

In fiscal 2019, we completed the following transactions:

•	On December 1, 2018, the Slalom Shop with two locations in Texas
•	On February 1, 2019, Ocean Blue Yacht Sales with three locations in Florida
•	On February 1, 2019, Ray Clepper Boat Center with one location in South Carolina
•	On May 1, 2019, Caribee Boat Sales and Marina with one location in Florida
•	On August 1, 2019, Central Marine with three locations in Florida

Total purchase price of the fiscal 2019 acquisitions was $48.6 million and was paid with $19.4 million in cash and the remaining $29.2 million was financed with long-term debt and seller notes payable. Included in our results for the year ended September 30, 2019, the acquisitions contributed $62.0 million to our consolidated revenue and $4.0 million to our net income. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, and valuation fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $1.3 million for the year ended September 30, 2019.

In fiscal 2018, we completed the following transactions:

•	On February 1, 2018, Texas Marine with three locations in Texas
•	On April 1, 2018, Spend-A-Day Marine with two locations in Ohio
•	On June 1, 2018, Bosun’s Marine with four locations in Massachusetts

Total purchase price of the fiscal 2018 acquisitions was $31.0 million and was paid with $13.8 million in cash, an estimated payment of contingent consideration of $2.6 million, $12.0 million was financed with long-term debt and seller notes payable and $2.5 million was reinvested in Bosun’s Marine. Included in our results for the year ended September 30, 2018, the acquisitions contributed $68.4 million to our consolidated revenue and $6.1 million to our net income. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, and valuation fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.4 million for the year ended September 30, 2018.

The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the fiscal 2019 transactions:

Assets acquired and liabilities assumed for the Year Ended September 30,	2019
Prepaid expenses	$249
Accounts receivable	2,062
Inventory	54,023
Property and equipment	7,045
Identifiable intangible assets	13,572
Goodwill	16,879
Liabilities assumed	(45,189)
Total purchase price	$48,641

Index
The following unaudited pro forma results of operations for the years ended September 30, 2019 and 2018 assumes that all 2019 and 2018 acquisitions were completed on October 1, 2017.

($ in thousands)	2019	2018
Pro forma revenues	$827,488	$765,992
Pro forma net income	$39,899	$8,910

5.	Accounts Receivable

The accounts receivable balance at September 30, 2020 and 2019, represents trade and other receivables. Accounts receivable primarily consists of contracts in transit. These amounts represent anticipated funding from the loan agreement customers execute at the store when they purchase their new or pre-owned boat. These finance contracts are typically funded within 30 days. Trade receivables include amounts due from customers on the sale of boats, parts, service, and storage. Amounts due from manufacturers represent receivables for various manufacturer incentive programs and parts and service work performed pursuant to the manufacturers’ warranties.

Accounts receivable consisted of the following:

($ in thousands)	September 30, 2020	September 30, 2019
Contracts in transit	$13,532	$8,453
Trade and other accounts receivable	1,023	1,544
Manufacturer receivable	4,059	5,297
Total accounts receivable	18,614	15,294
Less – allowance for doubtful accounts	(135)	-
Total accounts receivable, net	$18,479	$15,294

The allowance for uncollectible receivables was not material to the consolidated financial statements as of September 30, 2020 or 2019. Management closely monitors outstanding accounts receivable for collectability based on the age of the receivable and the history of past collections and will write off any balances that are considered to be uncollectible.

6.	Inventories

Inventories consisted of the following at:

($ in thousands)	September 30, 2020	September 30, 2019
New vessels	$120,012	$234,312
Pre-owned vessels	21,262	33,729
Work in process, parts and accessories	8,850	9,297
Total inventories	$150,124	$277,338

Index
7.	Property and Equipment

Property and equipment consisted of the following:

($ in thousands)	September 30, 2020	September 30, 2019
Land	$417	$1,066
Buildings and improvements	1,052	336
Leasehold improvements	6,609	5,197
Machinery and equipment	5,910	4,743
Office equipment	6,133	3,795
Company vehicles	5,496	4,537
Construction in progress	1,291	1,601
Total property and equipment	26,908	21,275
Less accumulated depreciation	(8,466)	(5,321)
Total property and equipment, net	$18,442	$15,954

For the years ended September 30, 2020, 2019 and 2018, depreciation and amortization expense totaled $3.2 million, $2.7 million and $1.7 million, respectively.

8.	Goodwill and Other Identifiable Intangible Assets

Our acquisitions have resulted in the recording of goodwill and other identifiable intangible assets. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. There were no acquisitions for the year ended September 30, 2020. The changes in goodwill and identifiable intangible assets for the year ended September 30, 2019 are as follows:

($ in thousands)	Goodwill
Balance as of September 30, 2018	$96,180
Goodwill acquisitions during the year	16,879
Balance as of September 30, 2019	113,059
Goodwill acquisitions/divestitures during the year	-
Balance as of September 30, 2020	$113,059

Index
($ in thousands)	Identifiable Intangible Assets
Balance as of September 30, 2018	$47,732
Identifiable intangible assets acquisitions during the year	13,572
Balance as of September 30, 2019	61,304
Identifiable intangible assets acquisitions/divestitures during the year	-
Balance as of September 30, 2020	$61,304

See Note 2 for more information about our annual impairment tests of goodwill and identifiable intangible assets.

9.	Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following:

($ in thousands)	September 30, 2020	September 30, 2019
Payroll accrual	$10,691	$3,999
Sales tax payable	3,101	1,870
Other payables and accrued expenses	4,644	4,784
Acquisition contingent consideration	5,520	-
Accrued interest	265	5,914
Total other payables and accrued expenses	$24,221	$16,567

10.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On July 22, 2020, the Company entered into the First Amendment to the Sixth Amended and Restated Inventory Financing Agreement (the “2020 Inventory Financing Facility”), to, among other things, address the refinancing on July 22, 2020 with Truist Bank, permit the payment of fees and expenses in connection with the termination of the Term and Revolver Credit Facility and permit the payment of transaction costs in connection with the Credit Agreement. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers). The outstanding balance of the facility was $124.0 million and $225.4 million, as of September 30, 2020 and 2019, respectively.

On February 11, 2020, in connection with the Offering, the Company and certain of its subsidiaries entered into the 2020 Inventory Financing Facility and, among other things, permitted certain payments and transactions in connection with the Offering, including payments under the Tax Receivable Agreement. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged.

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

Index
Interest on new boats and for rental units is calculated using the one month London Inter-Bank Offering Rate (“LIBOR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of September 30, 2020 the interest rate on the Inventory Financing Facility ranged from 2.90% to 5.15% for new inventory and 3.15% to 5.40% for pre-owned inventory. As of September 30, 2019 the interest rate on the Inventory Financing Facility ranged from 4.77% to 7.02% for new inventory and 5.02% to 7.27% for pre-owned inventory. Borrowing capacity available at September 30, 2020 and September 30, 2019 was $268.5 million and $67.1 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio as well as a minimum fixed charge coverage ratio. In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all convenants at September 30, 2020.

The collateral for the 2020 Inventory Financing Facility consists primarily of our inventory that is financed through the 2020 Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the Credit Agreement (defined below).

11.	Long-term Debt and Line of Credit

2020 Credit Agreement

On July 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”), with Truist Bank. The Credit Agreement provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The Credit Agreement bears interest at a rate that is equal to LIBOR for such interest period plus an applicable margin of up to 3.00%, subject to step-downs to be determined based on the consolidated leverage ratio. The revolving credit facility is subject to an unused line fee of up to 0.40%, subject to step-downs to be determined based on the consolidated leverage ratio. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on July 22, 2025.

In connection with the refinance on July 22, 2020, the Company used $30.9 million cash on hand and the $80.0 million term loan under the Credit Agreement to repay the $104.8 million outstanding principal and interest and a $4.2 million early termination fee under Term and Revolver Credit Facility (defined below). The remaining $1.9 million was recorded as debt issuance costs and will be amortized over the life of the Credit Agreement. In connection with the extinguishment, the Company also recognized $2.4 million of expense for unamortized debt issuance costs related to the Term and Revolver Credit Facility in the Consolidated Statements of Operations.

The Credit Agreement is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral under the Credit Agreement does not include inventory and certain other assets of the Company’s subsidiaries financed under the 2020 Inventory Financing Facility. The Credit Agreement is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit agreement also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all convenants at September 30, 2020.

Term and Revolver Credit Facility

On February 11, 2020, in connection with the Offering, the Company entered into an Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”) by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. The amendment, among other things, modified the terms to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022 (v) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025 and (vi) remove OWM BIP Investor, LLC as a lender. The Term and Revolver Credit Facility bore interest at a rate that is equal to LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. The Term and Revolver Credit Facility included the option for the Company to defer cash payments of interest for twelve months and add the accrued interest to the outstanding principal of the note payable. This election was made and as a result, the interest rate was increased by 2.0%. Immediately upon closing of the agreement, the Company borrowed an additional $35.3 million on the Multi-Draw Term Loan. The Term and Revolver Credit Facility was repaid in full on July 22, 2020 in connection with the Credit Agreement.

Index
The Term and Revolver Credit Facility was collateralized by all real, personal and mixed property (including capital units) of the Company. Under the agreement, the Company was required to be in compliance with various financial covenants including a minimum fixed charge coverage ratio, a maximum senior leverage ratio, a maximum total leverage ratio and $1,000,000 minimum consolidated liquidity. In addition, certain non-financial covenants could have restricted the Company’s ability to incur additional debt, make certain investments, enter into certain transactions with stockholders or affiliates, dispose of assets or pay dividends or distributions excluding distributions related to the payment of taxes by members

On May 1, 2019, the Company further expanded the multi-draw term loan with Goldman and BIP. The maximum available under the facility was increased from $50.0 million to $60.0 million. The applicable interest rate, maturity, terms, conditions and covenants were unchanged.

On February 1, 2018, the Company expanded the multi-draw term loan with Goldman and Beekman. The maximum available under the facility was increased from $20.0 million to $50.0 million. The applicable interest rate, maturity, terms, conditions and covenants were unchanged.

The Company entered into a $20.0 million multi-draw term loan and a $5.0 million revolving line of credit with Goldman and Beekman on October 28, 2016. The loans and line of credit were subject to an applicable interest rate of 10.0% per annum. The multi-draw term loan was also subject to a 0.5% unused line fee. The multi-draw term loan was to be repaid in equal consecutive quarterly payments in the annual amount equal to 5.0% of the aggregate principal amount outstanding immediately prior to December 31, 2019. The loan was to mature on October 28, 2021 and the full principal and any accrued unpaid interest was due in full on that date. Repayments on the revolving line of credit could be made at any time.

Long-term debt consisted of the following at:

($ in thousands)	September 30, 2020	September 30, 2019
Term note payable to Truist Bank, secured and bearing interest at 2.40% at September 30, 2020. The note requires quarterly principal payments commencing on March 31, 2021 and maturing with a full repayment on July 22, 2025	$80,000	$-
Multi-draw term note payable to Goldman Sachs Specialty Lending Group, L.P. and OWM BIP Investor, LLC, secured and bearing interest at 10.0% at September 30, 2019. The note was repaid in full	-	58,000
Revolving note payable for an amount up to $30.0 million to Truist Bank	-	-
Revolving note payable for an amount up to $30.0 million to Goldman Sachs Specialty Lending Group, L.P. and OWM BIP Investor, LLC	-	-
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through August 2025	2,454	2,371
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Lab Marine, Inc., unsecured and bearing interest at 6.0% per annum. The note requires annual interest payments, with a balloon payment of principal due on March 1, 2021	1,500	1,500
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2021	1,271	1,271
Note payable to Bosun’s Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments with a balloon payment due on June 1, 2021	1,227	1,227
Note payable to Rebo, Inc., unsecured and bearing interest at 5.5% per annum. The note requires annual interest payments with a balloon payment due on April 1, 2021	1,000	1,000
Note payable to Rambo Marine, Inc., unsecured and bearing interest at 7.5% per annum. The note was repaid in full	-	3,133
Note payable to Marina Mikes, LLC, unsecured and bearing interest at 5.0% per annum. The note was repaid in full	-	2,125
Note payable to Sunrise Marine, Inc. and Sunrise Marine of Alabama, Inc., unsecured and bearing interest at 6.0% per annum. The note was repaid in full	-	1,400
Note payable to Texas Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note was repaid in full	-	815
Total debt outstanding	91,536	76,926
Less current portion (net of current debt issuance costs)	(7,419)	(11,124)
Less unamortized portion of debt issuance costs	(2,140)	(1,013)
Long-term debt, net of current portion of unamortized debt issuance costs	$81,977	$64,789

Index
Principal repayment requirements of long-term debt at September 30, 2020 are as follows (in thousands):

Year Ending September 30,	Amount
2021	$7,949
2022	10,546
2023	6,700
2024	8,752
2025	57,589
Total principal payments	$91,536

Debt issuance costs are amortized on a straight-line basis over the life of the loan, which approximates the effective interest method. During 2020 and 2019, the Company capitalized loan costs of $3.9 million and $0.2 million, respectively, and had accumulated amortization of $0.1 million and $0.7 million as of September 30, 2020 and 2019, respectively. In connection with the prepayment of the Term and Revolver Credit Facility, the Company wrote off unamortized debt issuance costs of $2.4 million which was included in loss on extinguishment of debt in the Consolidated Statements of Operations. Amortization for the years ended September 30, 2020, 2019 and 2018 amounted to $0.4 million, $0.3 million and $0.2 million, respectively, and is included in interest expense.

The Company had no outstanding letters of credit as of September 30, 2020.

Index
12.	Stockholders’ and Members’ Equity

Equity-Based Compensation

In periods prior to the Offering, the Company issued Profit in Interests awards to select members of executive management. These awards were for Class B units which represent non-voting units. These awards were to vest over three to five years and are designed to motivate and retain the executives through long-term performance incentives. As part of the Organizational Transactions, previously issued Profit in Interests awards fully and immediately vested and were exchanged for 32,754 OneWater LLC Units.

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

In connection with the consummation of the Offering, OneWater Inc granted to its named executive officers equity-based awards under the LTIP, which consist of (i) 17,333 restricted stock units subject to time-based vesting for each of Messrs. Singleton (Chief Executive Officer) and Aisquith (Chief Operating Officer), and (ii) 10,000 restricted stock units subject to time-based vesting for Mr. Ezzell (Chief Financial Officer). These restricted stock units vest in four equal annual installments commencing on February 7, 2021.

During the period following the Offering through September 30, 2020, the Board approved the grant of an additional 139,727 time-based vesting restricted stock units. 39,727 restricted stock units fully vest on February 7, 2021 and the remaining 100,000 restricted stock units vest in four equal annual installments commencing on February 7, 2021.

Compensation cost for restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a straight-line basis over the applicable vesting periods.

During the period following the offering through September 30, 2020, the Board approved the grant of 67,000 performance share units, which represents 100% of the target award. Performance share units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2020 as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 175% of the target number of units depending upon achievement of the performance goals. Performance share units vest in four equal annual installments. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved, and is recognized on a graded basis over the four-year vesting period. As of September 30, 2020, the Company fully achieved the performance targets at 175% and therefore $0.5 million of expense related to the performance awards was recorded in the year ended September 30, 2020.

Index
The following table further summarizes activity related to restricted stock units for the period from the Offering to September 30, 2020:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Issued on February 11, 2020	44,666	$14.61
Awarded	256,977	15.98
Vested	-	-
Forfeited	-	-
Unvested at September 30, 2020	301,643	$15.78

For the year ended September 30, 2020, the Company recognized $1.6 million of compensation expense related to the grant of restricted stock units. As of September 30, 2020, the total unrecognized compensation expense related to outstanding equity awards was $3.2 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

Investor Voting Warrants

On October 28, 2016, the Company issued 25,000 OneWater LLC common unit warrants in exchange for $1.0 million. The common unit warrants had a ten-year life from the date of issuance and provided the holders with a put right after 5 years, or potentially earlier, under certain circumstances. The holders of the warrants maintained full voting rights in OneWater LLC. As the common unit warrants could be settled in cash at the election of the holder, the fair value of the common unit warrants were included in warrant liability in the accompanying consolidated balance sheets as of September 30, 2019. The common unit warrants were exercised for $0.0001 per unit in exchange for cash or common units of OneWater LLC. In connection with the Offering, Goldman and Beekman received 2,148,806 OneWater LLC units upon exercise of the warrants.

The Company engaged a third-party valuation specialist to assist management in performing a valuation of the fair value of the common unit warrants. Accordingly, the warrant liability was accounted for based on inputs that were unobservable and significant to the overall fair value measurement (Level 3). The valuation considered both a market and a discounted cash flows approach in arriving at the fair value of the common unit warrants. As previously noted, the common unit warrants were exercised at the Offering for common units of OneWater LLC and therefore no warrant liability existed as of September 30, 2020. As of September 30, 2019 the fair value of the warrant liability was $50.9 million. The Company recognized (income) expense of $(0.8) million, $(1.3) million and $33.2 million for the years ended September 30, 2020, 2019 and 2018, respectively, and this change in the fair value was recorded as a change in the fair value of warrants in the accompanying consolidated statements of operations.

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

Non-Controlling Interest

In connection with the Offering, the former owners of Bosun’s Assets and Operations (“BAO”) and South Shore Assets and Operations (“SSAO”) received 290,466 and 306,199 shares of Class A common stock, respectively, for the surrender of their respective 25.0% ownership interests. The results of operations for BAO and SSAO have been included in the Company’s consolidated financial statements and the former owners’ minority interests have been recorded, accordingly, through the date of the Offering.

Index
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the LLC Unitholders. Changes in ownership interest in OneWater LLC while OneWater Inc retains its controlling interest will be accounted for as equity transactions. Future direct exchanges of LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of September 30, 2020, OneWater Inc owned 69.4% of the economic interest of OneWater LLC with the LLC Unitholders owning the remaining 30.6%.

Earnings Per Share

Basic and diluted earnings per share of Class A common stock is computed by dividing net income attributable to OneWater Inc for the period from February 11, 2020 through September 30, 2020 (the period following the Organizational Transactions and the Offering), by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share is computed by giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to February 11, 2020, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share for the year ended September 30, 2020 (in thousands, except per share data):

Earnings per share:	Year Ended September 30, 2020
Numerator:
Net income attributable to OneWater Inc	$17,425

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	6,243
Effect of dilutive securities:
Restricted stock units	44
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	6,287

Earnings per share of Class A common stock – basic	$2.79
Earnings per share of Class A common stock – diluted	$2.77

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

Year Ended September 30, 2020
Class B common stock	8,324
Restricted stock units	220
8,544

Index
13.	Retirement Plan

The Company offers a 401(k) retirement plan to its full-time employees over the age of 21. The Company currently makes discretionary matching contributions of 50.0% for the first 4.0% of employee salary deferrals. The Company made discretionary contributions of $0.8 million, $0.6 million and $0.4 million for the years ended September 30, 2020, 2019 and 2018, respectively.

14.	Fair Value Measurements

In determining fair value, OneWater LLC uses various valuation approaches including market, income and/or cost approaches. FASB standard ‘‘Fair Value Measurements’’ (Topic 820) establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are those that reflect the Company’s expectation of the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that OneWater LLC has the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property, plant and equipment and other intangibles and those used in the reporting unit valuation in the annual goodwill impairment evaluation contingent consideration and those used in the valuation of the warrant liability.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required in determining fair value is greatest for assets and liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. Fair value measurements can be volatile based on various factors that may or may not be within the Company’s control.

15.	Redeemable Preferred Interest in Subsidiary

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

Index
16.	Income Taxes

The Company is a corporation and, as a result is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.

The components of income tax expense are:

($ in thousands)	Year Ended September 30, 2020
Current:
Federal	$4,384
State	1,436
5,820
Deferred:
Federal	395
State	114
509
Income tax expense	$6,329

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended September 30,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
Income attributable to non-controlling interests and nontaxable income	(12.4)	(21.0)	(21.0)
State income taxes, net of federal benefit	2.3	-	-
Other	0.6	-	-
Effective income tax rate	11.5%	-%	-%

Details of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	September 30, 2020
Deferred tax assets:
Investment in partnerships	$9,063
Tax receivable agreement	3,791
Total	12,854
Valuation allowance	-
Total deferred tax assets	12,854
Total deferred tax liabilities	-
Deferred tax assets, net	$12,854

There was no valuation allowance recorded against the deferred tax asset as of September 30, 2020.

As of September 30, 2020, we had income taxes payable of $5.6 million which is included in Accounts Payable.

Index
As of September 30, 2020 and 2019, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination for the tax years beginning with the year ended September 30, 2020. The Company is not currently subject to income tax audits in any U.S. or state jurisdiction for any tax year.

Tax Receivable Agreement

As of September 30, 2020, our liability under the Tax Receivable Agreement was $15.6 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the Limited Liability Company Agreement).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our ability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of LLC Units pursuant to an exercise of the Redemption Right or Call Right (each as defined in the Limited Liability Company Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statements of operations.

17.	Contingencies and Commitments

The Company recorded rent expense of $12.4 million, $10.1 million and $8.0 million during the years ended September 30, 2020, 2019 and 2018, respectively. The Company leases certain facilities and equipment under noncancelable operating lease agreements having terms in excess of one year expiring through 2037.

Future minimum lease payments under these noncancelable leases as of September 30, 2020, are summarized as follows:

Year Ending September 30,	Amount (in thousands)
2021	$10,195
2022	9,357
2023	8,851
2024	8,677
2025	8,421
Thereafter	48,983
Total minimum lease payments	$94,484

Sale and Leaseback

In August 2019, the Company entered into a sale and leaseback transaction for certain operating facilities and equipment. In accordance with ASC 840-40 ‘‘Sales-Leaseback Transactions,’’ at September 30, 2020 and 2019 the Company has a deferred gain of $1.6 million and $1.7 million, respectively, related to certain operating facilities and equipment. The deferred gain is being amortized over the life of the leases through July 2034. The Company also recognized a loss of $1.4 million related to certain operating facilities and equipment. Total proceeds from sales and leaseback in the year ended September 30, 2019 were $15.6 million.

Index
Acquisition Contingent Consideration

As of September 30, 2020, the Company has recorded an estimate of contingent consideration for a fiscal year 2019 acquisition in the amount of $5.5 million. The acquisition contingent consideration liability has been accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). As of September 30, 2019, the contingency period for a fiscal year 2018 transaction had closed and a final payout in the amount of $1.5 million has been recorded. These amounts have been recorded in other payables and accrued expenses in the consolidated financial statements.

Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation, other benefits and severance payments under certain circumstances. The Company also has consulting and noncompete agreements in place with previous owners of acquired companies.

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

Risk Management

The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions and natural disasters for which the Company carries commercial insurance. There have been no significant reductions in coverage from the prior year and settlements have not exceeded coverage in the past years.

18.	Related Party Transactions

In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the inventory, from certain entities affiliated with common members of the Company. For the years ended September 30, 2020, 2019 and 2018, $60.8 million, $30.8 million and $34.2 million, respectively, in total purchases were incurred under these arrangements. A subsidiary of the Company holds a warrant to purchase one such entity for equity in inventory plus $1, which approximates fair value, that expires on March 1, 2021.

In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. For the years ended September 30, 2020, 2019 and 2018, $2.2 million, $2.1 million and $2.0 million, respectively, in total expenses were incurred under these arrangements.

In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. For the years ended September 30, 2020, 2019 and 2018, $4.1 million, $2.9 million and $2.1 million, respectively, were recorded under these arrangements.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. For the years ended September 30, 2020, 2019 and 2018, $0.5 million, $1.0 million and $1.0 million, respectively, were recorded under these arrangements. Included in these amounts and in connection with our notes payable floor plan financing, our Chief Executive Officer was paid a guarantee fee of $0.3 million, $0.7 million and $0.5 million for each of the years ended September 30, 2020, 2019 and 2018, respectively, for his personal guarantee associated with this arrangement.

Index
In accordance with agreements approved by the Board, on August 22, 2020, the Company purchased the website domain name “Boatsforsale.com” from certain entities affiliated with certain directors and officers of the Company for $0.4 million.

In connection with transactions noted above, the Company was due $0.1 million as recorded within accounts receivable as of both September 30, 2020 and 2019.

19.	Quarterly Financial Data (Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	December 31,	March 31,	June 30,	September 30,
2020
Revenue	$153,698	$189,963	$408,273	$271,036
Gross profit	32,189	44,584	94,685	64,066
Income from operations (1)	2,552	8,722	50,678	16,517
Net (loss) income	(1,067)	2,979	40,622	5,974
Net income attributable to OneWater Marine Inc	-	1,085	14,367	1,973
Earnings per share of Class A common stock – basic (2)	-	$0.18	$2.36	$0.30
Earnings per share of Class A common stock – diluted (2)	-	$0.18	$2.36	$0.30

2019
Revenue	$103,278	$180,771	$274,824	$208,751
Gross profit	23,319	39,725	62,731	46,351
Income from operations (1)	785	12,803	26,927	12,777
Net income (loss)	2,510	(2,951)	32,680	5,024
Net income attributable to OneWater Marine Inc	-	-	-	-
Earnings per share of Class A common stock – basic (2)	-	-	-	-
Earnings per share of Class A common stock – diluted (2)	-	-	-	-

(1)	Transaction costs reported as other expenses for the three months ended December 31, 2019 and 2018 have been reclassified as operating expenses to conform to the presentation of the other quarters.
(2)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from February 11, 2020 through September 30, 2020, the period following the Organizational Transactions and Offering. See Note 1.

20.	Subsequent events

Management evaluated events occurring subsequent to September 30, 2020 through December 3, 2020, the date these consolidated financial statements were available for issuance and other than as noted below determined that no material recognizable subsequent events occurred.

In connection with the September Offering, an affiliate of Goldman granted the underwriters a 30-day option to purchase up to an additional 475,630 shares of the Company’s Class A common stock (the “Optional Shares”). On September 29, 2020, the underwriters notified the Company and Goldman of their intent to purchase an additional 387,458 Optional Shares. The sale of the Optional Shares closed on October 2, 2020. The Company did not receive any proceeds from the sale of the Optional Shares.

We entered into a definitive agreement on November 18, 2020, to acquire substantially all of the assets of Tom George Yacht Group, which will add two locations in Florida, and the transaction is expected to close before December 31, 2020.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting; Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of the report:

(1)	Financial Statements

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(2)	Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	See Item 15(b)

(b)	Exhibits:

Exhibit Number	Description
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

4.1*	Description of OneWater Marine Inc.’s Class A common stock.
4.2
Registration Rights Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.1†
OneWater Marine Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.2†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Austin Singleton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

10.3†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Anthony Aisquith (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

Exhibit Number	Description
10.4†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Jack Ezzell (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

10.5†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Christopher W. Bodine (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

10.6†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Jeffrey B. Lamkin (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

10.7†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Mitchell W. Legler (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

10.8†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and John F. Schraudenbach (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

10.9†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Keith R. Style (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

10.10†
Indemnification Agreement, dated as of February 6, 2020, by and between the Company and John G. Troiano (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

10.11
Tax Receivable Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the TRA Holders and the Agents named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.12
Fourth Amended and Restated Limited Liability Company Agreement of One Water Marine Holdings, LLC, dated as of February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.13
Waiver Agreement, dated September 14, 2020, by and among OneWater Marine Inc., Special Situations Investing Group II, LLC, and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1, File No. 333-248774, filed with the Commission on September 14, 2020).

10.14#¥
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

Exhibit Number	Description
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

10.18
Third Amended and Restated Guaranty, dated June 14, 2018, entered into by Anthony Aisquith, for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the Inventory Financing Facility (incorporated by reference to Exhibit 10.11 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.19
Third Amended and Restated Guaranty, dated June 14, 2018, entered into by Philip Austin Singleton, Jr., for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the Inventory Financing Facility (incorporated by reference to Exhibit 10.12 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.20
Non-Competition and Non-Solicitation Agreement, dated as of October 28, 2016, by and among Anthony Aisquith, One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, Goldman, Sachs & Co. and OWM BIP Investor, LLC (incorporated by reference to Exhibit 10.13 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.21
Non-Competition and Non-Solicitation Agreement, dated as of October 28, 2016, by and among Philip Austin Singleton, Jr., One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, Goldman, Sachs & Co. and OWM BIP Investor, LLC (incorporated by reference to Exhibit 10.14 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.22
Consignment Agreement, dated as of June 1, 2019, by and between Bosuns Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.15 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.23
Consignment Agreement, dated as of June 1, 2019, by and between Midwest Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.16 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.24
Consignment Agreement, dated as of June 1, 2019, by and between Legendary Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.17 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.25
Consignment Agreement, dated as of June 1, 2019, by and between Singleton Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.18 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

Exhibit Number	Description
10.26†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.27†
Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.28
Fifth Amended and Restated Inventory Financing Agreement, dated as of November 26, 2019, by and among Wells Fargo Commercial Distribution Finance, LLC as Agent to the Lenders party thereto from time to time, certain subsidiaries of One Water Marine Holdings, LLC thereto, and the lenders thereto (incorporated by reference to Exhibit 10.22 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.29¥
Credit Agreement, dated as of July 22, 2020, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc., the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Truist Bank, SunTrust Robinson Humphrey, Inc. and Synovus Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on July 24, 2020).

10.30
First Amendment to Sixth Amended and Restated Inventory Financing Agreement, dated as of July 22, 2020, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on July 24, 2020).

*21.1	List of subsidiaries of OneWater Marine Inc.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Labels Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company if publicly disclosed.

¥
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEWATER MARINE INC.

Date: December 3, 2020	By:	/s/ Philip Austin Singleton, Jr.
Name: Philip Austin Singleton, Jr.
Title: Founder and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Austin Singleton, Jr.	Founder, Chief Executive Officer and Director	December 3, 2020
Philip Austin Singleton, Jr.	(Principal Executive Officer)

/s/ Jack Ezzell	Chief Financial Officer	December 3, 2020
Jack Ezzell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Aisquith	President, Chief Operating Officer and Director	December 3, 2020
Anthony Aisquith

/s/ Christopher W. Bodine	Director	December 3, 2020
Christopher W. Bodine

/s/ Bari A. Harlam	Director	December 3, 2020
Bari A. Harlam

/s/ Jeffrey B. Lamkin	Director	December 3, 2020
Jeffrey B. Lamkin

/s/ Mitchell W. Legler	Chairman of the Board of Directors	December 3, 2020
Mitchell W. Legler

/s/ John F. Schraudenbach	Director	December 3, 2020
John F. Schraudenbach

/s/ Keith R. Style	Director	December 3, 2020
Keith R. Style

/s/ John G. Troiano	Director	December 3, 2020
John G. Troiano