Form 10-Q
period 2020-12-31
OneWater Marine Inc.
filed 2021-02-11
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

or

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

The registrant had 10,867,291 shares of Class A common stock, par value $0.01 per share, and 4,108,007 shares of Class B common stock, par value $0.01 per share, outstanding as of January 25, 2021.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2020, and under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

•	global public health concerns, including the COVID-19 pandemic;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, same-store sales, income, financial condition, and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	competition;

•	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	our ability to manage our inventory and retain key personnel;

•	environmental conditions and real or perceived human health or safety risks;

•	any potential tax savings we may realize as a result of our organizational structure;

•	uncertainty regarding our future operating results and profitability;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our stores, access to inventory and customer demand; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, decline in demand for our products and services, the effects of the COVID-19 pandemic on the Company’s business, the seasonality and volatility of the boat industry, our acquisition strategies, the inability to comply with the financial and other covenants and metrics in our Credit Facilities, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020 and discussed elsewhere in this Quarterly Report on Form 10-Q.

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

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)
(Unaudited)

	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash	$25,952	$66,087
Restricted cash	3,984	2,066
Accounts receivable, net	14,499	18,479
Inventories	196,114	150,124
Prepaid expenses and other current assets	13,307	15,302
Total current assets	253,856	252,058

Property and equipment, net	62,833	18,442

Other assets:
Deposits	392	350
Deferred tax assets	14,690	12,854
Identifiable intangible assets	74,004	61,304
Goodwill	146,562	113,059
Total other assets	235,648	187,567
Total assets	$552,337	$458,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,545	$12,781
Other payables and accrued expenses	17,880	24,221
Customer deposits	23,386	17,280
Notes payable – floor plan	170,320	124,035
Current portion of long-term debt	10,481	7,419
Total current liabilities	232,612	185,736

Long-term Liabilities:
Other long-term liabilities	6,220	1,482
Tax receivable agreement liability	17,556	15,585
Long-term debt, net of current portion and unamortized debt issuance costs	111,466	81,977
Total liabilities	367,854	284,780

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2020 and September 30, 2020	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 10,867,291 shares issued and outstanding as of December 31, 2020 and 10,391,661 issued and outstanding as of September 30, 2020	109	104
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 4,108,007 shares issued and outstanding as of December 31, 2020 and 4,583,637 issued and outstanding as of September 30, 2020	41	46
Additional paid-in capital	111,859	105,947
Retained earnings	24,545	16,757
Total stockholders’ equity attributable to OneWater Marine Inc.	136,554	122,854
Equity attributable to non-controlling interests	47,929	50,433
Total stockholders’ equity	184,483	173,287
Total liabilities and stockholders’ equity	$552,337	$458,067

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended December 31,
	2020	2019

Revenues
New boat sales	$151,828	$102,852
Pre-owned boat sales	38,580	33,071
Finance & insurance income	5,963	4,325
Service, parts & other sales	17,712	13,450
Total revenues	214,083	153,698

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	122,532	85,955
Pre-owned boat	30,452	27,866
Service, parts & other	8,663	7,688
Total cost of sales	161,647	121,509

Selling, general and administrative expenses	34,860	28,305
Depreciation and amortization	963	760
Transaction costs	200	437
Loss on contingent consideration	377	-
Income from operations	16,036	2,687

Other expense (income)
Interest expense – floor plan	920	2,659
Interest expense – other	924	1,853
Change in fair value of warrant liability	-	(771)
Other (income) expense, net	(94)	13
Total other expense, net	1,750	3,754
Income (loss) before income tax expense	14,286	(1,067)
Income tax expense	2,511	-
Net income (loss)	11,775	(1,067)
Less: Net income attributable to non-controlling interests		(247)
Net loss attributable to One Water Marine Holdings, LLC		$(1,314)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,987)
Net income attributable to OneWater Marine Inc	$7,788

Earnings per share of Class A common stock – basic	$0.72
Earnings per share of Class A common stock – diluted	$0.71
Basic weighted-average shares of Class A common stock outstanding	10,776
Diluted weighted-average shares of Class A common stock outstanding	10,986

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2020	$-	$-	10,392	$104	4,583	$46	$105,947	$16,757	$50,433	$173,287
Net income	-	-	-	-	-	-	-	7,788	3,987	11,775
Distributions to members	-	-	-	-	-	-	-	-	(1,319)	(1,319)
Effect of September offering, including underwriter exercise of option to purchase shares	-	-	387	4	(387)	(4)	4,146	-	(4,256)	(110)
Exchange of B shares for A shares	-	-	88	1	(88)	(1)	916	-	(916)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(228)	-	-	(228)
Equity-based compensation	-	-	-	-	-	-	1,078	-	-	1,078
Balance at December 31, 2020	$-	$-	10,867	$109	4,108	$41	$111,859	$24,545	$47,929	$184,483

			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2019	$86,018	$31,770	-	$-	-	$-	$-	$-	$6,199	$37,969
Net (loss) income	-	(1,314)	-	-	-	-	-	-	247	(1,067)
Distributions to members	(1,310)	(189)	-	-	-	-	-	-	(732)	(921)
Accumulated unpaid preferred returns	2,183	(2,183)	-	-	-	-	-	-	-	(2,183)
Accretion of redeemable preferred and issuance costs	162	(162)	-	-	-	-	-	-	-	(162)
Equity-based compensation	-	39	-	-	-	-	-	-	-	39
Balance at December 31, 2019	$87,053	$27,961	-	$-	-	$-	$-	$-	$5,714	$33,675

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019

Net income (loss)	$11,775	$(1,067)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	963	760
Equity-based awards	1,078	39
Gain on asset disposals	(102)	(143)
Change in fair value of long-term warrant liability	-	(771)
Non-cash interest expense	191	1,721
Deferred income tax provision	(94)	-
Payment of acquisition contingent consideration	(5,520)	-
(Increase) decrease in assets:
Accounts receivable	4,089	5,720
Inventories	(40,576)	(36,499)
Prepaid expenses and other current assets	2,013	70
Deposits	(42)	-
Increase (decrease) in liabilities:
Accounts payable	(2,799)	64
Other payables and accrued expenses	(4,362)	(1,472)
Customer deposits	4,771	2,855
Net cash used in operating activities	(28,615)	(28,723)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(2,423)	(1,997)
Proceeds from disposal of property and equipment	91	235
Cash used in acquisitions	(77,631)	-
Net cash used in investing activities	(79,963)	(1,762)
Cash flows from financing activities
Net borrowings from floor plan	42,269	39,105
Proceeds from long-term debt	30,000	-
Payments on long-term debt	(211)	(2,504)
Payments of debt issuance costs	(252)	(79)
Payments of initial public offering costs	-	(3,547)
Payments of September offering costs	(540)	-
Payment of acquisition contingent consideration	-	(1,040)
Distributions to redeemable preferred interest members	-	(1,310)
Distributions to members	(905)	(921)
Net cash provided by financing activities	70,361	29,704
Net change in cash	(38,217)	(781)
Cash and restricted cash at beginning of period	68,153	11,492
Cash and restricted cash at end of period	$29,936	$10,711

Supplemental cash flow disclosures
Cash paid for interest	$1,653	$2,791
Cash paid for income taxes	6,613	-

Noncash items
Acquisition purchase price funded by seller notes payable	$2,056	-
Acquisition purchase price funded by contingent consideration	4,766	-
Accrued purchase consideration	3,719	-
Purchase of property and equipment funded by long-term debt	833	419
Distributions, declared not yet paid	414	-

OneWater Marine Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of Company and Basis of Presentation

Description of the Business

OneWater Marine Inc. (“OneWater Inc.”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization on February 11, 2020 into a holding company structure for the purpose of facilitating an initial public offering (the “Offering”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Marine Inc., the “Company”), OneWater Inc. is the holding company and its sole material asset is the equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations (“OWAO”), and its wholly-owned subsidiaries.

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of December 31, 2020, the Company operates a total of 69 stores in ten states, consisting of Alabama, Florida, Georgia, Kentucky, Maryland, Massachusetts, North Carolina, Ohio, South Carolina, and Texas.

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

Sales of new boats from the Company’s top ten brands represent approximately 41.2% and 41.8% of total sales for the three months ended December 31, 2020 and 2019, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc, including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.7% and 15.3% of our consolidated revenue for the three months ended December 31, 2020 and 2019, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries One Water Assets and Operations, South Shore Assets and Operations, Bosun’s Assets and Operations, Singleton Assets and Operations, Legendary Assets and Operations, South Florida Assets and Operations and Midwest Assets and Operations (collectively, the “Subsidiaries”), conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of December 31, 2020, OneWater Inc. owned 72.6% of the economic interest of OneWater LLC.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, which do not include all the information and notes required by such accounting principles for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with OneWater Inc.’s Annual Report on Form 10-K for the year ended September 30, 2020. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

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

As discussed above, the Company is the sole managing member for OneWater LLC and consolidates OneWater LLC and its subsidiaries. The financial statements for periods prior to the Offering have been adjusted to combine the previously separate entities for presentation purposes. Thus, for periods prior to the completion of the Offering, the accompanying unaudited interim condensed consolidated financial statements include the historical financial position and results of operations of OneWater LLC and its subsidiaries. For periods after the completion of the Offering, the financial position and results of operations include those of the Company and the Subsidiaries and report non-controlling interest related to the portion of OneWater LLC Units not owned by OneWater Inc.

COVID-19 Pandemic

In the last two weeks of March 2020, the Company began seeing the impact of the COVID-19 global pandemic on its business. Based on the guidance of local governments and health officials, we temporarily closed or reduced staffing at certain departments and locations during portions of the fiscal year ended September 30, 2020. The Company has implemented cleaning and social distancing techniques at each of its locations. In light of the current environment, the Company’s sales team members are providing certain customers with virtual walkthroughs of inventory and/or private, at home or on water showings. The duration and related impact on the Company’s consolidated financial statements is currently uncertain, and it is possible that the pandemic, including the resurgence of COVID-19 in certain geographic areas, may negatively impact the Company’s future results of operations. The Company is monitoring and assessing the situation and preparing for implications to the business, including the ability to safely operate its stores, access to inventory and customer demand.

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

Revenue Recognition

Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits at such time. We are the principal with respect to revenue from new, used, consignment and wholesale sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.

Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $1.6 and $1.5 million as of December 31, 2020 and September 30, 2020, respectively. Contract assets related to the repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the transaction price by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements as of December 31, 2020.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three months ended December 31, 2020 is as follows:

($ in thousands)	Three Months Ended December 31, 2020
Beginning contract liability	$17,280
Revenue recognized from contract liabilities included in the beginning balance	(11,647)
Increases due to cash received, net of amounts recognized in revenue during the period	17,753
Ending contract liability	$23,386

The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31, 2020.

Three Months Ended December 31, 2020
Goods and services transferred at a point in time	93.1%
Goods and services transferred over time	6.9%
Total Revenue	100.0%

Income Taxes

OneWater Inc. is a corporation and as a result, is subject to U.S. federal, state and local income taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the book value and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs. We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

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

Segment Information

As of December 31, 2020 and September 30, 2020, the Company had one operating segment, marine retail. The marine retail segment consists of retail boat dealerships offering the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Inter-bank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements.

4.	Acquisitions

The results of operations of acquisitions are included in the accompanying unaudited condensed consolidated financial statements from the acquisition date. The purchase price of acquisitions was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. The valuation of identifiable intangible assets is preliminary pending receipt of final valuation analyses. The valuation of tangible assets and assumed liabilities is preliminary as the acquisitions are subject to certain customary closing and post-closing adjustments.

Tom George Yacht Group Acquisition

On December 1, 2020, we acquired substantially all of the assets of Tom George Yacht Group (TGYG”) with two locations in Florida. TGYG enhances the Company’s presence on the west coast of Florida and expands new and pre-owned boat sales, as well as yacht brokerage, service and parts. The purchase price was $10.2 million with $8.2 million paid at closing and $2.1 million financed through a note payable to the seller bearing interest at a rate of 5.5% per year. The note is payable in one lump sum three years from the closing date, with interest payments due quarterly.

The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transaction:

Summary of Assets Acquired and Liabilities Assumed	($ in thousands)
Tangible assets	$5,794
Identifiable intangible assets	2,940
Goodwill	6,854
Liabilities assumed	(5,341)
Total purchase price	$10,247

Walker Marine Group Acquisition

On December 31, 2020, we acquired substantially all of the assets of Walker Marine Group (“Walker”) with five locations in Florida. The acquisition enhances the Company’s presence on the southwest coast of Florida and expands new and pre-owned boat sales, as well as finance and insurance services, service and parts. The purchase price was $32.3 million with $23.9 million paid at closing, an estimated payment of contingent consideration of $4.8 million and accrued purchase consideration of $3.7 million. The estimated acquisition contingent consideration is part of an earnout subject to achievement of certain post-acquisition increases in adjusted EBITDA. The acquisition contingent consideration was determined using weighted average projections for the estimated post-acquisition adjusted EBITDA and was based on the Company’s historical experience with acquisitions as well as current forecasts for the industry. The minimum payout due on the acquisition contingent consideration is $0.1 million. The maximum amount of the earnout is unlimited.

The table below summarizes the preliminary estimated fair values of the assets acquired at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired	($ in thousands)
Tangible assets	$474
Identifiable intangible assets	8,230
Goodwill	23,643
Total purchase price	$32,347

Roscioli Yachting Center Acquisition

On December 31, 2020, we acquired substantially all of the assets Roscioli Yachting Center (“Roscioli”) with one location in southeast Florida. The acquisition expands the Company’s presence in the yacht category and amplifies the Company’s service and repair offerings. As part of the acquisition, we acquired the related real estate and in-water slips. The purchase price was $45.6 million, paid at closing.

The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired and Liabilities Assumed	($ in thousands)
Property and equipment	$41,300
Other tangible assets	88
Identifiable intangible assets	1,530
Goodwill	3,005
Liabilities assumed	(346)
Total purchase price	$45,577

Included in our results for the three months ended December 31, 2020, TGYG contributed $2.1 million to our consolidated revenue and $0.2 million to our pretax income. Walker and Roscioli did not contribute to the Company’s revenue and pretax income for the three months ended December 31, 2020 as the acquisition dates were on the final day of the reporting period. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, and valuation fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.2 million for the three months ended December 31, 2020.

Financial information from our acquisitions for the three months ended December 31, 2019 and the three months ended December 31, 2020 prior to the acquisition dates was not practical to obtain for comparative purposes and as such is not presented because the acquirees’ historical monthly accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

Fair values of trade names are estimated using Level 3 inputs by discounting expected future cash flows of the dealer group. The forecasted cash flows contain certain inherent uncertainties, including significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected cash flows, capital expenditures, weighted average costs of capital, future economic and market conditions, and other marketplace date the Company believes to be reasonable.

We expect substantially all of the goodwill related to acquisition completed to be deductible for federal income tax purposes.

5.	Inventories

Inventories consisted of the following at:
($ in thousands)	December 31, 2020	September 30, 2020
New vessels	$160,723	$120,012
Pre-owned vessels	24,478	21,262
Work in process, parts and accessories	10,913	8,850
Total inventories	$196,114	$150,124

6.	Goodwill and Other Identifiable Intangible Assets

The Company reviews goodwill for impairment annually in the fiscal fourth quarter, or more often if events or circumstances indicate that impairment may have occurred. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. As of December 31, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair value of our reporting unit is less than its carrying value. As a result, we were not required to perform a quantitative goodwill impairment test.

($ in thousands)	Goodwill
Balance as of September 30, 2020	$113,059
Goodwill acquisitions during the year	33,503
Balance as of December 31, 2020	$146,562

Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. As of December 31, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our identifiable intangible assets are less than their carrying values. As a result, we were not required to perform a quantitative identifiable intangible assets impairment test.

($ in thousands)	Identifiable Intangible Assets
Balance as of September 30, 2020	$61,304
Identifiable intangible assets acquisitions during the year	12,700
Balance as of December 31, 2020	$74,004

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On December 10, 2020, the Company entered into the Second Amendment to the Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) to change certain compliance reporting from weekly to monthly. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers). The outstanding balance of the facility was $170.3 million and $124.0 million, as of December 31, 2020 and September 30, 2020, respectively.

Interest on new boats and for rental units is calculated using the one month London Inter-bank Offering Rate (“LIBOR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of December 31, 2020 the interest rate on the Inventory Financing Facility ranged from 2.89% to 5.14% for new inventory and 3.14% to 5.39% for pre-owned inventory. As of September 30, 2020 the interest rate on the Inventory Financing Facility ranged from 2.90% to 5.15% for new inventory and 3.15% to 5.40% for pre-owned inventory. Borrowing capacity available at December 31, 2020 and September 30, 2020 was $222.2 million and $268.5 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) as well as a minimum Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at December 31, 2020.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.

8.	Long-term Debt and Line of Credit

Long-term debt consisted of the following at:

($ in thousands)	December 31, 2020	September 30, 2020
Term note payable to Truist Bank, secured and bearing interest at 2.75% at December 31, 2020 and 3.0% September 30, 2020. The note requires quarterly principal payments commencing on March 31, 2021 and maturing with a full repayment on July 22, 2025	$80,000	$80,000
Revolving note payable for an amount up to $30.0 million to Truist Bank, secured and bearing interest at 4.5% at December 31, 2020. The revolver requires quarterly interest payments commencing on March 31, 2021 and maturing with a full repayment on July 22, 2025	30,000	-
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through January 2026	3,076	2,454
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Tom George Yacht Sales, Inc., unsecured and bearing interest at 5.5% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	-
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Lab Marine, Inc., unsecured and bearing interest at 6.0% per annum. The note requires annual interest payments, with a balloon payment of principal due on March 1, 2021	1,500	1,500
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2021	1,271	1,271
Note payable to Bosun’s Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments with a balloon payment due on June 1, 2021	1,227	1,227
Note payable to Rebo, Inc., unsecured and bearing interest at 5.5% per annum. The note requires annual interest payments with a balloon payment due on April 1, 2021	1,000	1,000
Total debt outstanding	124,214	91,536
Less current portion (net of current debt issuance costs)	(10,481)	(7,419)
Less unamortized portion of debt issuance costs	(2,267)	(2,140)
Long-term debt, net of current portion of unamortized debt issuance costs	$111,466	$81,977

The term note payable to Truist Bank is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The Credit Agreement is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit agreement also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at December 31, 2020.

9.	Stockholders’ and Members’ Equity

Equity-Based Compensation

In periods prior to the Offering, the Company issued Profit in Interests awards to select members of executive management. These awards were for Class B units which represent non-voting units. These awards were to vest over three to five years and are designed to motivate and retain the executives through long-term performance incentives. As part of the transactions completed in connection with the Offering and related reorganization, previously issued Profit in Interests awards fully and immediately vested and were exchanged for 32,754 OneWater LLC Units.

In connection with the Offering, the board of directors of OneWater Inc. (the “Board”) adopted an LTIP to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,497,529. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

On October 1, 2020, the Board approved the grant of 39,239 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2021 as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 200% of the target number of units depending upon achievement of the performance goals. Performance-based restricted stock units vest in three equal annual installments, commencing on October 1, 2022. Upon vesting, each performance-based restricted stock unit equals one share of common stock of the Company. Compensation cost for performance-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and the Company’s assessment of the probability and level of performance achievement, and is recognized on a graded basis over the three-year vesting period. As of December 31, 2020, the Company estimated achievement of the performance targets at 100% and therefore $0.1 million of expense related to the performance awards was recorded in the three months ended December 31, 2020.

On October 1, 2020, the Board approved the grant of 101,781 time-based vesting restricted stock units. 25,622 restricted stock units fully vest on October 1, 2021 and the remaining 76,159 restricted stock units vest in four equal annual installments commencing on September 30, 2021.

The following table further summarizes activity related to restricted stock units for the three months ended December 31, 2020:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2020	301,643	$15.78
Awarded	141,020	20.49
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2020	442,663	$17.28

Compensation cost for restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a straight-line basis over the applicable vesting periods. For the three months ended December 31, 2020, the Company recognized $1.1 million of compensation expense. As of December 31, 2020, the total unrecognized compensation expense related to outstanding equity awards was $5.0 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

Investor Voting Warrants

On October 28, 2016, the Company issued 25,000 OneWater LLC common unit warrants in exchange for $1.0 million. The common unit warrants had a ten-year life from the date of issuance and provided the holders with a put right after five years, or potentially earlier, under certain circumstances. The holders of the warrants maintained full voting rights in OneWater LLC. As the common unit warrants could be settled in cash at the election of the holder, the fair value of the common unit warrants was included in warrant liability. In connection with the Offering, Goldman Sachs & Co. LLC and certain of its affiliates (“Goldman”) and The Beekman Group (“Beekman”) received 2,148,806 OneWater LLC units upon exercise of the warrants.

The Company engaged a third-party valuation specialist to assist management in performing a valuation of the fair value of the common unit warrants. Accordingly, the warrant liability was accounted for based on inputs that were unobservable and significant to the overall fair value measurement (Level 3). The valuation considered both a market and a discounted cash flows approach in arriving at the fair value of the common unit warrants. As previously noted, the common unit warrants were exercised in connection with the Offering for common units of OneWater LLC and therefore no warrant liability existed as of September 30, 2020 and December 31, 2020. The Company recognized income of $0.8 million for the three months ended December 31, 2019 and $0 for the three months ended December 31, 2020, and this change in the fair value was recorded as a change in the fair value of warrant liability in the accompanying unaudited condensed consolidated statements of operations.

Non-Controlling Interest

In connection with the Offering, the former owners of Bosun’s Assets and Operations (“BAO”) and South Shore Assets and Operations (“SSAO”) received 290,466 and 306,199 shares of Class A common stock, respectively, for the surrender of their respective 25.0% ownership interests. Accordingly, the former owners’ minority interests have been recorded as a non-controlling interest for the three months ended December 31, 2019, the period prior to the Offering.

As discussed in Note 1, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the holders of OneWater LLC Units (the “OneWater Unit Holders”). Changes in ownership interest in OneWater LLC, while OneWater Inc. retains its controlling interest, will be accounted for as equity transactions. Future direct exchanges of OneWater LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of December 31, 2020, OneWater Inc. owned 72.6% of the economic interest of OneWater LLC with the OneWater Unit Holders owning the remaining 27.4%.

Distributions

During the three months ended December 31, 2020, the Company made distributions to OneWater LLC Unitholders for certain permitted tax payments.

Earnings Per Share

Basic and diluted earnings per share of Class A common stock is computed by dividing net income attributable to OneWater Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to the Offering on February 11, 2020, therefore no earnings per share information has been presented for the three months ended December 31, 2019.

The following table sets forth the calculation of earnings per share for the three months ended December 31, 2020 (in thousands, except per share data):

Earnings per share:	Three Months Ended December 31, 2020
Numerator:
Net income attributable to OneWater Inc	$7,788

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	10,776
Effect of dilutive securities:
Restricted stock units	210
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	10,986

Earnings per share of Class A common stock – basic	$0.72
Earnings per share of Class A common stock – diluted	$0.71

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

Three Months Ended December 31, 2020
Class B common stock	4,199
Restricted stock units	206
4,405

10.	Redeemable Preferred Interest in Subsidiary

On September 1, 2016, the Company organized OWAO. As of September 30, 2016, OWAO was not funded. In conjunction with Goldman and Beekman, OneWater LLC contributed a majority of its assets, including subsidiaries operating all of its retail operations, to OWAO in return for 100,000 common units. Additionally, as a part of the transaction, OWAO issued 68,000 preferred units in OWAO to Goldman and Beekman. The preferred interest had a stated 10.0% rate of return and there was no allocation of profits in excess of the stated return. The preferred interests were not convertible but may have been redeemed by the holder after five years or upon certain triggering events at face value plus accrued interest.

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

Our effective tax rate of 17.6% for the three months ending December 31, 2020 differs from statutory rates primarily due to earnings allocated to non-controlling interests.

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

As of December 31, 2020, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is not currently subject to income tax audits in any U.S. or state jurisdiction for any tax year.

Tax Receivable Agreement

In connection with the Offering, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of December 31, 2020 and September 30, 2020, our liability under the Tax Receivable Agreement was $17.6 million and $15.6 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our ability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or Call Right (each as defined in the Limited Liability Company Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statements of operations.

12.	Contingencies and Commitments

The Company recorded rent expense of $3.2 million and $2.9 million during the three months ended December 31, 2020 and 2019, respectively. The Company leases certain facilities and equipment under noncancelable operating lease agreements having terms in excess of one year expiring through 2037.

Acquisition Contingent Consideration

As of December 31, 2020, the Company has recorded an estimate of contingent consideration for a fiscal year 2021 acquisition in the amount of $4.8 million. The acquisition contingent consideration liability is accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The estimated contingent consideration balance at December 31, 2020 is recorded in Other payables and accrued expenses and Other long-term liabilities in the unaudited condensed consolidated balance sheets.

As of September 30, 2020, the Company recorded an estimate of contingent consideration for a fiscal year 2019 acquisition in the amount of $5.5 million. The acquisition contingent consideration liability had been accounted for based on inputs that were unobservable and significant to the overall fair value measurement (Level 3). The contingency period closed on December 1, 2020 and a final payout in the amount of $5.9 million was made on December 29, 2020. The estimated contingent consideration balance at September 30, 2020 was recorded in Other payables and accrued expenses in the unaudited condensed consolidated balance sheets. For the three months ended December 31, 2020, a $0.4 million expense is recorded in the unaudited condensed consolidated statements of operations for the adjustment to the contingent consideration.

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

In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the inventory, from certain entities affiliated with common members of the Company. For the three months ended December 31, 2020 and 2019, $15.1 million and $10.8 million, respectively, in total purchases were incurred under these arrangements. A subsidiary of the Company holds a warrant to purchase one such entity for equity in inventory plus $1, which approximates fair value, that expires on March 1, 2021.

In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. For the three months ended December 31, 2020 and 2019, $0.6 million in total expenses were incurred under these arrangements.

In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. For the three months ended December 31, 2020 and 2019, $0.1 million were recorded under these arrangements.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. No amounts were recorded under these arrangements for the three months ended December 31, 2020. For the three months ended December 31, 2019, $0.2 million was recorded under these arrangements. Included in this amount and in connection with our notes payable floor plan financing, our Chief Executive Officer was paid a guarantee fee of $0.2 million for the three months ended December 31, 2019, for his personal guarantee associated with this arrangement.

In connection with transactions noted above, the Company was due $6,462 and $0.1 million as recorded within accounts receivable as of both December 31, 2020 and September 30, 2020.

As of December 31, 2020 the Company had an outstanding tax distribution payable in the amount of $0.2 million to a common member of the Company.

14.	Subsequent events

Management evaluated events occurring subsequent to December 31, 2020 through February 11, 2021, the date these unaudited condensed consolidated financial statements were available for issuance and other than as noted below determined that no material recognizable subsequent events occurred.

On February 2, 2021, the Company and certain of its subsidiaries, as guarantors entered into the Incremental Amendment No. 1 (the “First Amendment”) with the lenders party thereto and Truist Bank, as administrative agent. The First Amendment amends the Credit Agreement, dated as of July 22, 2020 (the “Credit Agreement”), by and among the Company and its subsidiaries, as guarantors, with Truist Bank as administrative agent, collateral agent, swingline lender and issuing bank, SunTrust Robinson Humphrey, Inc. and Synovus Bank as joint lead arrangers and joint bookrunners, Synovus Bank as documentation agent, and the lenders from time to time party thereto. All capitalized words used but not defined herein have the meanings assigned in the First Amendment.

The First Amendment amends the Credit Agreement, to, among other things, provide for an incremental term loan (the “Incremental Term Loan”) to the Company in an aggregate principal amount equal to $30,000,000, which will be added to, and constitute a part of, the existing $80.0 million term loan, which was advanced in full on July 22, 2020. The Incremental Term Loan will increase the existing term loan and will be on the same terms (including interest rates, but excluding upfront fees, original issue discount and other similar amounts) applicable to the existing term loan under the Credit Agreement and the other loan documents.

The maturity date for the Incremental Term Loan is the earlier of (i) July 22, 2025 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the Credit Agreement.

The First Amendment further provides that the proceeds of the Incremental Term Loan will be used to (i) repay an aggregate principal amount of up to $30.0 million of the outstanding amount under the revolving credit facility, under which an aggregate of $30.0 million was outstanding as of February 2, 2021, (ii) pay accrued and unpaid interest on the outstanding term loan and revolving credit facility through the date immediately prior to the effective date of the First Amendment and (iii) pay the fees, costs and expenses incurred in connection with the foregoing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2020, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We believe that we are one of the largest and fastest-growing premium recreational boat retailers in the United States with 69 stores comprising 24 dealer groups in 10 states. Our dealer groups are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, including Texas, Florida, Alabama, North Carolina, South Carolina, Georgia and Ohio, which collectively comprise seven of the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 12 out of the 15 markets in which we operate. In fiscal year 2020, we sold over 10,100 new and pre-owned boats, of which we believe approximately 40% were sold to customers who had a trade-in or with whom we had otherwise established relationships. The combination of our significant scale, diverse inventory, access to premium boat brands and meaningful dealer group brand equity enable us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 49 additional stores through 20 acquisitions. Our current portfolio as of December 31, 2020 consists of 24 different local and regional dealer groups. Because of this, we believe we are one of the largest and fastest-growing premium recreational boat retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

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

Impact of COVID-19

The COVID-19 pandemic and its related effects, including restraints on U.S. economic and leisure activities, has and may continue to have a significant impact on our operations and financial condition. We place the utmost importance on the safety and well-being of our employees and in compliance with guidelines issued by the World Health Organization (WHO), the Centers for Disease Control and Prevention (CDC) and federal, state or local authorities, we closed or reduced staffing at certain locations during portions of the fiscal year ended September 30, 2020. We have implemented cleaning and social distancing techniques at each of our locations. In light of the current environment, our sales team members are fully engaged with customers and are providing them with virtual walkthroughs of inventory and/or private, at home or on water, showings, while our service departments are working hard to deliver boats and keep customers on the water.

The COVID-19 pandemic and its related effects may continue to interfere with the ability of our employees, contractors, customers, suppliers, and other business partners to perform our and their respective responsibilities and obligations with respect to the operation of our business. To date, we have not experienced any significant shortages of inventory, but it is possible that a significant shortage could occur as a result of the COVID-19 pandemic and its effects on, among other things, supply chains, operations and consumer demand.

On April 1, 2020, our executive management team elected to undertake salary cuts in response to the impacts of COVID-19. Additionally, the Board elected to forgo their cash compensation for a period of six months. However, given trends in demand, the cash compensation and salaries of our directors and executive management team, as applicable, were restored to their pre-COVID levels as of July 3, 2020, and our directors and executive management team received a one-time cash payment equal to their reduction in compensation.

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the three months ended December 31, 2020 suggest that spending in all our regions and across product lines has proven remarkably resilient despite the challenges posed by the pandemic as families have increasingly focused on socially-distanced, outdoor recreation, driving a material increase in sales.

Though the COVID-19 pandemic did not adversely affect our financial position for the three months ended December 31, 2020 relative to the three months ended December 31, 2019, the ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors, including the existence and extent of a prolonged economic downturn, the resurgence of COVID19 in certain geographic areas, consumer demand and the ability to safely and legally operate our stores.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 52 additional stores through 20 dealer group acquisitions. Our team remains focused on expanding our dealership in regions with strong boating cultures, enhancing the customer experience, and generating value for our shareholders.

We have an extensive acquisition track record within the boating industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired dealerships. We believe this practice preserves the acquired dealer’s customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for boat dealers who want to sell their businesses. To date, 100% of our acquisitions have been sourced from inbound inquiries, and the number of annual inquiries we receive has consistently increased over time. Our strategy is to acquire stores at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired dealer groups for less than 4.0x EBITDA on a trailing twelve-month basis and believe that we will be able to continue to make attractive acquisitions within this range.

In the three months ended December 31, 2020, we completed the following transactions:
•	On December 1, 2020, Tom George Yacht Group with two locations in Florida
•	On December 31, 2020, Walker Marine Group with five locations in Florida
•	On December 31, 2020, Roscioli Yachting Center with one location in Florida

Total purchase price of the acquisitions during the three months ended December 31, 2020 was $88.2 million and was paid with $77.6 million in cash, and the remaining $10.5 million was financed with $4.8 million estimated acquisition contingent consideration, $3.7 million accrued purchase consideration and a $2.1 million seller notes payable. Included in our results for the three months ended December 31, 2020, the acquisitions contributed $2.1 million to our consolidated revenue and $0.2 million to our net income. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, and valuation fees, which are charged directly to operations in the consolidated statements of operations as incurred in the amount of $0.2 million for the three months ended December 31, 2020.

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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 11.0% and 11.6% to revenue in the three months ended December 31, 2020 and 2019, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 28.6% and 31.3% to gross profit in the three months ended December 31, 2020 and 2019, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of warrant liability, gain (loss) on contingent consideration, loss on extinguishment of debt and transaction costs. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Fiscal Year 2021 Acquisitions

•	Effective December 1, 2020, we acquired Tom George Yacht Sales, Inc, a full-service marine retailer based in Florida with two stores.

•	Effective December 31, 2020, we acquired Walker Marine Group, Inc., a full-service marine retailer based in Florida with five stores.

•	Effective December 31, 2020, we acquired Roscioli Yachting Center, Inc., a full-service marina and yachting facility located in Florida, including the related real estate and in-water slips.

We refer to the fiscal year 2021 acquisitions described above collectively as the ‘‘2021 Acquisitions.’’ The Tom George Yacht Sales, Inc. acquisition is partially reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2020. The Walker Marine Group, Inc. and Roscioli Yachting Center, Inc. acquisitions were not included in the unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 as they were completed on the last day of the period.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc. was subject to U.S. federal, state and local taxes at an estimated blended statutory rate of 24.2% of pre-tax earnings for the three months ended December 31, 2020.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional SG&A expenses relative to historical periods. See ‘‘—Post-Offering Taxation and Public Company Costs.’’

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended December 31, 2020, Compared to Three Months Ended December 31, 2019

	For the three months ended December 31, 2020		For the three months ended December 31, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat sales	$151,828	70.9%	$102,852	66.9%	$48,976	47.6%
Pre-owned boat sales	38,580	18.0%	33,071	21.5%	5,509	16.7%
Finance & insurance income	5,963	2.8%	4,325	2.8%	1,638	37.9%
Service, parts and other sales	17,712	8.3%	13,450	8.8%	4,262	31.7%
Total revenues	214,083	100.0%	153,698	100.0%	60,385	39.3%

Gross Profit
New boat gross profit	29,296	13.7%	16,897	11.0%	12,399	73.4%
Pre-owned boat gross profit	8,128	3.8%	5,205	3.4%	2,923	56.2%
Finance & insurance gross profit	5,963	2.8%	4,325	2.8%	1,638	37.9%
Service, parts & other gross profit	9,049	4.2%	5,762	3.7%	3,287	57.0%
Total gross profit	52,436	24.5%	32,189	20.9%	20,247	62.9%

Selling, general and administrative expenses	34,860	16.3%	28,305	18.4%	6,555	23.2%
Depreciation and amortization	963	0.4%	760	0.5%	203	26.7%
Transaction costs	200	0.1%	437	0.3%	(237)	-54.2%
Gain on contingent consideration	377	0.2%	-	0.0%	377	100.0%

Income from operations	16,036	7.5%	2,687	1.7%	13,349	496.8%

Interest expense - floor plan	920	0.4%	2,659	1.7%	(1,739)	-65.4%
Interest expense - other	924	0.4%	1,853	1.2%	(929)	-50.1%
Change in fair value of warrant liability	-	0.0%	(771)	-0.5%	771	-100.0%
Other (income) expense, net	(94)	0.0%	13	0.0%	(107)	-823.1%
Income before income tax expense	14,286	6.7%	(1,067)	-0.7%	15,353	-1438.9%
Income tax expense	2,511	1.2%	-	0.0%	2,511	100.0%
Net income (loss)	11,775	5.5%	(1,067)	-0.7%	12,842	-1203.6%
Less: Net income attributable to non-controlling interest	-		(247)		247	-100.0%
Net loss attributable to One Water Marine Holdings, LLC			$(1,314)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,987)
Net income attributable to One Water Marine Inc.	$7,788

Revenue

Overall, revenue increased by $60.4 million, or 39.3%, to $214.1 million for the three months ended December 31, 2020 from $153.7 million for the three months ended December 31, 2019. Revenue generated from same-store sales increased 37.9% for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily due to the increased consumer demand for outdoor recreational activities driven by the impact of the COVID-19 pandemic as well as the continued execution of operational improvements on previously acquired dealers. Boating provides a safe, outdoor leisure activity that allows for maintenance of social distance policies. The increase was primarily driven by a significant increase in the number of new units sold as well as a modest increase in the average unit price of new and pre-owned boats sold. Overall revenue increased by $60.4 million as a result of a $57.8 million increase in same-store sales and a $2.6 million increase from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods. As of December 31, 2020, we have acquired eight stores in fiscal year 2021. We did not make any acquisitions in fiscal year 2020.

New Boat Sales

New boat sales increased by $49.0 million, or 47.6%, to $151.8 million for the three months ended December 31, 2020 from $102.9 for the three months ended December 31, 2019. The increase was primarily attributable to our same-store sales growth. During the three months ended December 31, 2020 we experienced an increase in unit sales of 31.0% and an increase in average unit prices of 12.7% over the three months ended December 31, 2019. We believe the increase in units sold was primarily due to the shift towards outdoor leisure activity during the COVID-19 pandemic as well as the continued execution of operational improvements on previously acquired dealers. The increase in average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand, as well as supply and demand forces as manufacturer replenishments have been slowed by the COVID-19 pandemic providing us increased leverage in the sales cycle.

Pre-owned Boat Sales

Pre-owned boat sales increased by $5.5 million, or 16.7%, to $38.6 million for the three months ended December 31, 2020 from $33.1 million for the three months ended December 31, 2019. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the three months ended December 31, 2020 benefited from a 27.9% increase in average unit price largely due to the mix of pre-owned products and the composition of the brands and models sold during the period as well as the impact of COVID-19 on the recreational boating market. Pre-owned boat sales for the three months ended December 31, 2020 experienced a 8.1% decrease in unit sales as pre-owned inventory supply in the market is lower than historical levels due to the impact of COVID-19.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $1.6 million, or 37.9%, to $6.0 million for the three months ended December 31, 2020 from $4.3 million for the three months ended December 31, 2019. The increase was primarily due to process improvements and the additional new and pre-owned sales revenue, which were primarily attributable to the same-store sales growth. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products held steady as a percentage of total revenue at 2.8% in the three months ended December 31, 2020 and 2019. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other Sales

Service, parts & other sales increased by $4.3 million, or 31.7%, to $17.7 million for the three months ended December 31, 2020 from $13.5 million for the three months ended December 31, 2019. This increase in service, parts & other sales is primarily due to ancillary sales generated from our increase in new and pre-owned boat sales and sales attributable to our same-store sales growth.

Gross Profit

Overall, gross profit increased by $20.2 million, or 62.9%, to $52.4 million for the three months ended December 31, 2020 from $32.2 million for the three months ended December 31, 2019. This increase was primarily due to our overall increase in same-store sales, primarily driven by an increase in new and pre-owned boat sales, service, parts and other sales, the Company’s focus on dynamic pricing and the increase in finance & insurance income. Overall gross margins increased 360 basis points to 24.5% for the three months ended December 31, 2020 from 20.9% for the three months ended December 31, 2019 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $12.4 million, or 73.4%, to $29.3 million for the three months ended December 31, 2020 from $16.9 million for the three months ended December 31, 2019. This increase was primarily due to our overall increase in same-store sales. New boat gross profit as a percentage of new boat revenue was 19.3% for the three months ended December 31, 2020 as compared to 16.4% in the three months ended December 31, 2019. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and the expansion of new boat gross profit margins created by a lower supply of new boat inventory in the three months ended December 31, 2020 and the leverage that created on the sale side of the transaction process.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $2.9 million, or 56.2%, to $8.1 million for the three months ended December 31, 2020 from $5.2 million for the three months ended December 31, 2019. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue primarily as a result of our same-store sales growth. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 21.1% and 15.7% for the three months ended December 31, 2020 and 2019, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. Margins were also driven higher by a lower supply of pre-owned inventory in the market for the three months ended December 31, 2020. In the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $1.6 million, or 37.9%, to $6.0 million for the three months ended December 31, 2020 from $4.3 million for the three months ended December 31, 2019. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $3.3 million, or 57.0%, to $9.0 million for the three months ended December 31, 2020 from $5.8 million for the three months ended December 31, 2019. Service, parts & other gross profit as a percentage of service, parts & other revenue was 51.1% and 42.8% for the three months ended December 31, 2020 and 2019, respectively. This increase was the result of the mix of products sold and services provided as the gross profit shifted more towards service work. Additionally, due to the increased demand, we experienced an increase in utilization of our service technicians which drove margins higher.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $6.6 million, or 23.2%, to $34.9 million for the three months ended December 31, 2020 from $28.3 million for the three months ended December 31, 2019. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. The increase primarily consisted of a $6.6 million increase in personnel expenses. Selling, general & administrative expenses as a percentage of revenue decreased to 16.3% from 18.4% for the three months ended December 31, 2020 and 2019, respectively. The reduction in selling, general & administrative expenses as a percentage of revenue was primarily due to the Company’s ability to leverage its existing expense structure to support the increase in revenue, reduction in selling expenses, including boat shows, partially offset by an increase in public company expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 23.2%, to $1.0 million for the three months ended December 31, 2020 compared to $0.8 million for the three months ended December 31, 2019. The increase in depreciation and amortization expense for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily attributable to an increase in property and equipment with shorter useful lives as well as an increase in property and equipment from our 2021 Acquisitions.

Transaction Costs

The decrease in transaction costs of $0.2 million, or 54.2%, to $0.2 million for the three months ended December 31, 2020 compared to $0.4 million for the three months ended December 31, 2019 was primarily attributable to expenses related to fiscal year 2019 acquisitions which were recorded in the three months ended December 31, 2019 exceeding transaction costs related to our acquisitions for the three months ended December 31, 2020.

Loss on Contingent Consideration

During the three months ended December 31, 2020, we incurred an expense of $0.4 million on the settlement of a contingent payment related to a fiscal year 2019 acquisition. There were no adjustments to contingent consideration for the three months ended December 31, 2019.

Income from Operations

Income from operations increased $13.3 million, or 496.8%, to $16.0 million for the three months ended December 31, 2020 compared to $2.7 million for the three months ended December 31, 2019. The increase was primarily attributable to the $20.2 million increase in gross profit for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, partially offset by a $6.5 million increase in selling, general & administrative expenses during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan decreased $1.7 million, or 65.4%, to $0.9 million for the three months ended December 31, 2020 compared to $2.7 million for the three months ended December 31, 2019. This decrease was primarily attributable to falling interest rates as well as a $94.2 million decrease in the outstanding borrowings on our Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) as of December 31, 2020 compared to December 31, 2019.

Interest Expense – Other

The decrease in interest expense – other of $0.9 million, or 50.1%, to $0.9 million for the three months ended December 31, 2020 compared to $1.9 million for the three months ended December 31, 2019 was primarily attributable to the payoff of our Term and Revolver Credit Facility (as defined below) and entry into the Refinanced Credit Facility (as defined below), which offers a more favorable interest rate.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability of $0.7 million for the three months ended December 31, 2019 was attributable to an overall change in the enterprise value of the Company. No charge was recorded for the three months ended December 31, 2020 as the warrants were exercised in conjunction with the Offering.

Other (Income) Expense, Net

Other (income) expense, net remained relatively flat, increasing to other income of $94,174 for the three months ended December 31, 2020 compared to other expense of $13,292 for the three months ended December 31, 2019.

Income Tax Expense

The $2.5 million increase in income tax expense for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 was the result of the Offering and the taxability of OneWater Inc. as a corporation.

Net Income (Loss)

Net income increased by $12.8 million to $11.8 million for the three months ended December 31, 2020 compared to a net loss of $1.1 million for the three months ended December 31, 2019. The increase was primarily attributable to the $20.2 million increase in gross profit for the three months ended December 31, 2020 compared to December 31, 2019. The increase was partially offset by the $6.6 million increase in selling, general & administrative expenses and the $2.5 million increase in income tax expense for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Comparison of Non-GAAP Financial Measure

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of warrant liability, gain (loss) on contingent consideration, loss on extinguishment of debt and transaction costs.

Our Board, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the fair value adjustment of the warrants, gain (loss) on contingent consideration and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, which is the most directly comparable GAAP measure for the periods presented.

Three Months Ended December 31, 2020, Compared to Three Months Ended December 31, 2019

	Three months ended December 31,
Description	2020	2019
	($ in thousands)
Net income (loss)	$11,775	$(1,067)
Interest expense – other	924	1,853
Income tax expense	2,511	-
Depreciation and amortization	963	760
Loss on contingent consideration	377	-
Transaction costs	200	437
Change in fair value of warrant liability	-	(771)
Other (income) expense, net	(94)	13
Adjusted EBITDA	$16,656	$1,225

Adjusted EBITDA was $16.7 million for the three months ended December 31, 2020 compared to $1.2 million for the three months ended December 31, 2019. The increase in Adjusted EBITDA resulted primarily from our 37.9% increase in same-store sales growth for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, combined with the results of our ability to increase gross profit margins and control selling, general and administrative expenses.

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

Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the Refinanced Credit Facility (as defined below) to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Refinanced Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of December 31, 2020, we were in compliance with all covenants under the Refinanced Credit Facility and the Inventory Financing Facility.

Cash Flows

Analysis of Cash Flow Changes Between the Three Months Ended December 31, 2020 and 2019

The following table summarizes our cash flows for the periods indicated:

	Three Months ended December 31,

Description	2020	2019	Change
	($ in thousands)
Net cash used in operating activities	$(28,615)	$(28,723)	$108
Net cash used in investing activities	(79,963)	(1,762)	(78,201)
Net cash provided by financing activities	70,361	29,704	40,657
Net change in cash	$(38,217)	$(781)	$(37,436)

Operating Activities. Net cash used in operating activities was $28.6 million for the three months ended December 31, 2020 compared to net cash used in operating activities of $28.7 million for the three months ended December 31, 2019. The $0.1 million decrease in cash used in operating activities was primarily attributable to a $12.8 million increase in net income (loss) for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. These amounts were partially offset by a $5.5 million increase in payment of acquisition contingent consideration and a $4.1 million increase in the change in inventory for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

Investing Activities. Net cash used in investing activities was $80.0 million for the three months ended December 31, 2020 compared to $1.8 million for the three months ended December 31, 2019. The $78.2 million increase in cash used in investing activities was primarily attributable to a $77.6 million increase in cash used in acquisitions for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

Financing Activities. Net cash provided by financing activities was $70.4 million for the three months ended December 31, 2020 compared to net cash provided by financing activities of $29.7 million for the three months ended December 31, 2019. The $40.7 million increase in financing cash flow was primarily attributable to a $30.0 million increase in borrowings on long-term debt, a $3.2 million increase in net borrowings on our Inventory Financing Facility and a $3.0 million decrease in payments of costs related to our initial public offering and September offering for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

Debt Agreements

Term and Revolver Credit Facility

On October 28, 2016, OneWater LLC and certain of our subsidiaries entered into a Credit and Guaranty Agreement with OWM BIP Investor, LLC, as a lender, Goldman Sachs Specialty Lending Group, L.P., as a lender, administrative agent and collateral agent, and various lender parties thereto (as amended, the “GS/BIP Credit Facility”). The as amended terms of the GS/BIP Credit Facility immediately preceding the Offering consisted of an up to $60.0 million multi-draw term loan facility (the “Multi-Draw Term Loan”) and a $5.0 million revolving line of credit (the “Revolving Facility”).

On February 11, 2020, in connection with the Offering, OneWater Inc. entered into an Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”), which, among other things, modified the terms of the GS/BIP Credit Facility to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022, (v) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025 and (vi) remove OWM BIP Investor, LLC as a lender. The Term and Revolver Credit Facility bore interest at a rate that was equal to, at OneWater Inc.’s option, (a) LIBOR for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures, or (b) a base rate (subject to a 4.50% floor) plus an applicable margin of up to 6.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. Interest was payable quarterly for base rate borrowings and up to quarterly for LIBOR borrowings. The Term and Revolver Credit Facility included the option for the Company to defer cash payments of interest for twelve months and add the accrued interest to the outstanding principal of the note payable. The election of this feature was made during the three months ended March 31, 2020, and as a result, the interest rate increased by 2.0% for the corresponding twelve months.

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

Refinanced Credit Facility

Effective July 22, 2020, we and certain of our subsidiaries terminated and repaid all indebtedness outstanding under the Term and Revolver Credit Facility and entered into the Credit Agreement (the “Refinanced Credit Facility”) with Truist Bank as administrative agent, collateral agent, swingline lender and issuing bank, SunTrust Robinson Humphrey, Inc. and Synovus Bank as joint lead arrangers and joint bookrunners, Synovus Bank as documentation agent, and the lenders from time to time party thereto (collectively, the “Refinancing”). The Refinanced Credit Facility provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan, which was advanced in full on July 22, 2020. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on July 22, 2025.  As of December 31, 2020, our outstanding borrowings under the revolving credit facility were $30.0 million.

Borrowings under the Refinanced Credit Facility bear interest, at the Company’s option, at either (a) a base rate (the “Base Rate”) equal to the highest of (i) the prime rate (as announced by Truist Bank from time to time), (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, (iii) the Adjusted LIBO Rate (defined below) determined on a daily basis for an interest period of one month, plus 1.00%, or (iv) 1.75%, plus an applicable margin of up to 2.00%, or (b) the rate per annum obtained by dividing (i) the London Inter-bank Offered Rate for such interest period by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage (the “Adjusted LIBO Rate”) plus an applicable margin of up to 3.00%. Interest on swingline loans shall be the Base Rate plus an applicable margin of up to 2.00%. All applicable interest margins are subject to stepdowns based on certain consolidated leverage ratio measures.

The Refinanced Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio.

On February 2, 2021, we entered into the Incremental Amendment No. 1 (the “First Amendment”) to the Refinanced Credit Facility to provide for, among other things, an incremental term loan (the “Incremental Term Loan”) to Opco in an aggregate principal amount equal to $30.0 million, which was added to, and constitute a part of, the existing $80.0 million term loan. The First Amendment provides that the proceeds of the Incremental Term Loan were used to pay off the balance of the revolving credit facility, under which an aggregate of $30.0 million was outstanding as of February 1, 2021.

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
Effective February 11, 2020, in connection with the Offering, the Company and certain of its subsidiaries entered into the Sixth Amended and Restated Inventory Financing Agreement with Wells Fargo, which amended and restated the Fifth Amended and Restated Inventory Financing Agreement, dated as of November 26, 2019, to, among other things, permit certain payments and transactions contemplated by or in connection with the Offering, including payments under the Tax Receivable Agreement. The maximum amount of borrowing available, interest rates and the termination date of the Inventory Financing Facility remained unchanged.
On July 22, 2020, the Company and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Inventory Financing Facility. The First Amendment amended the Inventory Financing Facility, to, among other things, address the Refinancing, permit the amount of indebtedness allowed under the Refinanced Credit Facility to be $160.0 million (which includes the potential for a $50.0 million increase under the Refinanced Credit Facility), permit the payment of fees and expenses in connection with the termination of the Term and Revolver Credit Facility and the payment of present and future transaction costs incurred in connection with the negotiation, closing and ongoing administration of the Refinanced Credit Facility.
On December 10, 2020, the Company and certain of its subsidiaries entered into the Second Amendment to the Sixth Amended and Restated Inventory Financing Agreement to change certain compliance reporting from weekly to monthly. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged.
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

We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including provisions that the Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) of OneWater LLC must not exceed 2.00 to 1.00, and that our Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility) on a consolidated basis must be at least 1.50 to 1.00. We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral underlying the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interest of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired dealer groups, (ix) make any change in any of our dealer groups’ capital structure or in any of its business objectives or operations which might in any way adversely affect the ability of such dealer group to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and its subsidiaries are generally restricted from making cash dividends or distributions, except for certain dividends or distributions to OneWater LLC’s members made during specified time frames and in an amount not to exceed 50% of OneWater LLC’s consolidated net cash flow after taxes for the preceding fiscal year, provided that such dividend or distribution would not result in a default under the Inventory Financing Facility. Additionally, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.

As of December 31, 2020 and September 30, 2020, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $170.3 million and $124.0 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of December 31, 2020 and September 30, 2020, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 2.3% and 4.0%, respectively. As of December 31, 2020 and September 30, 2020, our additional available borrowings under our Inventory Financing Facility were $222.2 million and $268.5 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of December 31, 2020, we were in compliance with all covenants under the Inventory Financing Facility.

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

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of December 31, 2020, our indebtedness associated with our 7 acquisition notes payable totaled an aggregate of $11.1 million with a weighted average interest rate of 5.3% per annum. As of December 31, 2020, the principal amount outstanding under these acquisition notes payable ranged from $1.0 million to $2.2 million, and the maturity dates ranged from March 1, 2021 to December 1, 2023.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $92,000, and mature on dates between March 2021 to January 2026. As of December 31, 2020, we had $3.1 million outstanding under the commercial vehicles notes payable.

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

Refer to Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020, for further information regarding our critical accounting policies and significant estimates. As of December 31, 2020, there were no changes in our critical accounting policies or the application of those policies from those reported in our 2020 Annual Report.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using the one-month LIBOR plus an applicable margin. Based on an outstanding balance of $170.3 million as of December 31, 2020, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of $1.7 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our Refinanced Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Refinanced Credit Facility is calculated using the one-month LIBOR (with a 0.75% floor) plus an applicable margin. Based on an outstanding balance of $80.0 million and the one-month LIBOR as of December 31, 2020, an increase of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.3 million. A basis points reduction in the underlying interest rate would not have caused a change in interest expense. We do not currently hedge our interest rate exposure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020.

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

10.1*
Second Amendment to Sixth Amended and Restated Inventory Financing Agreement, dated as of December 10, 2020, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto.

10.2¥
Incremental Amendment No. 1, dated February 2, 2021, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC,  OneWater Marine Inc., each of the other Guarantors from time to time party thereto, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s  Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 4, 2021).

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

February 11, 2021