Form 10-Q
period 2021-03-31
OneWater Marine Inc.
filed 2021-05-07
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-39213

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 10,968,152 shares of Class A common stock, par value $0.01 per share, and 4,070,872 shares of Class B common stock, par value $0.01 per share, outstanding as of April 26, 2021.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

Table of Content
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

•	global public health concerns, including the COVID-19 pandemic;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, same-store sales, income, financial condition, and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	competition;

•	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	effects of industry-wide supply chain challenges and our ability to manage our inventory;

•	our ability to retain key personnel;

•	environmental conditions and real or perceived human health or safety risks;

•	any potential tax savings we may realize as a result of our organizational structure;

Table of Content
•	uncertainty regarding our future operating results and profitability;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our stores, access to inventory and customer demand; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, decline in demand for our products and services, the effects of the COVID-19 pandemic on the Company’s business, the seasonality and volatility of the boat industry, our acquisition strategies, the inability to comply with the financial and other covenants and metrics in our Credit Facilities, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” and discussed elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2020 and in subsequent Quarterly Reports on Form 10-Q.

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

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)
(Unaudited)

	March 31, 2021	September 30, 2020
Assets
Current assets:
Cash	$76,713	$66,087
Restricted cash	10,769	2,066
Accounts receivable, net	41,005	18,479
Inventories	186,089	150,124
Prepaid expenses and other current assets	14,324	15,302
Total current assets	328,900	252,058

Property and equipment, net	64,612	18,442

Other assets:
Deposits	478	350
Deferred tax asset	13,113	12,854
Identifiable intangible assets	74,004	61,304
Goodwill	151,417	113,059
Total other assets	239,012	187,567
Total assets	$632,524	$458,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,931	$12,781
Other payables and accrued expenses	22,276	24,221
Customer deposits	39,395	17,280
Notes payable – floor plan	183,802	124,035
Current portion of long-term debt	13,995	7,419
Current portion of tax receivable agreement liability	306	-
Total current liabilities	285,705	185,736

Long-term Liabilities:
Other long-term liabilities	8,634	1,482
Tax receivable agreement liability, net of current portion	17,560	15,585
Long-term debt, net of current portion and unamortized debt issuance costs	105,079	81,977
Total liabilities	416,978	284,780

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and September 30, 2020	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 10,968,152 shares issued and outstanding as of March 31, 2021 and 10,391,661 issued and outstanding as of September 30, 2020	110	104
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 4,070,872 shares issued and outstanding as of March 31, 2021 and 4,583,637 issued and outstanding as of September 30, 2020	41	46
Additional paid-in capital	113,088	105,947
Retained earnings	44,959	16,757
Total stockholders’ equity attributable to OneWater Marine Inc.	158,198	122,854
Equity attributable to non-controlling interests	57,348	50,433
Total stockholders’ equity	215,546	173,287
Total liabilities and stockholders’ equity	$632,524	$458,067

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues
New boat	$239,654	$132,719	$391,482	$235,571
Pre-owned boat	56,082	38,186	94,662	71,257
Finance & insurance income	11,789	8,083	17,752	12,408
Service, parts & other	22,086	10,975	39,798	24,425
Total revenues	329,611	189,963	543,694	343,661

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	187,147	108,254	309,679	194,209
Pre-owned boat	42,548	31,343	73,000	59,209
Service, parts & other	11,130	5,782	19,793	13,470
Total cost of sales	240,825	145,379	402,472	266,888

Selling, general and administrative expenses	48,348	32,383	83,208	60,688
Depreciation and amortization	1,378	791	2,341	1,551
Transaction costs	368	2,925	568	3,362
Loss on contingent consideration	-	-	377	-
Income from operations	38,692	8,485	54,728	11,172

Other expense (income)
Interest expense – floor plan	330	2,525	1,250	5,184
Interest expense – other	1,215	2,457	2,139	4,310
Change in fair value of warrant liability	-	-	-	(771)
Other expense (income), net	5	52	(89)	65
Total other expense, net	1,550	5,034	3,300	8,788
Income before income tax expense	37,142	3,451	51,428	2,384
Income tax expense	6,550	472	9,061	472
Net income	30,592	2,979	42,367	1,912
Less: Net income attributable to non-controlling interests		103		350
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	10,117	1,791	14,104	477
Net income attributable to OneWater Marine Inc	$20,475	$1,085	$28,263	$1,085

Earnings per share of Class A common stock – basic	$1.88	$0.18	$2.61	$0.18
Earnings per share of Class A common stock – diluted	$1.83	$0.18	$2.55	$0.18

Basic weighted-average shares of Class A common stock outstanding	10,901	6,088	10,838	6,088
Diluted weighted-average shares of Class A common stock outstanding	11,171	6,088	11,083	6,088

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

Six Months Ended March 31, 2021		Stockholders’ and Members’ Equity
			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2020	$-	$-	10,392	$104	4,583	$46	$105,947	$16,757	$50,433	$173,287
Net income	-	-	-	-	-	-	-	7,788	3,987	11,775
Distributions to members	-	-	-	-	-	-	-	-	(1,319)	(1,319)
Effect of September offering, including underwriter exercise of option to purchase shares	-	-	387	4	(387)	(4)	4,146	-	(4,256)	(110)
Exchange of B shares for A shares	-	-	88	1	(88)	(1)	916	-	(916)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(228)	-	-	(228)
Equity-based compensation	-	-	-	-	-	-	1,078	-	-	1,078
Balance at December 31, 2020	-	-	10,867	$109	4,108	$41	$111,859	$24,545	$47,929	$184,483
Net income	-	-	-	-	-	-	-	20,475	10,117	30,592
Distributions to members	-	-	-	-	-	-	-	(61)	(140)	(201)
Exchange of B shares for A shares	-	-	37	-	(37)	-	558	-	(558)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(6)	-	-	(6)
Equity-based compensation	-	-	-	-	-	-	1,127	-	-	1,127
Shares issued upon vesting of equity-based awards, net of tax withholding	-	-	64	1	-	-	(450)	-	-	(449)
Balance at March 31, 2021	$-	$-	10,968	$110	4,071	$41	$113,088	$44,959	$57,348	$215,546

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

Six Months Ended March 31, 2020		Stockholders’ and Members’ Equity
			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2019	$86,018	$31,770	-	$-	-	$-	$-	$-	$6,199	$37,969
Net (loss) income	-	(1,314)	-	-	-	-	-	-	247	(1,067)
Distributions to members	(1,310)	(189)	-	-	-	-	-	-	(732)	(921)
Accumulated unpaid preferred returns	2,183	(2,183)	-	-	-	-	-	-	-	(2,183)
Accretion of redeemable preferred and issuance costs	162	(162)	-	-	-	-	-	-	-	(162)
Equity based compensation	-	39	-	-	-	-	-	-	-	39
Balance at December 31, 2019	87,053	27,961	-	-	-	-	-	-	5,714	33,675
Net (loss) income prior to organizational transactions	-	(81)	-	-	-	-	-	-	103	22
Distributions to members prior to organizational transactions	-	(120)	-	-	-	-	-	-	(1)	(121)
Accumulated unpaid preferred returns	1,004	(1,004)	-	-	-	-	-	-	-	(1,004)
Accretion of redeemable preferred and issuance costs	74	(74)	-	-	-	-	-	-	-	(74)
Equity-based compensation prior to organizational transactions	-	616	-	-	-	-	-	-	-	616
Effect of organizational transactions	(88,131)	(27,298)	6,088	61	8,462	85	56,567	-	73,018	102,433
Equity-based compensation subsequent to organizational transactions	-	-	-	-	-	-	163	-	-	163
Net income subsequent to organizational transactions	-	-	-	-	-	-	-	1,085	1,872	2,957
Balance at March 31, 2020	$-	$-	6,088	$61	8,462	$85	$56,730	$1,085	$80,706	$138,667

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
($ in thousands)
(Unaudited)

For the Six Months Ended March 31	2021	2020

Cash flows from operating activities
Net income	$42,367	$1,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,341	1,551
Equity-based awards	2,205	818
(Gain) loss on asset disposals	(136)	90
Change in fair value of long-term warrant liability	-	(771)
Non-cash interest expense	393	3,307
Deferred income tax provision	1,787	-
Payment of acquisition contingent consideration	(5,520)	-
(Increase) decrease in assets:
Accounts receivable	(22,417)	(4,547)
Inventories	(30,551)	(56,039)
Prepaid expenses and other current assets	997	(4,495)
Deposits	(128)	(19)
Increase (decrease) in liabilities:
Accounts payable	12,971	2,273
Other payables and accrued expenses	5,480	251
Customer deposits	20,792	8,589
Net cash provided by (used in) operating activities	30,581	(47,080)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(5,126)	(3,392)
Proceeds from disposal of property and equipment	118	1,574
Cash used in acquisitions	(85,499)	-
Net cash used in investing activities	(90,507)	(1,818)
Cash flows from financing activities
Net borrowings from floor plan	55,751	68,886
Proceeds from long-term debt	30,000	35,155
Payments on long-term debt	(3,334)	(4,155)
Payments of debt issuance costs	(653)	(791)
Payments of initial public offering costs	-	(3,789)
Payments of September offering costs	(540)	-
Payment of acquisition contingent consideration	-	(1,457)
Distributions to redeemable preferred interest members	-	(90,503)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	-	59,234
Payments of tax withholdings for equity-based awards	(449)
Distributions to members	(1,520)	(4,206)
Net cash provided by financing activities	79,255	58,374
Net change in cash	19,329	9,476
Cash and restricted cash at beginning of period	68,153	11,492
Cash and restricted cash at end of period	$87,482	$20,968

Supplemental cash flow disclosures
Cash paid for interest	$2,996	$6,187
Cash paid for income taxes	7,480	-

Noncash items
Acquisition purchase price funded by seller notes payable	$2,056	$-
Acquisition purchase price funded by contingent consideration	5,482	-
Purchase of property and equipment funded by long-term debt	1,280	625
Offering costs, accrued not yet paid	-	600

Table of Content
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

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of March 31, 2021, the Company operated a total of 69 stores in ten states, consisting of Alabama, Florida, Georgia, Kentucky, Maryland, Massachusetts, North Carolina, Ohio, South Carolina, and Texas.

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

Sales of new boats from the Company’s top ten brands represent approximately 41.1% and 42.6% of total sales for the three months ended March 31, 2021 and 2020, respectively, and 39.8% and 37.6% of total sales for the six months ended March 31, 2021 and 2020, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 17.0% and 16.9% of consolidated revenue for the three months ended March 31, 2021 and 2020, respectively, and 15.7% and 16.2% of consolidated revenue for the six months ended March 31, 2021 and 2020, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries One Water Assets and Operations, South Shore Assets and Operations, Bosun’s Assets and Operations, Singleton Assets and Operations, Legendary Assets and Operations, South Florida Assets and Operations and Midwest Assets and Operations (collectively, the “Subsidiaries”), conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of March 31, 2021, OneWater Inc. owned 72.9% of the economic interest of OneWater LLC.

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

Table of Content
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

Goodwill and Other Identifiable Intangible Assets

Goodwill and intangible assets are accounted for in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, ‘‘Intangibles - Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

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

Table of Content
Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.7 and $1.5 million as of March 31, 2021 and September 30, 2020, respectively. Contract assets related to the repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements as of March 31, 2021.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three and six months ended March 31, 2021 is as follows:

($ in thousands)	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Beginning contract liability	$23,386	$17,280
Revenue recognized from contract liabilities included in the beginning balance	(14,844)	(16,300)
Increases due to cash received, net of amounts recognized in revenue during the period	30,853	38,415
Ending contract liability	$39,395	$39,395

The following tables set forth percentages on the timing of revenue recognition for the three and six months ended March 31, 2021 and the three and six months ended March 31 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Goods and services transferred at a point in time	94.5%	95.3%
Goods and services transferred over time	5.5%	4.7%
Total Revenue	100.0%	100.0%

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Goods and services transferred at a point in time	93.9%	94.1%
Goods and services transferred over time	6.1%	5.9%
Total Revenue	100.0%	100.0%

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

Table of Content
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, those relating to inventory mark downs, certain assumptions related to intangible and long-lived assets and accruals for expenses relating to business operations.

Segment Information

As of March 31, 2021 and September 30, 2020, the Company had one operating segment, marine retail. The marine retail segment consists of retail boat dealerships offering the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

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

Table of Content
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

Tom George Yacht Group Acquisition

On December 1, 2020, we acquired substantially all of the assets of Tom George Yacht Group (“TGYG”) with two locations in Florida. TGYG enhances the Company’s presence on the west coast of Florida and expands new and pre-owned boat sales, as well as yacht brokerage, service and parts. The purchase price was $10.2 million with $8.2 million paid at closing and $2.1 million financed through a note payable to the seller bearing interest at a rate of 5.5% per year. The note is payable in one lump sum three years from the closing date, with interest payments due quarterly.

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

Walker Marine Group Acquisition

On December 31, 2020, we acquired substantially all of the assets of Walker Marine Group (“Walker”) with five locations in Florida. The acquisition enhances the Company’s presence on the southwest coast of Florida and expands new and pre-owned boat sales, as well as finance and insurance services, service and parts. The purchase price was $37.2 million with $31.8 million paid at closing and an estimated payment of contingent consideration of $5.5 million. The estimated contingent consideration is part of an earnout subject to achievement of certain post-acquisition increases in adjusted EBITDA. The acquisition contingent consideration was determined using weighted average projections for the estimated post-acquisition adjusted EBITDA and was based on the Company’s historical experience with acquisitions as well as current forecasts for the industry. The minimum payout due on the acquisition contingent consideration is $0.2 million. The maximum amount of the earnout is unlimited.

The table below summarizes the preliminary estimated fair values of the assets acquired at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired	($ in thousands)
Tangible assets	$503
Identifiable intangible assets	8,230
Goodwill	28,511
Total purchase price	$37,244

Roscioli Yachting Center Acquisition

On December 31, 2020, we acquired substantially all of the assets of Roscioli Yachting Center (“Roscioli”) with one location in southeast Florida. The acquisition expands the Company’s presence in the yacht category and amplifies the Company’s service and repair offerings. As part of the acquisition, we acquired the related real estate and in-water slips. The purchase price was $45.5 million, paid at closing.

Table of Content
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired and Liabilities Assumed	($ in thousands)
Property and equipment	$41,300
Other tangible assets	88
Identifiable intangible assets	1,530
Goodwill	2,993
Liabilities assumed	(365)
Total purchase price	$45,546

Included in our results for the three and six months ended March 31, 2021, the acquisitions contributed $30.7 and $32.8 million to our consolidated revenue and $3.3 and $3.4 million to our income before income tax expense, respectively. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.4 million and $0.6 million for the three and six months ended March 31, 2021, respectively.

The following unaudited pro forma summary presents consolidated information for the three and six months ended March 31, 2020 and the six months ended March 31, 2021, as if all acquisitions had occurred on October 1, 2019:

Three Months Ended March 31, 2020
($ in thousands)
(Unaudited)
Pro forma revenue	$218,884
Pro forma net income	$5,653

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
	($ in thousands)
	(Unaudited)
Pro forma revenue	$585,943	$404,519
Pro forma net income	$47,542	$4,666

Fair values of trade names are estimated using Level 3 inputs by discounting expected future cash flows of the dealer group. The forecasted cash flows contain certain inherent uncertainties, including significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected cash flows, capital expenditures, weighted average costs of capital, future economic and market conditions, and other marketplace data the Company believes to be reasonable.

We expect substantially all of the goodwill related to completed acquisitions to be deductible for federal income tax purposes.

5.	Inventories

Inventories consisted of the following at:

($ in thousands)	March 31, 2021	September 30, 2020
New vessels	$157,380	$120,012
Pre-owned vessels	16,615	21,262
Work in process, parts and accessories	12,094	8,850
	$186,089	$150,124

Table of Content
6.	Goodwill and Other Identifiable Intangible Assets

The Company reviews goodwill for impairment annually in the fiscal fourth quarter, or more often if events or circumstances indicate that impairment may have occurred. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. As of March 31, 2021, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair value of our reporting unit is less than its carrying value. As a result, we were not required to perform a quantitative goodwill impairment test.

($ in thousands)	Goodwill
Balance as of September 30, 2020	$113,059
Acquired goodwill during the six months ended March 31, 2021	38,358
Balance as of March 31, 2021	$151,417

Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. As of March 31, 2021, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our identifiable intangible assets are less than their carrying values. As a result, we were not required to perform a quantitative identifiable intangible assets impairment test.

($ in thousands)	Identifiable Intangible Assets
Balance as of September 30, 2020	$61,304
Acquired identifiable intangible assets during the six months ended March 31, 2021	12,700
Balance as of March 31, 2021	$74,004

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On December 10, 2020, the Company entered into the Second Amendment to the Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) to change certain compliance reporting from weekly to monthly. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers). The outstanding balance of the facility was $183.8 million and $124.0 million, as of March 31, 2021 and September 30, 2020, respectively.

Interest on new boats and for rental units is calculated using the one month London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. If LIBOR is less than 2.96%, 25 basis points are added when calculating the interest rate. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of March 31, 2021 the interest rate on the Inventory Financing Facility ranged from 3.11% to 5.36% for new inventory and 3.36% to 5.61% for pre-owned inventory. As of September 30, 2020 the interest rate on the Inventory Financing Facility ranged from 3.15% to 5.40% for new inventory and 3.40% to 5.65% for pre-owned inventory. Borrowing capacity available at March 31, 2021 and September 30, 2020 was $208.7 million and $268.5 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) as well as a minimum Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at March 31, 2021.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.

Table of Content
8.	Long-term Debt and Line of Credit

Long-term debt consisted of the following at:

($ in thousands)	March 31, 2021	September 30, 2020
Term note payable to Truist Bank, secured and bearing interest at 2.75% at March 31, 2021 and 3.0% September 30, 2020. The note requires quarterly principal payments commencing on March 31, 2021 and maturing with a full repayment on July 22, 2025	$108,625	$80,000
Revolving note payable for an amount up to $30.0 million to Truist Bank	-	-
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through March 2027	3,275	2,454
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Tom George Yacht Sales, Inc., unsecured and bearing interest at 5.5% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	-
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2021	1,271	1,271
Note payable to Bosun's Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note requires annual interest payments with a balloon payment due on June 1, 2021	1,227	1,227
Note payable to Rebo, Inc., unsecured and bearing interest at 5.5% per annum. The note requires annual interest payments with a balloon payment due on April 1, 2021	1,000	1,000
Note payable to Lab Marine, Inc., unsecured and bearing interest at 6.0% per annum. The note was repaid in full	-	1,500
Total debt outstanding	121,538	91,536
Less current portion	(13,995)	(7,419)
Less unamortized portion of debt issuance costs	(2,464)	(2,140)
Long-term debt, net of current portion of unamortized debt issuance costs	$105,079	$81,977

The term note payable to Truist Bank is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The credit agreement is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit agreement also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at March 31, 2021.

Table of Content
9.	Stockholders’ and Members’ Equity

Equity-Based Compensation

We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,503,902. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

During the six months ended March 31, 2021, the Board approved the grant of 58,566 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2021 as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 200% of the target number of units depending upon achievement of the performance goals. Performance-based restricted stock units vest in three equal annual installments, commencing on October 1, 2022. Upon vesting, each performance-based restricted stock unit equals one share of common stock of the Company. Compensation cost for performance-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and the Company’s assessment of the probability and level of performance achievement, and is recognized on a graded basis over the three-year vesting period. As of March 31, 2021, the Company estimated achievement of the performance targets at 150% and therefore $0.2 million and $0.3 million of expense related to the performance awards was recorded in the three and six months ended March 31, 2021, respectively.

During the six months ended March 31, 2021, the Board approved the grant of 114,665 time-based restricted stock units. 25,622 restricted stock units fully vest on October 1, 2021 and the remaining 89,043 restricted stock units vest in four equal annual installments commencing on September 30, 2021.

The following table further summarizes activity related to restricted stock units for the six months ended March 31, 2021:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2020	301,643	$15.78
Awarded	202,514	23.43
Vested	(75,895)	15.70
Forfeited	-	-
Unvested at March 31, 2021	428,262	$19.41

Compensation cost for restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a straight-line basis over the applicable vesting periods. For the three and six months ended March 31, 2021, the Company recognized $1.1 million and $2.2 million of compensation expense, respectively. As of March 31, 2021, the total unrecognized compensation expense related to outstanding equity awards was $5.7 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

We issue shares of our Class A common stock upon the vesting of performance-based restricted stock units and time-based restricted stock units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of restricted stock units, we repurchase a portion of shares issued equal to the amount of employee income tax withholding.

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

The Company engaged a third-party valuation specialist to assist management in performing a valuation of the fair value of the common unit warrants. Accordingly, the warrant liability was accounted for based on inputs that were unobservable and significant to the overall fair value measurement (Level 3). The valuation considered both a market and a discounted cash flows approach in arriving at the fair value of the common unit warrants. As previously noted, the common unit warrants were exercised in connection with the Offering for common units of OneWater LLC and therefore no warrant liability existed as of September 30, 2020 and March 31, 2021. The Company recognized income of $0.8 million for the six months ended March 31, 2020, and this change in the fair value was recorded as a change in the fair value of warrant liability in the accompanying unaudited condensed consolidated statements of operations.

Table of Content
Non-Controlling Interest

In connection with the Offering, the former owners of Bosun’s Assets and Operations and South Shore Assets and Operations received 290,466 and 306,199 shares of Class A common stock, respectively, for the surrender of their respective 25.0% ownership interests. Accordingly, the former owners’ minority interests have been recorded as a non-controlling interest from October 1, 2019 through February 10, 2020, the period prior to the Offering.

As discussed in Note 1, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the holders of OneWater LLC Units (the “OneWater Unit Holders”). Changes in ownership interest in OneWater LLC, while OneWater Inc. retains its controlling interest, will be accounted for as equity transactions. Future direct exchanges of OneWater LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of March 31, 2021, OneWater Inc. owned 72.9% of the economic interest of OneWater LLC with the OneWater Unit Holders owning the remaining 27.1%.

Distributions

During the six months ended March 31, 2021, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

Earnings Per Share

Basic and diluted earnings per share of Class A common stock is computed by dividing net income attributable to OneWater Inc. by the weighted-average number of Class A common stock outstanding during the period. For the three and six months ended March 31, 2020, earnings per share is calculated for the period from February 11, 2020 through March 31, 2020, the period following the Offering. Diluted earnings per share is computed by giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to February 11, 2020, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

Earnings per share:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Numerator:
Net income attributable to OneWater Inc	$20,475	$1,085

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	10,901	6,088
Effect of dilutive securities:
Restricted stock units	270	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	11,171	6,088

Earnings per share of Class A common stock – basic	$1.88	$0.18
Earnings per share of Class A common stock – diluted	$1.83	$0.18

Table of Content
The following table sets forth the calculation of earnings per share for the six months ended March 31, 2021 and 2020 (in thousands, except per share data):

Earnings per share:	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Numerator:
Net income attributable to OneWater Inc	$28,263	$1,085

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	10,838	6,088
Effect of dilutive securities:
Restricted stock units	245	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	11,083	6,088

Earnings per share of Class A common stock – basic	$2.61	$0.18
Earnings per share of Class A common stock – diluted	$2.55	$0.18

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Class B common stock	4,108	8,462
Restricted Stock Units	143	127
	4,251	8,589

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Class B common stock	4,154	8,462
Restricted Stock Units	173	127
	4,327	8,589

Employee Stock Purchase Plan

At the Company's 2021 Annual Meeting of Stockholders (the "Annual Meeting"), held on February 23, 2021, the Company’s stockholders approved the OneWater Marine Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which was approved and adopted by the Board as of January 13, 2021 (the “Adoption Date”), subject to stockholder approval at the Annual Meeting. The effective date of the ESPP is February 23, 2021, and, unless earlier terminated, the ESPP will expire on the twentieth anniversary of the Adoption Date. The ESPP will be administered by the Board or by one or more committees to which the Board delegates such administration.

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 299,505 shares of the Company’s Class A common stock may be issued under the ESPP, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan. As of March 31, 2021, there has not yet been an offering period under the ESPP.

Table of Content
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

The Company had classified the redeemable preferred interest as temporary equity in the consolidated balance sheets. The discount on the issuance of the redeemable preferred interest was being accreted to retained common interests as a dividend from the date of issuance through the fifth anniversary of the issuance date. On February 11, 2020, in connection with the Offering, OWAO used $89.2 million in cash to fully redeem the preferred interest in subsidiary held by Goldman and Beekman. For the three months ended March 31, 2020, the Company recorded $1.1 million in accretion of the discount and amortization of the issuance costs associated with redeemable preferred interest in subsidiary, which includes an acceleration of the remaining discount and issuance costs balances outstanding at the redemption date.

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

Our effective tax rate of 17.6% for each of the three and six months ending March 31, 2021 differs from statutory rates primarily due to earnings allocated to non-controlling interests.

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

As of March 31, 2021, the Company had not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is not currently subject to income tax audits in any U.S. or state jurisdiction for any tax year.

Tax Receivable Agreement

In connection with the Offering, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of March 31, 2021 and September 30, 2020, our liability under the Tax Receivable Agreement was $17.9 million and $15.6 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our ability under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or Call Right (each as defined in the OneWater LLC Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statements of operations.

12.	Contingencies and Commitments

Operating Leases

The Company recorded rent expense of $3.9 million and $3.1 million during the three months ended March 31, 2021 and 2020, respectively, and $7.0 million and $6.1 million during the six months ended March 31, 2021 and 2020, respectively. The Company leases certain facilities and equipment under noncancelable operating lease agreements having terms in excess of one year, which expire at various dates through 2037.

Table of Content
Acquisition Contingent Consideration

As of March 31, 2021, the Company has recorded an estimate of contingent consideration for a fiscal year 2021 acquisition in the amount of $5.5 million. The acquisition contingent consideration liability is accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The estimated contingent consideration balance at March 31, 2021 is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets.

As of September 30, 2020, the Company recorded an estimate of contingent consideration for a fiscal year 2019 acquisition in the amount of $5.5 million. The acquisition contingent consideration liability had been accounted for based on inputs that were unobservable and significant to the overall fair value measurement (Level 3). The contingency period closed on December 1, 2020 and a final payout in the amount of $5.9 million was made on December 29, 2020. The estimated contingent consideration balance at September 30, 2020 was recorded in Other payables and accrued expenses in the unaudited condensed consolidated balance sheets. For the six months ended March 31, 2021, a $0.4 million expense is recorded in the unaudited condensed consolidated statements of operations for the adjustment to the contingent consideration.

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

In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. Total purchases incurred under these arrangements were $21.3 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively, and $36.4 million and $19.5 million for the six months ended March 31, 2021 and 2020, respectively.

In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, and $1.1 million and $1.0 million for the six months ended March 31, 2021 and 2020, respectively.

In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. Total fees recorded under these arrangements were $1.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, and $1.4 million and $0.4 million for the six months ended March 31, 2021 and 2020, respectively.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. Total payments recorded under these arrangements were $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, and $0.1 million and $0.4 million for the six months ended March 31, 2021 and 2020, respectively. Included in these amounts and in connection with our notes payable floor plan financing, our Chief Executive Officer was paid a guarantee fee of $0.1 and $0.3 million for the three and six months ended March 31, 2020, respectively, for his personal guarantee associated with this arrangement.

In connection with transactions noted above, the Company was due $5,851 and $0.1 million as recorded within accounts receivable as of March 31, 2021 and September 30, 2020, respectively.

Table of Content
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the "Company," "we," "us," and "our" refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2020, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 49 additional stores through 20 acquisitions. Our portfolio as of March 31, 2021 consisted of 24 different local and regional dealer groups. Because of this, we believe we are one of the largest and fastest-growing premium recreational boat retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

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

Impact of COVID-19

The COVID-19 pandemic and its related effects, including restraints on U.S. economic and leisure activities, have had and may continue to have a significant impact on our operations and financial condition. We place the utmost importance on the safety and well-being of our employees and in compliance with guidelines issued by the World Health Organization (WHO), the Centers for Disease Control and Prevention (CDC) and federal, state or local authorities, we closed or reduced staffing at certain locations during portions of the fiscal year ended September 30, 2020. We have implemented cleaning and social distancing techniques at each of our locations. In light of the current environment, our sales team members are fully engaged with customers and are providing them with virtual walkthroughs of inventory and/or private, at home or on water, showings, while our service departments are working hard to deliver boats and keep customers on the water.

The COVID-19 pandemic and its related effects may continue to interfere with the ability of our employees, contractors, customers, suppliers, and other business partners to perform our and their respective responsibilities and obligations with respect to the operation of our business. To date, we have not experienced any significant shortages of inventory, but due to the COVID-19 pandemic and increased sales generally across the industry, there has been industry-wide supply chain constraints. It is possible that a significant shortage could occur as a result of the COVID-19 pandemic and its effects on, among other things, supply chains, operations and consumer demand.

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

Table of Content
While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the three and six months ended March 31, 2021 suggest that spending in all our regions and across product lines has proven remarkably resilient despite the challenges posed by the pandemic as families have increasingly focused on socially-distanced, outdoor recreation, driving a material increase in sales.

Though the COVID-19 pandemic did not adversely affect our financial position for the three and six months ended March 31, 2021 relative to the three and six months ended March 31, 2020, the ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors, including the existence and extent of a prolonged economic downturn, the resurgence of COVID19 in certain geographic areas, emergence of new strain variants thereof, consumer demand and the ability to safely and legally operate our stores.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 49 additional stores through 20 dealer group acquisitions. Our team remains focused on expanding our dealership in regions with strong boating cultures, enhancing the customer experience, and generating value for our shareholders.

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

In the six months ended March 31, 2021, we completed the following transactions:

•	On December 1, 2020, Tom George Yacht Group with two locations in Florida
•	On December 31, 2020, Walker Marine Group with five locations in Florida
•	On December 31, 2020, Roscioli Yachting Center with one location in Florida

Total purchase price of the acquisitions during the six months ended March 31, 2021 was $93.0 million and was paid with $85.5 million in cash, and the remaining $7.5 million was financed with $5.5 million estimated acquisition contingent consideration and a $2.1 million seller notes payable. The acquisitions contributed $30.7 million to our consolidated revenue and $3.3 million to our income before income tax expense for the three months ended March 31, 2021. Included in our results for the six months ended March 31, 2021, the acquisitions contributed $32.8 million to our consolidated revenue and $3.4 million to our income before income tax expense. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, and valuation fees, which are charged directly to operations in the consolidated statements of operations as incurred in the amount of $0.4 million and $0.6 million for the three and six months ended March 31, 2021, respectively.

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

Table of Content
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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 10.3% and 10.0% to revenue in the three months ended March 31, 2021 and 2020, respectively, and 10.6% and 10.7% in the six months ended March 31, 2021 and 2020, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 25.6% and 29.8% to gross profit in the three months ended March 31, 2021 and 2020, respectively, and 26.7% and 30.4% to gross profit in the six months ended March 31, 2021 and 2020, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of warrant liability, loss on contingent consideration, loss on extinguishment of debt and transaction costs. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Table of Content
Fiscal Year 2021 Acquisitions

•	Effective December 1, 2020, we acquired Tom George Yacht Sales, Inc., a full-service marine retailer based in Florida with two stores.

•	Effective December 31, 2020, we acquired Walker Marine Group, Inc., a full-service marine retailer based in Florida with five stores.

•	Effective December 31, 2020, we acquired Roscioli Yachting Center, Inc., a full-service marina and yachting facility located in Florida, including the related real estate and in-water slips.

We refer to the fiscal year 2021 acquisitions described above collectively as the ‘‘2021 Acquisitions.’’ The 2021 acquisitions are reflected in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2021 from the date of acquisition forward.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc. was subject to U.S. federal, state and local taxes at an estimated blended statutory rate of 24.1% for the six months ended March 31, 2021. OneWater Inc. was subject to U.S. federal, state and local taxes at an estimated blended statutory rate of 24.3% from February 11, 2020 through March 31, 2020, the period following the Offering.

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

Table of Content
Results of Operations

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$239,654	72.7%	$132,719	69.9%	$106,935	80.6%
Pre-owned boat	56,082	17.0%	38,186	20.1%	17,896	46.9%
Finance & insurance income	11,789	3.6%	8,083	4.3%	3,706	45.8%
Service, parts and other	22,086	6.7%	10,975	5.8%	11,111	101.2%
Total revenues	329,611	100.0%	189,963	100.0%	139,648	73.5%

Gross Profit
New boat	52,507	15.9%	24,465	12.9%	28,042	114.6%
Pre-owned boat	13,534	4.1%	6,843	3.6%	6,691	97.8%
Finance & insurance	11,789	3.6%	8,083	4.3%	3,706	45.8%
Service, parts & other	10,956	3.3%	5,193	2.7%	5,763	111.0%
Total gross profit	88,786	26.9%	44,584	23.5%	44,202	99.1%

Selling, general and administrative expenses	48,348	14.7%	32,383	17.0%	15,965	49.3%
Depreciation and amortization	1,378	0.4%	791	0.4%	587	74.2%
Transaction costs	368	0.1%	2,925	1.5%	(2,557)	-87.4%

Income from operations	38,692	11.7%	8,485	4.5%	30,207	356.0%

Interest expense - floor plan	330	0.1%	2,525	1.3%	(2,195)	-86.9%
Interest expense - other	1,215	0.4%	2,457	1.3%	(1,242)	-50.5%
Other expense (income), net	5	0.0%	52	0.0%	(47)	-90.4%
Income before income tax expense	37,142	11.3%	3,451	1.8%	33,691	976.3%
Income tax expense	6,550	2.0%	472	0.2%	6,078	1287.7%
Net income	30,592	9.3%	2,979	1.6%	27,613	926.9%
Less: Net income attributable to non-controlling interest	-		103		(103)	-100.0%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	10,117		1,791		8,326	464.9%
Net income attributable to One Water Marine Inc.	$20,475		$1,085		$19,390	1787.1%

Revenue

Overall, revenue increased by $139.6 million, or 73.5%, to $329.6 million for the three months ended March 31, 2021 from $190.0 million for the three months ended March 31, 2020. Revenue generated from same-store sales increased 57.4% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, driven by an increase in sales across all boating categories and higher finance & insurance and service, parts and other sales. The increase in revenue was primarily driven by an increase in both the number of boats sold and the average selling price of new and pre-owned boats. Overall revenue increased by $139.6 million as a result of a $108.3 million increase in same-store sales and a $31.4 million increase from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods. As of March 31, 2021, we had acquired eight stores in fiscal year 2021. We did not make any acquisitions in fiscal year 2020.

New Boat

New boat revenue increased by $106.9 million, or 80.6%, to $239.7 million for the three months ended March 31, 2021 from $132.7 for the three months ended March 31, 2020. The increase was primarily attributable to our robust same-store sales growth. During the three months ended March 31, 2021 we experienced an increase in unit sales of approximately 26.4% and an increase in average unit prices of approximately 42.9% over the three months ended March 31, 2020. We believe the increase in units sold was primarily due to the shift towards outdoor leisure activity during the COVID-19 pandemic as well as the continued execution of operational improvements on previously acquired dealers. The increase in average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand, as well as supply and demand forces as manufacturer replenishments have been slowed by the COVID-19 pandemic providing us increased leverage in the sales cycle.

Pre-owned Boat

Pre-owned boat revenue increased by $17.9 million, or 46.9%, to $56.1 million for the three months ended March 31, 2021 from $38.2 million for the three months ended March 31, 2020. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the three months ended March 31, 2021 experienced a 2.7% decrease in the number of units sold due to industry-wide supply constraints. We benefited from a 39.4% increase in average unit price largely due to the mix of pre-owned products, the composition of the brands and models sold during the period as well as the industry-wide supply restrictions driving prices higher.

Table of Content
Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $3.7 million, or 45.8%, to $11.8 million for the three months ended March 31, 2021 from $8.1 million for the three months ended March 31, 2020. The increase was primarily due to the additional new and pre-owned boat revenues, which were primarily attributable to our same-store sales growth and the 2021 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products decreased as a percentage of total revenue to 3.6% in the three months ended March 31, 2021 from 4.3% for the three months ended March 31, 2020, primarily due to the 2021 Acquisitions as well as the increase in service, parts and other revenue as a portion of our total revenue. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other

Service, parts & other revenue increased by $11.1 million, or 101.2%, to $22.1 million for the three months ended March 31, 2021 from $11.0 million for the three months ended March 31, 2020. This increase in service, parts & other revenue is primarily due to ancillary sales generated from our increase in new and pre-owned boat sales, sales attributable to our same-store sales growth and the impact of the 2021 Acquisitions.

Gross Profit

Overall, gross profit increased by $44.2 million, or 99.1%, to $88.8 million for the three months ended March 31, 2021 from $44.6 million for the three months ended March 31, 2020. This increase was primarily due to our overall increase in same-store sales, a shift in the mix and size of boat models sold, the Company’s focus on dynamic pricing, an increase in service, parts & other sales, finance & insurance, and the emphasis on meeting customer demand. Overall gross margins increased 340 basis points to 26.9% for the three months ended March 31, 2021 from 23.5% for the three months ended March 31, 2020 due to the factors noted below.

New Boat

New boat gross profit increased by $28.0 million, or 114.6%, to $52.5 million for the three months ended March 31, 2021 from $24.5 million for the three months ended March 31, 2020. New boat gross profit as a percentage of new boat revenue was 21.9% for the three months ended March 31, 2021 as compared to 18.4% in the three months ended March 31, 2020. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and the expansion of new boat gross profit margins created by a lower supply of new boat inventory in the three months ended March 31, 2021.

Pre-owned Boat

Pre-owned boat gross profit increased by $6.7 million, or 97.8%, to $13.5 million for the three months ended March 31, 2021 from $6.8 million for the three months ended March 31, 2020. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue primarily as a result of our same-store sales growth and the 2021 Acquisitions. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 24.1% and 17.9% for the three months ended March 31, 2021 and 2020, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements. Margins were also driven higher by a lower supply of pre-owned inventory in the market for the three months ended March 31, 2021.

Finance & Insurance

Finance & insurance gross profit increased by $3.7 million, or 45.8%, to $11.8 million for the three months ended March 31, 2021 from $8.1 million for the three months ended March 31, 2020. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other

Service, parts & other gross profit increased by $5.8 million, or 111.0%, to $11.0 million for the three months ended March 31, 2021 from $5.2 million for the three months ended March 31, 2020. The increase in service, parts & other gross profit was primarily driven by our same-store sales growth as well as the impact of the 2021 Acquisitions. Service, parts & other gross profit as a percentage of service, parts & other revenue was 49.6% and 47.3% for the three months ended March 31, 2021 and 2020, respectively. This increase was the result of the mix of products sold and services provided as the gross profit shifted more towards service work, which has a higher margin. Additionally, due to the increased demand, we experienced an increase in utilization of our service technicians which drove margins higher.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $16.0 million, or 49.3%, to $48.3 million for the three months ended March 31, 2021 from $32.4 million for the three months ended March 31, 2020. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. Selling, general & administrative expenses experienced a  $15.3 million increase in personnel expenses, a $0.5 million decrease in selling and administrative expenses and a $1.2 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue decreased to 14.7% from 17.0% for the three months ended March 31, 2021 and 2020, respectively. The reduction in selling, general & administrative expenses as a percentage of revenue was primarily due to the Company’s ability to leverage its existing expense structure to support the increase in revenue, as well as a reduction in selling expenses related to the cancellation of boat shows.

Table of Content
Depreciation and Amortization

Depreciation and amortization expense increased $0.6 million, or 74.2%, to $1.4 million for the three months ended March 31, 2021 compared to $0.8 million for the three months ended March 31, 2020. The increase in depreciation and amortization expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to an increase in property and equipment from our 2021 Acquisitions.

Transaction Costs

The decrease in transaction costs of $2.6 million, or 87.4%, to $0.4 million for the three months ended March 31, 2021 compared to $2.9 million for the three months ended March 31, 2020 was primarily attributable to $2.3 million of expenses recognized in conjunction with the Offering that were not able to be capitalized for the three months ended March 31, 2020.

Income from Operations

Income from operations increased $30.2 million, or 356.0%, to $38.7 million for the three months ended March 31, 2021 compared to $8.5 million for the three months ended March 31, 2020. The increase was primarily attributable to the $44.2 million increase in gross profit for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, partially offset by a $16.0 million increase in selling, general & administrative expenses during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan decreased $2.2 million, or 86.9%, to $0.3 million for the three months ended March 31, 2021 compared to $2.5 million for the three months ended March 31, 2020. This decrease was primarily attributable to falling interest rates, an increase in interest assistance received from our manufacturers and bank, as well as a $110.5 million decrease in the outstanding borrowings on our Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) as of March 31, 2021 compared to March 31, 2020.

Interest Expense – Other

The decrease in interest expense – other of $1.2 million, or 50.5%, to $1.2 million for the three months ended March 31, 2021 compared to $2.5 million for the three months ended March 31, 2020 was primarily attributable to the July 22, 2020 payoff of our Term and Revolver Credit Facility (as defined below) and entry into the Refinanced Credit Facility (as defined below), which offers a more favorable interest rate.

Other Expense (Income), Net

Other expense decreased to $4,881 during the three months ended March 31, 2021 as compared to $51,492 for the three months ended March 31, 2020.

Income Tax Expense

The $6.1 million increase in income tax expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily the result of the $33.7 million increase in income before income tax expense, the Offering and the taxability of OneWater Inc. as a corporation for the full three months ended March 31, 2021 versus only the period subsequent to the Offering for the three months ended March 31, 2020. Additionally, as Class B common stock was exchanged for Class A common stock (in accordance with the terms of the OneWater LLC Agreement), the proportion of consolidated income before income tax expense allocated to OneWater Inc. increased, yielding higher income tax expense.

Net Income

Net income increased by $27.6 million to $30.6 million for the three months ended March 31, 2021 compared to a $3.0 million for the three months ended March 31, 2020. The increase was primarily attributable to the $44.2 million increase in gross profit for the three months ended March 31, 2021 compared to March 31, 2020. The increase was partially offset by the $16.0 million increase in selling, general & administrative expenses and the $6.1 million increase in income tax expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Table of Content
Six Months Ended March 31, 2021, Compared to Six Months Ended March 31, 2020

	For the Six Months Ended March 31, 2021		For the Six Months Ended March 31, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$391,482	72.0%	$235,571	68.5%	$155,911	66.2%
Pre-owned boat	94,662	17.4%	71,257	20.7%	23,405	32.8%
Finance & insurance income	17,752	3.3%	12,408	3.6%	5,344	43.1%
Service, parts and other	39,798	7.3%	24,425	7.1%	15,373	62.9%
Total revenues	543,694	100.0%	343,661	100.0%	200,033	58.2%

Gross Profit
New boat	81,803	15.0%	41,362	12.0%	40,441	97.8%
Pre-owned boat	21,662	4.0%	12,048	3.5%	9,614	79.8%
Finance & insurance	17,752	3.3%	12,408	3.6%	5,344	43.1%
Service, parts & other	20,005	3.7%	10,955	3.2%	9,050	82.6%
Total gross profit	141,222	26.0%	76,773	22.3%	64,449	83.9%

Selling, general and administrative expenses	83,208	15.3%	60,688	17.7%	22,520	37.1%
Depreciation and amortization	2,341	0.4%	1,551	0.5%	790	50.9%
Transaction costs	568	0.1%	3,362	1.0%	(2,794)	-83.1%
Loss on contingent consideration	377	0.1%	-	0.0%	377

Income from operations	54,728	10.1%	11,172	3.3%	43,556	389.9%

Interest expense - floor plan	1,250	0.2%	5,184	1.5%	(3,934)	-75.9%
Interest expense - other	2,139	0.4%	4,310	1.3%	(2,171)	-50.4%
Change in fair value of warrant liability	-	0.0%	(771)	-0.2%	771	-100.0%
Other (income) expense, net	(89)	0.0%	65	0.0%	(154)	-236.9%
Income before income tax expense	51,428	9.5%	2,384	0.7%	49,044	2057.2%
Income tax expense	9,061	1.7%	472	0.1%	8,589	1819.7%
Net income	42,367	7.8%	1,912	0.6%	40,455	2115.8%
Less: Net income attributable to non-controlling interest	-		350		(350)	-100.0%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	14,104		477		13,627	2856.8%
Net income attributable to One Water Marine Inc.	$28,263		$1,085		$27,178	2504.9%

Revenue

Overall, revenue increased by $200.0 million, or 58.2%, to $543.7 million for the six months ended March 31, 2021 from $343.7 million for the six months ended March 31, 2020. Revenue generated from same-store sales increased 48.7% for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold and an increase in the number of new boats sold. Overall revenue increased by $166.1 million as a result of our increase in same-store sales and $33.9 million from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. As of March 31, 2021, we had acquired eight stores in fiscal year 2021. We did not make any acquisitions in fiscal year 2020.

New Boat

New boat revenue increased by $155.9 million, or 66.2%, to $391.5 million for the six months ended March 31, 2021 from $235.6 for the six months ended March 31, 2020. The increase was the result of our same-store sales growth during the twelve month period and the increased unit sales attributable to the 2021 Acquisitions. During the six months ended March 31, 2021, we experienced an increase in unit sales of 27.9% and an increase in average unit prices of 29.9% over the six months ended March 31, 2020. We believe the increase in units sold was primarily due to the shift towards outdoor leisure activity during the COVID-19 pandemic as well as the continued execution of operational improvements on previously acquired dealers. The increase in average sales price was due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand, as well as supply and demand forces as manufacturer replenishments have been slowed by the COVID-19 pandemic providing us increased leverage in the sales cycle.

Pre-owned Boat

Pre-owned boat revenue increased by $23.4 million, or 32.8%, to $94.7 million for the six months ended March 31, 2021 from $71.3 million for the six months ended March 31, 2020. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the six months ended March 31, 2021 experienced a 4.8% decrease in the number of units sold due to industry-wide supply constraints. The average sales price per pre-owned unit in the six months ended March 31, 2021 increased 33.8% largely due to the mix of pre-owned products and the composition of the brands and models sold during the period as well as the industry-wide supply restrictions driving prices higher.

Table of Content
Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $5.3 million, or 43.1%, to $17.8 million for the six months ended March 31, 2021 from $12.4 million for the six months ended March 31, 2020. The increase was primarily a result of the increase in same-store sales and additional revenue attributable to the 2021 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products slightly decreased as a percentage of total revenue to 3.3% in the six months ended March 31, 2021 from 3.6% for the six months ended March 31, 2020. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other

Service, parts & other revenue increased by $15.4 million, or 62.9%, to $39.8 million for the six months ended March 31, 2021 from $24.4 million for the six months ended March 31, 2020. This increase in service, parts & other revenue is primarily due to ancillary sales generated from our increase in new and pre-owned boat sales and the impact of our 2021 Acquisitions.

Gross Profit

Overall, gross profit increased by $64.4 million, or 83.9%, to $141.2 million for the six months ended March 31, 2021 from $76.8 million for the six months ended March 31, 2020. This increase was primarily due to our overall increase in same-store sales, primarily driven by an increase in new and pre-owned boat sales, service, parts and other sales, the Company’s focus on dynamic pricing and the increase in finance & insurance income. The increase in gross profit was also a result of an increase in the number of stores due to the 2021 Acquisitions. Overall gross margins increased 370 basis points to 26.0% for the six months ended March 31, 2021 from 22.3% for the six months ended March 31, 2020 due to the factors noted below.

New Boat

New boat gross profit increased by $40.4 million, or 97.8%, to $81.8 million for the six months ended March 31, 2021 from $41.4 million for the six months ended March 31, 2020. New boat gross profit as a percentage of new boat revenue was 20.9% for the six months ended March 31, 2021 as compared to 17.6% in the six months ended March 31, 2020. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and the expansion of new boat gross profit margins created by a lower supply of new boat inventory in the six months ended March 31, 2021.

Pre-owned Boat

Pre-owned boat gross profit increased by $9.6 million, or 79.8%, to $21.7 million for the six months ended March 31, 2021 from $12.0 million for the six months ended March 31, 2020. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue primarily as a result of our same-store sales growth and our 2021 Acquisitions. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 22.9% and 16.9% for the six months ended March 31, 2021 and 2020, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the six months ended March 31, 2021 as compared to the six months ended March 31, 2020, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements. Margins were also driven higher by a lower supply of pre-owned inventory in the market for the six months ended March 31, 2021.

Finance & Insurance

Finance & insurance gross profit increased by $5.3 million, or 43.1%, to $17.8 million for the six months ended March 31, 2021 from $12.4 million for the six months ended March 31, 2020. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other

Service, parts & other gross profit increased by $9.1 million, or 82.6%, to $20.0 million for the six months ended March 31, 2021 from $11.0 million for the six months ended March 31, 2020. The increase in service, parts & other gross profit was primarily driven by our same-store sales growth as well as the impact of the 2021 Acquisitions. Service, parts & other gross profit as a percentage of service, parts & other revenue was 50.3% and 44.9% for the six months ended March 31, 2021 and 2020, respectively. This increase was the result of the mix of products sold and services provided as the gross profit shifted more towards service work, which has a higher margin. Additionally, due to the increased demand, we experienced an increase in utilization of our service technicians which drove margins higher.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $22.5 million, or 37.1%, to $83.2 million for the six months ended March 31, 2021 from $60.7 million for the six months ended March 31, 2020. This increase was primarily due to the impact of expenses incurred to support the overall increase in same-store sales. Selling, general & administrative expenses consisted of a $21.9 million increase in personnel expenses, a $1.2 million decrease in selling and administrative expenses, and $1.8 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue decreased to 15.3% from 17.7% for the six months ended March 31, 2021 and 2020, respectively. The reduction in selling, general & administrative expenses as a percentage of revenue was primarily due to the Company’s ability to leverage its existing expense structure to support the increase in revenue, as well as a reduction in selling expenses related to the cancellation of boat shows.

Table of Content
Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million, or 50.9%, to $2.3 million for the six months ended March 31, 2021 compared to $1.6 million for the six months ended March 31, 2020. The increase in depreciation and amortization expense for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 was primarily attributable to an increase in property and equipment from our 2021 Acquisitions.

Transaction Costs

The decrease in transaction costs of $2.8 million, or 83.1%, to $0.6 million for the six months ended March 31, 2021 compared to $3.4 million for the six months ended March 31, 2020 was primarily attributable to $2.3 million of expenses recognized for the six months ended March 31, 2020 in conjunction with the Offering that were not able to be capitalized.

Loss on Contingent Consideration

During the six months ended March 31, 2021, we incurred an expense of $0.4 million on the settlement of a contingent payment related to a fiscal year 2019 acquisition. There were no adjustments to contingent consideration for the six months ended March 31, 2020.

Income from Operations

Income from operations increased $43.6 million, or 389.9%, to $54.7 million for the six months ended March 31, 2021 compared to $11.2 million for the six months ended March 31, 2020. The increase was primarily attributable to the $64.4 million increase in gross profit for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020, partially offset by a $22.5 million increase in selling, general & administrative expenses during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan decreased $3.9 million, or 75.9%, to $1.3 million for the six months ended March 31, 2021 compared to $5.2 million for the six months ended March 31, 2020. This decrease was primarily attributable to falling interest rates, an increase in interest assistance received from our manufacturers and bank as well as a $110.5 million decrease in the outstanding borrowings on our Inventory Financing Facility as of March 31, 2021 compared to March 31, 2020.

Interest Expense – Other

The decrease in interest expense – other of $2.2 million, or 50.4%, to $2.1 million for the six months ended March 31, 2021 compared to $4.3 million for the six months ended March 31, 2020 was primarily attributable to the payoff of our Term and Revolver Credit Facility (as defined below) and entry into the Refinanced Credit Facility (as defined below), which offers a more favorable interest rate.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability of $0.7 million for the six months ended March 31, 2020 was attributable to an overall change in the enterprise value of the Company. No charge was recorded for the six months ended March 31, 2021 as the warrants were exercised in conjunction with the Offering.

Other Expense (Income), Net

Other expense (income), net was income of approximately $89,000 for the six months ended March 31, 2021 and expense of approximately $65,000 for the six months ended March 31, 2020.

Income Tax Expense

The $8.6 million increase in income tax expense for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020 was primarily the result of the $49.0 million increase in income before income tax expense and the Offering and the taxability of OneWater Inc. as a corporation for the full six months ended March 31, 2021 versus only the period subsequent to the offering for the six months ended March 31, 2020. Additionally, as Class B common stock was exchanged for Class A common stock (in accordance with the terms of the OneWater LLC Agreement), the proportion of consolidated income before income tax expense allocated to OneWater Inc. increased, yielding higher income tax expense.

Net Income

Net income increased by $40.5 million to $42.4 million for the six months ended March 31, 2021 compared to $1.9 million for the six months ended March 31, 2020. The increase was primarily attributable to the $64.5 million increase in gross profit for the six months ended March 31, 2021 compared to March 31, 2020. The increase was partially offset by the $22.5 million increase in selling, general & administrative expenses and the $8.6 million increase in income tax expense for the six months ended March 31, 2021 compared to the six months ended March 31, 2020.

Table of Content
Comparison of Non-GAAP Financial Measure

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of warrant liability, gain (loss) on contingent consideration, loss on extinguishment of debt and transaction costs.

Our Board, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and debt extinguishment charges), asset base (such as depreciation and amortization) and other items (such as the fair value adjustment of the warrants, gain (loss) on contingent consideration and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, which is the most directly comparable GAAP measure for the periods presented.

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31
Description	2021	2020
	($ in thousands)
Net income	$30,592	$2,979
Interest expense – other	1,215	2,457
Income tax expense	6,550	472
Depreciation and amortization	1,378	791
Transaction costs	368	2,925
Other expense, net	5	52
Adjusted EBITDA	$40,108	$9,676

Adjusted EBITDA increased $30.4 million or 314.5% to $40.1 million for the three months ended March 31, 2021 compared to $9.7 million for the three months ended March 31, 2020. The increase in Adjusted EBITDA resulted primarily from an increase in gross profit due to our same-store sales growth, partially offset by an increase in selling, general & administrative expense.

Six Months Ended March 31, 2021, Compared to Six Months Ended March 31, 2020

	Six Months Ended March 31
Description	2021	2020
	($ in thousands)
Net income	$42,367	$1,912
Interest expense – other	2,139	4,310
Income tax expense	9,061	472
Depreciation and amortization	2,341	1,551
Loss on contingent consideration	377	-
Transaction costs	568	3,362
Change in fair value of warrant liability	-	(771)
Other (income) expense, net	(89)	65
Adjusted EBITDA	$56,764	$10,901

Adjusted EBITDA increased $45.9 million or 420.7% to $56.8 million for the six months ended March 31, 2021 compared to $10.9 million for the six months ended March 31, 2020. The increase in Adjusted EBITDA resulted primarily from an increase in gross profit due to our same-store sales growth, partially offset by an increase in selling, general & administrative expense.

Table of Content
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

Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the Refinanced Credit Facility (as defined below) to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Refinanced Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of March 31, 2021, we were in compliance with all covenants under the Refinanced Credit Facility and the Inventory Financing Facility.

Table of Content
Cash Flows

Analysis of Cash Flow Changes Between the Six Months Ended March 31, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended March 31,
Description	2021	2020	Change
	($ in thousands)
Net cash provided by (used) in operating activities	$30,581	$(47,080)	$77,661
Net cash used in investing activities	(90,507)	(1,818)	(88,689)
Net cash provided by financing activities	79,255	58,374	20,881
Net change in cash	$19,329	$9,476	$9,853

Operating Activities. Net cash provided by operating activities was $30.6 million for the six months ended March 31, 2021 compared to net cash used in operating activities of $47.1 million for the six months ended March 31, 2020. The $77.7 million increase in cash provided by operating activities was primarily attributable to a $40.5 million increase in net income, a $25.5 million decrease in the change in inventory and a $12.2 million increase in the change in customer deposits for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. These amounts were partially offset by a $17.9 million increase in the change in accounts receivable for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020.

Investing Activities. Net cash used in investing activities was $90.5 million for the six months ended March 31, 2021 compared to $1.8 million for the six months ended March 31, 2020. The $88.7 million increase in cash used for investing activities was primarily attributable to $85.5 million of cash used in acquisitions for the six months ended March 31, 2021 as compared to none for the six months ended March 31, 2020.

Financing Activities. Net cash provided by financing activities was $79.3 million for the six months ended March 31, 2021 compared to $58.4 million for the six months ended March 31, 2020. The $20.9 million increase in financing cash flow was primarily attributable to a $90.5 million decrease in the distributions to redeemable preferred interest members, partially offset by a $59.2 million decrease in proceeds from the issuance of Class A common stock sold in the Offering, net of offering costs, and a $13.1 million decrease in net borrowings from floor plan for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020.

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

Table of Content
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

On February 2, 2021, we entered into the Incremental Amendment No. 1 (the “First Incremental Amendment”) to the Refinanced Credit Facility to provide for, among other things, an incremental term loan (the “Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $30.0 million, which was added to, and constitutes a part of, the existing $80.0 million term loan. As provided for by the First Incremental Amendment, the proceeds of the Incremental Term Loan were used to pay off the balance of the revolving credit facility, under which an aggregate of $30.0 million was outstanding as of February 1, 2021.

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

Table of Content
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

As of March 31, 2021 and September 30, 2020, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $183.8 million and $124.0 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of March 31, 2021 and September 30, 2020, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 0.7% and 4.0%, respectively. As of March 31, 2021 and September 30, 2020, our additional available borrowings under our Inventory Financing Facility were $208.7 million and $268.5 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of March 31, 2021, we were in compliance with all covenants under the Inventory Financing Facility.

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

Table of Content
Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of March 31, 2021, our indebtedness associated with our 6 acquisition notes payable totaled an aggregate of $9.6 million with a weighted average interest rate of 5.2% per annum. As of March 31, 2021, the principal amount outstanding under these acquisition notes payable ranged from $1.0 million to $2.2 million, and the maturity dates ranged from April 1, 2021 to December 1, 2023.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $105,000, and mature on dates ranging from April 2020 to March 2027. As of March 31, 2021, we had $3.3 million outstanding under the commercial vehicles notes payable.

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

Refer to Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020, for further information regarding our critical accounting policies and significant estimates. As of March 31, 2021, there were no changes in our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Table of Content
Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using the one-month LIBOR plus an applicable margin. Based on an outstanding balance of $183.8 million as of March 31, 2021, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of $1.8 million for the fiscal period. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our Refinanced Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Refinanced Credit Facility is calculated using the one-month LIBOR (with a 0.75% floor) plus an applicable margin. Based on an outstanding balance of $108.6 million and the one-month LIBOR as of March 31, 2021, an increase of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.4 million for the fiscal period. A basis points reduction in the underlying interest rate would not have caused a change in interest expense. We do not currently hedge our interest rate exposure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020 other than as described below.

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

 We continue to monitor federal, state and local government recommendations and have made modifications to our normal operations as a result of COVID-19. If the negative economic effects of COVID-19 continue for a prolonged period of time, it could lead to a reduction in demand for our products, which would adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of the pandemic, may also adversely affect our ability to access capital and additional liquidity. The COVID-19 pandemic may also lead to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers, and labor shortages. To date, we have not experienced any significant shortages of inventory, but due to the COVID-19 pandemic and increased sales generally across the industry, there has been industry-wide supply chain constraints. It is possible that a significant shortage could occur as a result of the COVID-19 pandemic and its effects on, among other things, supply chains, operations and consumer demand. These measures are disrupting normal business operations and may have, significant negative impacts on our business in the future. While we are implementing changes to mitigate the impact of COVID-19 on our business, it is not possible, at this time, to estimate the entirety of the effect that COVID-19 will have on our business, customers, suppliers or other business partners.

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

Our failure to successfully order and manage our inventory to reflect consumer demand and to anticipate changing consumer preferences and buying trends, or the lack of inventory generally in the industry, could have a material adverse effect on our business, financial condition and results of operations.

 Our success depends upon our ability to procure sufficient inventory for our needs and to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. Our products appeal to consumers across a number of states who are, or could become, boat owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. For example, the recent increase in demand for marine retail products has led to industry-wide supply chain constraints. It is possible that a significant shortage could occur. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order product several months in advance, although such orders are not binding until the merchandise is delivered to our stores. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of product to satisfy consumer demand or sales orders or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Table of Content
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

10.1¥
Incremental Amendment No. 1, dated February 2, 2021, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc., each of the other Guarantors from time to time party thereto, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 2, 2021).

10.2†	OneWater Marine Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, File No. 001-39213, filed with the Commission on January 13, 2021).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Labels Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Compensatory plan or arrangement.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Chief Executive Officer

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer
May 7, 2021