Form 10-Q
period 2021-06-30
OneWater Marine Inc.
filed 2021-08-12
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

The registrant had 11,661,575 shares of Class A common stock, par value $0.01 per share, and 3,377,449 shares of Class B common stock, par value $0.01 per share, outstanding as of July 26, 2021.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2020, and our subsequent Quarterly Reports on Form 10-Q, and under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)
(Unaudited)

	June 30, 2021	September 30, 2020
Assets
Current assets:
Cash	$113,249	$66,087
Restricted cash	7,437	2,066
Accounts receivable, net	37,748	18,479
Inventories	116,873	150,124
Prepaid expenses and other current assets	32,251	15,302
Total current assets	307,558	252,058

Property and equipment, net	66,206	18,442

Other assets:
Deposits	504	350
Deferred tax asset	18,967	12,854
Identifiable intangible assets	74,004	61,304
Goodwill	151,564	113,059
Total other assets	245,039	187,567
Total assets	$618,803	$458,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,908	$12,781
Other payables and accrued expenses	56,098	24,221
Customer deposits	43,114	17,280
Notes payable – floor plan	108,160	124,035
Current portion of long-term debt	11,858	7,419
Current portion of tax receivable agreement liability	482	-
Total current liabilities	244,620	185,736

Long-term Liabilities:
Other long-term liabilities	8,300	1,482
Tax receivable agreement liability, net of current portion	25,594	15,585
Long-term debt, net of current portion and unamortized debt issuance costs	103,885	81,977
Total liabilities	382,399	284,780

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and September 30, 2020	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 11,661,575 shares issued and outstanding as of June 30, 2021 and 10,391,661 issued and outstanding as of September 30, 2020	117	104
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 3,377,449 shares issued and outstanding as of June 30, 2021 and 4,583,637 issued and outstanding as of September 30, 2020	34	46
Additional paid-in capital	123,643	105,947
Retained earnings	58,956	16,757
Total stockholders’ equity attributable to OneWater Marine Inc.	182,750	122,854
Equity attributable to non-controlling interests	53,654	50,433
Total stockholders’ equity	236,404	173,287
Total liabilities and stockholders’ equity	$618,803	$458,067

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues
New boat	$288,222	$294,678	$679,704	$530,249
Pre-owned boat	71,116	78,213	165,778	149,470
Finance & insurance income	15,238	16,639	32,990	29,047
Service, parts & other	29,631	18,743	69,429	43,168
Total revenues	404,207	408,273	947,901	751,934

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	211,141	240,649	520,820	434,858
Pre-owned boat	52,566	63,594	125,566	122,803
Service, parts & other	13,548	9,345	33,341	22,815
Total cost of sales	277,255	313,588	679,727	580,476

Selling, general and administrative expenses	60,476	43,134	143,685	103,822
Depreciation and amortization	1,475	824	3,816	2,375
Transaction costs	65	31	633	3,393
Loss on contingent consideration	-	-	377	-
Income from operations	64,936	50,696	119,663	61,868

Other expense (income)
Interest expense – floor plan	956	2,298	2,206	7,482
Interest expense – other	1,083	3,082	3,222	7,392
Change in fair value of warrant liability	-	-	-	(771)
Other (income) expense, net	(158)	(43)	(247)	22
Total other expense, net	1,881	5,337	5,181	14,125
Income before income tax expense	63,055	45,359	114,482	47,743
Income tax expense	11,498	4,737	20,559	5,209
Net income	51,557	40,622	93,923	42,534
Less: Net income attributable to non-controlling interests	-	-	-	350
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	17,054	26,255	31,158	26,732
Net income attributable to OneWater Marine Inc	$34,503	$14,367	$62,765	$15,452

Earnings per share of Class A common stock – basic	$3.14	$2.36	$5.77	$2.54
Earnings per share of Class A common stock – diluted	$3.04	$2.36	$5.63	$2.54

Basic weighted-average shares of Class A common stock outstanding	10,976	6,088	10,884	6,088
Diluted weighted-average shares of Class A common stock outstanding	11,341	6,097	11,143	6,093

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

Nine Months Ended June 30, 2021		Stockholders’ and Members’ Equity
			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2020	$-	$-	10,392	$104	4,583	$46	$105,947	$16,757	$50,433	$173,287
Net income	-	-	-	-	-	-	-	7,788	3,987	11,775
Distributions to members	-	-	-	-	-	-	-	-	(1,319)	(1,319)
Effect of September offering, including underwriter exercise of option to purchase shares	-	-	387	4	(387)	(4)	4,146	-	(4,256)	(110)
Exchange of B shares for A shares	-	-	88	1	(88)	(1)	916	-	(916)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(228)	-	-	(228)
Equity-based compensation	-	-	-	-	-	-	1,078	-	-	1,078
Balance at December 31, 2020	-	-	10,867	109	4,108	41	111,859	24,545	47,929	184,483
Net income	-	-	-	-	-	-	-	20,475	10,117	30,592
Distributions to members	-	-	-	-	-	-	-	(61)	(140)	(201)
Exchange of B shares for A shares	-	-	37	-	(37)	-	558	-	(558)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(6)	-	-	(6)
Equity-based compensation	-	-	-	-	-	-	1,127	-	-	1,127
Shares issued upon vesting of equity-based awards, net of tax withholding	-	-	64	1	-	-	(450)	-	-	(449)
Balance at March 31, 2021	-	-	10,968	110	4,071	41	113,088	44,959	57,348	215,546
Net income	-	-	-	-	-	-	-	34,503	17,054	51,557
Distributions to members	-	-	-	-	-	-	-	(45)	(2,206)	(2,251)
Dividends and distributions declared ($1.80 per share and per unit, respectively)								(20,461)	(7,328)	(27,789)
Exchange of B shares for A shares	-	-	694	7	(694)	(7)	11,214	-	(11,214)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(1,805)	-	-	(1,805)
Equity-based compensation	-	-	-	-	-	-	1,146	-	-	1,146
Balance at June 30, 2021	$-	$-	11,662	$117	3,377	$34	$123,643	$58,956	$53,654	$236,404

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)
(Unaudited)

Nine Months Ended June 30, 2020		Stockholders’ and Members’ Equity
			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2019	$86,018	$31,770	-	$-	-	$-	$-	$-	$6,199	$37,969
Net (loss) income	-	(1,314)	-	-	-	-	-	-	247	(1,067)
Distributions to members	(1,310)	(189)	-	-	-	-	-	-	(732)	(921)
Accumulated unpaid preferred returns	2,183	(2,183)	-	-	-	-	-	-	-	(2,183)
Accretion of redeemable preferred and issuance costs	162	(162)	-	-	-	-	-	-	-	(162)
Equity based compensation	-	39	-	-	-	-	-	-	-	39
Balance at December 31, 2019	87,053	27,961	-	-	-	-	-	-	5,714	33,675
Net (loss) income prior to organizational transactions	-	(81)	-	-	-	-	-	-	103	22
Distributions to members prior to organizational transactions	-	(120)	-	-	-	-	-	-	(1)	(121)
Accumulated unpaid preferred returns	1,004	(1,004)	-	-	-	-	-	-	-	(1,004)
Accretion of redeemable preferred and issuance costs	74	(74)	-	-	-	-	-	-	-	(74)
Equity-based compensation prior to organizational transactions	-	616	-	-	-	-	-	-	-	616
Effect of organizational transactions	(88,131)	(27,298)	6,088	61	8,462	85	56,567	-	73,018	102,433
Equity-based compensation subsequent to organizational transactions	-	-	-	-	-	-	163	-	-	163
Net income subsequent to organizational transactions	-	-	-	-	-	-	-	1,085	1,872	2,957
Balance at March 31, 2020	-	-	6,088	61	8,462	85	56,730	1,085	80,706	138,667
Net income	-	-	-	-	-	-	-	14,367	26,255	40,622
Distributions to members	-	-	-	-	-	-	-	-	(7,412)	(7,412)
Effect of organizational transactions	-	-	-	-	-	-	(827)	-	-	(827)
Equity-based compensation	-	-	-	-	-	-	780	-	-	780
Balance at June 30, 2020	$-	$-	6,088	$61	8,462	$85	$56,683	$15,452	$99,549	$171,830

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

For the Nine Months Ended June 30	2021	2020

Cash flows from operating activities
Net income	$93,923	$42,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,816	2,375
Equity-based awards	3,351	1,598
(Gain) loss on asset disposals	(196)	60
Change in fair value of long-term warrant liability	-	(771)
Non-cash interest expense	503	6,178
Deferred income tax provision	2,338	-
Payment of acquisition contingent consideration	(5,520)	-
(Increase) decrease in assets:
Accounts receivable	(19,031)	(42,145)
Inventories	47,146	106,038
Prepaid expenses and other current assets	(16,892)	(3,557)
Deposits	(152)	(11)
Increase (decrease) in liabilities:
Accounts payable	11,124	19,608
Other payables and accrued expenses	11,307	12,718
Customer deposits	21,478	7,971
Net cash provided by operating activities	153,195	152,596

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(7,802)	(3,923)
Proceeds from disposal of property and equipment	168	1,616
Cash used in acquisitions	(83,486)	-
Net cash used in investing activities	(91,120)	(2,307)
Cash flows from financing activities
Net borrowings from floor plan	(27,455)	(49,316)
Proceeds from long-term debt	30,000	49,307
Payments on long-term debt	(7,237)	(19,380)
Payments of debt issuance costs	(701)	(1,762)
Payments of initial public offering costs	-	(5,217)
Payments of September offering costs	(540)	-
Payment of acquisition contingent consideration	-	(1,457)
Distributions to redeemable preferred interest members	-	(90,503)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	-	59,234
Payments of tax withholdings for equity-based awards	(449)	-
Distributions to members	(3,160)	(11,618)
Net cash used in financing activities	(9,542)	(70,712)
Net change in cash	52,533	79,577
Cash and restricted cash at beginning of period	68,153	11,492
Cash and restricted cash at end of period	$120,686	$91,069

Supplemental cash flow disclosures
Cash paid for interest	$4,925	$8,696
Cash paid for income taxes	13,993	-

Noncash items
Acquisition purchase price funded by seller notes payable	$2,056	$-
Acquisition purchase price funded by contingent consideration	5,482	-
Purchase of property and equipment funded by long-term debt	1,693	1,046
Dividends and distributions payable	27,789	-
Distributions to members payable	610	-

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

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of June 30, 2021, the Company operated a total of 69 stores in ten states, consisting of Alabama, Florida, Georgia, Kentucky, Maryland, Massachusetts, North Carolina, Ohio, South Carolina, and Texas.

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

Sales of new boats from the Company’s top ten brands represent approximately 42.9% and 44.1% of total sales for the three months ended June 30, 2021 and 2020, respectively, and 41.1% and 41.7% of total sales for the nine months ended June 30, 2021 and 2020, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 19.0% and 19.2% of consolidated revenue for the three months ended June 30, 2021 and 2020, respectively, and 17.1% and 17.8% of consolidated revenue for the nine months ended June 30, 2021 and 2020, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries One Water Assets and Operations, South Shore Assets and Operations, Bosun’s Assets and Operations, Singleton Assets and Operations, Legendary Assets and Operations, South Florida Assets and Operations and Midwest Assets and Operations (collectively, the “Subsidiaries”), conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of June 30, 2021, OneWater Inc. owned 77.5% of the economic interest of OneWater LLC.

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

Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.2 and $1.5 million as of June 30, 2021 and September 30, 2020, respectively. Contract assets related to the repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the transaction price by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements as of June 30, 2021.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three and nine months ended June 30, 2021 is as follows:

($ in thousands)	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Beginning contract liability	$39,395	$17,280
Revenue recognized from contract liabilities included in the beginning balance	(26,266)	(16,821)
Increases due to cash received, net of amounts recognized in revenue during the period	29,985	42,655
Ending contract liability	$43,114	$43,114

The following tables set forth percentages on the timing of revenue recognition for the three and nine months ended June 30, 2021 and the three and nine months ended June 30 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Goods and services transferred at a point in time	94.4%	97.0%
Goods and services transferred over time	5.6%	3.0%
Total Revenue	100.0%	100.0%

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Goods and services transferred at a point in time	94.1%	95.7%
Goods and services transferred over time	5.9%	4.3%
Total Revenue	100.0%	100.0%

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

Segment Information

As of June 30, 2021 and September 30, 2020, the Company had one operating segment, marine retail. The marine retail segment consists of retail boat dealerships offering the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

3.	New Accounting Pronouncements

As an ‘‘emerging growth company’’ (‘‘EGC’’), the Jumpstart Our Business Startups Act (‘‘JOBS Act’’) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election. We may take advantage of these provisions until September 30, 2025, or such earlier time that we are no longer an EGC. We would cease to be an EGC upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iii) the date on which we are deemed to be a “large accelerated filer.” We continue to monitor these thresholds so that the Company may prepare for any future loss of EGC status prior to September 30, 2025.

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

The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transaction:

Summary of Assets Acquired and Liabilities Assumed	($ in thousands)
Accounts receivable	$109
Inventories	5,326
Prepaid expenses	18
Property and equipment	341
Identifiable intangible assets	2,940
Goodwill	6,854
Accrued expenses	(3)
Customer deposits	(1,322)
Notes payable – floor plan	(4,016)
Total purchase price	$10,247

Walker Marine Group Acquisition

On December 31, 2020, we acquired substantially all of the assets of Walker Marine Group (“Walker”) with five locations in Florida. The acquisition enhances the Company’s presence on the southwest coast of Florida and expands new and pre-owned boat sales, as well as finance and insurance services, service and parts. The purchase price was $35.2 million with $29.7 million paid at closing and an estimated payment of contingent consideration of $5.5 million. The estimated contingent consideration is part of an earnout subject to achievement of certain post-acquisition increases in adjusted EBITDA. The acquisition contingent consideration was determined using weighted average projections for the estimated post-acquisition adjusted EBITDA and was based on the Company’s historical experience with acquisitions as well as current forecasts for the industry. The minimum payout due on the acquisition contingent consideration is $0.2 million. The maximum amount of the earnout is unlimited.

The table below summarizes the fair values of the assets acquired at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired	($ in thousands)
Accounts receivable	$129
Inventories	8,481
Prepaid expenses	39
Property and equipment	503
Identifiable intangible assets	8,230
Goodwill	28,658
Accounts payable	(213)
Customer deposits	(3,033)
Notes payable – floor plan	(7,563)
Total purchase price	$35,231

After the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 was filed, the Company finalized the post-closing working capital adjustments for the acquisition of Walker Marine Group which increased both our assets acquired and liabilities assumed.

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

The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired and Liabilities Assumed	($ in thousands)
Inventories	$87
Prepaid expenses	1
Property and equipment	41,300
Identifiable intangible assets	1,530
Goodwill	2,993
Accounts payable	(180)
Accrued expenses	(185)
Total purchase price	$45,546

Included in our results for the three and nine months ended June 30, 2021, the acquisitions contributed $42.7 and $75.5 million to our consolidated revenue and $6.8 and $10.3 million to our income before income tax expense, respectively. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.1 and $0.6 million for the three and nine months ended June 30, 2021, respectively.

The following unaudited pro forma summary presents consolidated information for the three and nine months ended June 30, 2020 and the nine months ended June 30, 2021, as if all acquisitions had occurred on October 1, 2019:

Three Months Ended June 30, 2020
($ in thousands)
(Unaudited)
Pro forma revenue	$440,359
Pro forma net income	$43,670

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
	($ in thousands)
	(Unaudited)
Pro forma revenue	$990,150	$844,878
Pro forma net income	$99,099	$48,336

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

We expect substantially all of the goodwill related to completed acquisitions to be deductible for federal income tax purposes.

5.	Inventories

Inventories consisted of the following at:

($ in thousands)	June 30, 2021	September 30, 2020
New vessels	$88,651	$120,012
Pre-owned vessels	16,317	21,262
Work in process, parts and accessories	11,905	8,850
	$116,873	$150,124

6.	Goodwill and Other Identifiable Intangible Assets

The Company reviews goodwill for impairment annually in the fiscal fourth quarter, or more often if events or circumstances indicate that impairment may have occurred. In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. As of June 30, 2021, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair value of our reporting unit is less than its carrying value. As a result, we were not required to perform a quantitative goodwill impairment test.

($ in thousands)	Goodwill
Balance as of September 30, 2020	$113,059
Acquired goodwill during the nine months ended June 30, 2021	38,505
Balance as of June 30, 2021	$151,564

Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. As of June 30, 2021, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our identifiable intangible assets are less than their carrying values. As a result, we were not required to perform a quantitative identifiable intangible assets impairment test.

($ in thousands)	Identifiable Intangible Assets
Balance as of September 30, 2020	$61,304
Acquired identifiable intangible assets during the nine months ended June 30, 2021	12,700
Balance as of June 30, 2021	$74,004

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On December 10, 2020, the Company entered into the Second Amendment to the Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) to change certain compliance reporting from weekly to monthly. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers). The outstanding balance of the facility was $108.2 million and $124.0 million, as of June 30, 2021 and September 30, 2020, respectively.

Interest on new boats and for rental units is calculated using the one month London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. If LIBOR is less than 2.96%, 25 basis points are added when calculating the interest rate. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of June 30, 2021 the interest rate on the Inventory Financing Facility ranged from 3.10% to 5.35% for new inventory and 3.35% to 5.60% for pre-owned inventory. As of September 30, 2020 the interest rate on the Inventory Financing Facility ranged from 3.15% to 5.40% for new inventory and 3.40% to 5.65% for pre-owned inventory. Borrowing capacity available at June 30, 2021 and September 30, 2020 was $284.3 million and $268.5 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) as well as a minimum Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at June 30, 2021.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.

8.	Long-term Debt and Line of Credit

Long-term debt consisted of the following at:

($ in thousands)	June 30, 2021	September 30, 2020
Term note payable to Truist Bank, secured and bearing interest at 2.75% at June 30, 2021 and 3.0% September 30, 2020. The note requires quarterly principal payments commencing on March 31, 2021 and maturing with a full repayment on July 22, 2025	$107,250	$80,000
Revolving note payable for an amount up to $30.0 million to Truist Bank	-	-
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through March 2028	3,387	2,454
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Tom George Yacht Sales, Inc., unsecured and bearing interest at 5.5% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	-
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2021	1,271	1,271
Note payable to Bosun's Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note was repaid in full	-	1,227
Note payable to Rebo, Inc., unsecured and bearing interest at 5.5% per annum. The note was repaid in full	-	1,000
Note payable to Lab Marine, Inc., unsecured and bearing interest at 6.0% per annum. The note was repaid in full	-	1,500
Total debt outstanding	118,048	91,536
Less current portion	(11,858)	(7,419)
Less unamortized portion of debt issuance costs	(2,305)	(2,140)
Long-term debt, net of current portion of unamortized debt issuance costs	$103,885	$81,977

The term note payable to Truist Bank is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The credit agreement is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit agreement also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at June 30, 2021.

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

During the nine months ended June 30, 2021, the Board approved the grant of 102,490 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2021 as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 200% of the target number of units depending upon achievement of the performance goals. Performance-based restricted stock units vest in three equal annual installments, commencing on October 1, 2022. Upon vesting, each performance-based restricted stock unit equals one share of common stock of the Company. Compensation cost for performance-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and the Company’s assessment of the probability and level of performance achievement, and is recognized on a graded basis over the three-year vesting period. As of June 30, 2021, the Company estimated achievement of the performance targets at 200% and therefore $0.3 million and $0.7 million of expense related to the performance awards was recorded in the three and nine months ended June 30, 2021, respectively.

During the nine months ended June 30, 2021, the Board approved the grant of 143,947 time-based restricted stock units. 25,620 restricted stock units fully vest on October 1, 2021 and the remaining 118,327 restricted stock units vest in four equal annual installments commencing on September 30, 2021.

The following table further summarizes activity related to restricted stock units for the nine months ended June 30, 2021:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2020	301,643	$15.78
Awarded	246,437	26.58
Vested	(75,893)	15.70
Forfeited	-	-
Unvested at June 30, 2021	472,187	$21.43

Compensation cost for restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a straight-line basis over the applicable vesting periods. For the three and nine months ended June 30, 2021, the Company recognized $1.1 million and $3.3 million of compensation expense, respectively. As of June 30, 2021, the total unrecognized compensation expense related to outstanding equity awards was $9.4 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

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

The Company engaged a third-party valuation specialist to assist management in performing a valuation of the fair value of the common unit warrants. Accordingly, the warrant liability was accounted for based on inputs that were unobservable and significant to the overall fair value measurement (Level 3). The valuation considered both a market and a discounted cash flows approach in arriving at the fair value of the common unit warrants. As previously noted, the common unit warrants were exercised in connection with the Offering for common units of OneWater LLC and therefore no warrant liability existed as of September 30, 2020 and June 30, 2021. The Company recognized income of $0.8 million for the nine months ended June 30, 2020, and this change in the fair value was recorded as a change in the fair value of warrant liability in the accompanying unaudited condensed consolidated statements of operations.

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

As discussed in Note 1, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the holders of OneWater LLC Units (the “OneWater Unit Holders”). Changes in ownership interest in OneWater LLC, while OneWater Inc. retains its controlling interest, will be accounted for as equity transactions. Future direct exchanges of OneWater LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of June 30, 2021, OneWater Inc. owned 77.5% of the economic interest of OneWater LLC with the OneWater Unit Holders owning the remaining 22.5%.

Distributions

During the nine months ended June 30, 2021, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

Dividends

Dividends paid to holders of Class A common stock, distributions paid to OneWater Unit Holders and dividends payable to restricted stock unit holders are referred to herein collectively as “dividends”. Dividends declared are reported as a reduction of retained earnings. Dividends paid to OneWater Unit Holders are recorded as a reduction in non-controlling interest. On June 17, 2021, the Board declared a special cash dividend of $1.80 per share. The cash dividend of approximately $27.1 million was paid on July 19, 2021 to holders of Class A common stock and OneWater Unit Holders. Additionally, a $0.7 million cash dividend for restricted stock unit holders will be paid to holders upon vesting of the awards. The dividends are recorded in other payables and accrued expenses in the condensed consolidated balance sheets as of June 30, 2021.

Earnings Per Share

Basic and diluted earnings per share of Class A common stock is computed by dividing net income attributable to OneWater Inc. by the weighted-average number of Class A common stock outstanding during the period. For the nine months ended June 30, 2020, earnings per share is calculated for the period from February 11, 2020 through June 30, 2020, the period following the Offering. Diluted earnings per share is computed by giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to February 11, 2020, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share for the three months ended June 30, 2021 and 2020 (in thousands, except per share data):

Earnings per share:	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Numerator:
Net income attributable to OneWater Inc	$34,503	$14,367

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	10,976	6,088
Effect of dilutive securities:
Restricted stock units	365	9
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	11,341	6,097

Earnings per share of Class A common stock – basic	$3.14	$2.36
Earnings per share of Class A common stock – diluted	$3.04	$2.36

The following table sets forth the calculation of earnings per share for the nine months ended June 30, 2021 and 2020 (in thousands, except per share data):

Earnings per share:	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Numerator:
Net income attributable to OneWater Inc	$62,765	$15,452

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	10,884	6,088
Effect of dilutive securities:
Restricted stock units	259	5
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	11,143	6,093

Earnings per share of Class A common stock – basic	$5.77	$2.54
Earnings per share of Class A common stock – diluted	$5.63	$2.54

Shares of Class B common stock and unvested restricted stock units do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Class B common stock	4,063	8,462
Restricted Stock Units	201	292
	4,264	8,754

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Class B common stock	4,124	8,462
Restricted Stock Units	221	235
	4,345	8,697

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

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 299,505 shares of the Company’s Class A common stock may be issued under the ESPP, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan. As of June 30, 2021, there has not yet been an offering period under the ESPP.

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

Our effective tax rate of 18.2% and 18.0% for each of the three and nine months ending June 30, 2021 differs from statutory rates primarily due to earnings allocated to non-controlling interests.

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

As of June 30, 2021, the Company had not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is not currently subject to income tax audits in any U.S. or state jurisdiction for any tax year.

Tax Receivable Agreement

In connection with the Offering, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of June 30, 2021 and September 30, 2020, our liability under the Tax Receivable Agreement was $26.1 million and $15.6 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

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

Operating Leases

The Company recorded rent expense of $4.0 million and $3.2 million during the three months ended June 30, 2021 and 2020, respectively, and $11.0 million and $9.3 million during the nine months ended June 30, 2021 and 2020, respectively. The Company leases certain facilities and equipment under noncancelable operating lease agreements having terms in excess of one year, which expire at various dates through 2037.

Acquisition Contingent Consideration

As of June 30, 2021, the Company has recorded an estimate of contingent consideration for a fiscal year 2021 acquisition in the amount of $5.5 million. The acquisition contingent consideration liability is accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The estimated contingent consideration balance at June 30, 2021 is recorded in other payables and accrued expenses and other long-term liabilities in the unaudited condensed consolidated balance sheets.

As of September 30, 2020, the Company recorded an estimate of contingent consideration for a fiscal year 2019 acquisition in the amount of $5.5 million. The acquisition contingent consideration liability had been accounted for based on inputs that were unobservable and significant to the overall fair value measurement (Level 3). The contingency period closed on December 1, 2020 and a final payout in the amount of $5.9 million was made on December 29, 2020. The estimated contingent consideration balance at September 30, 2020 was recorded in Other payables and accrued expenses in the unaudited condensed consolidated balance sheets. For the nine months ended June 30, 2021, a $0.4 million expense is recorded in the unaudited condensed consolidated statements of operations for the adjustment to the contingent consideration.

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

In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. Total purchases incurred under these arrangements were $27.5 million and $14.6 million for the three months ended June 30, 2021 and 2020, respectively, and $63.9 million and $34.1 million for the nine months ended June 30, 2021 and 2020, respectively.

In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.5 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million for each of the nine months ended June 30, 2021 and 2020.

In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. Total fees recorded under these arrangements were $0.4 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.9 million for the nine months ended June 30, 2021 and 2020, respectively.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. Total payments recorded under these arrangements were $0.1 million and $0.4 million for the nine months ended June 30, 2021 and 2020, respectively. Included in these amounts and in connection with our notes payable floor plan financing, our Chief Executive Officer was paid a guarantee fee of  $0.3 million for the nine months ended June 30, 2021 for his personal guarantee associated with this arrangement.

In connection with transactions noted above, the Company was due $0.2 million and $0.1 million as recorded within accounts receivable as of June 30, 2021 and September 30, 2020, respectively.

14.	Subsequent Events

We entered into an agreement on July 20, 2021 to acquire substantially all of the assets of Naples Boat Mart, which will add one location in Florida. The transaction is expected to close in the fourth quarter of 2021.

We entered into an agreement on July 27, 2021 to acquire substantially all of the assets of PartsVu, an online marketplace for OEM marine parts, electronics and accessories. The transaction is expected to close in the fourth quarter of 2021.

On August 1, 2021, we completed the acquisition of Stone Harbor Marine. The acquisition enhances the Company’s presence in the northeastern U.S. and expands new and pre-owned boat sales, storage, service and repair, and finance and insurance offerings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the "Company," "we," "us," and "our" refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2020, and any subsequently filed Quarterly Reports on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 49 additional stores through 20 acquisitions. Our portfolio as of June 30, 2021 consisted of 24 different local and regional dealer groups. Because of this, we believe we are one of the largest and fastest-growing premium recreational boat retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

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

The COVID-19 pandemic and its related effects may continue to interfere with the ability of our employees, contractors, customers, suppliers, and other business partners to perform our and their respective responsibilities and obligations with respect to the operation of our business. Recently, we have seen shortages of inventory due to the COVID-19 pandemic, increased sales generally across the industry, and industry-wide supply chain constraints.

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the three and nine months ended June 30, 2021 suggest that spending in all our regions and across product lines has proven remarkably resilient despite the challenges posed by the pandemic as families have increasingly focused on socially-distanced, outdoor recreation, driving a material increase in gross profit.

Though the COVID-19 pandemic did not adversely affect our profitability for the three and nine months ended June 30, 2021 relative to the three and nine months ended June 30, 2020, certain supply chain constraints and lack of inventory did cause a modest decline in overall sales for the three months ended June 30, 2021 and may continue to adversely affect sales for future periods. It is possible that further shortages could occur as a result of the COVID-19 pandemic and its effects on, among other things, supply chains, operations and consumer demand. The ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors, including the existence and extent of a prolonged economic downturn, the resurgence of COVID-19 in certain geographic areas, emergence of new strain variants thereof, supply chain constraints, inventory availability, consumer demand and the ability to safely and legally operate our stores.

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

In the nine months ended June 30, 2021, we completed the following transactions:
•	On December 1, 2020, Tom George Yacht Group with two locations in Florida
•	On December 31, 2020, Walker Marine Group with five locations in Florida
•	On December 31, 2020, Roscioli Yachting Center with one location in Florida

Total purchase price of the acquisitions during the nine months ended June 30, 2021 was $91.0 million and was paid with $83.5 million in cash, and the remaining $7.5 million was financed with $5.5 million estimated acquisition contingent consideration and a $2.1 million seller notes payable. The acquisitions contributed $42.7 million to our consolidated revenue and $6.8 million to our income before income tax expense for the three months ended June 30, 2021. Included in our results for the nine months ended June 30, 2021, the acquisitions contributed $75.5 million to our consolidated revenue and $10.3 million to our income before income tax expense. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, and valuation fees, which are charged directly to operations in the consolidated statements of operations as incurred in the amount of $0.1 million and $0.6 million for the three and nine months ended June 30, 2021, respectively.

For a summary of our recently announced acquisitions, see Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

General Economic Conditions

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of the COVID-19 pandemic, including supply chain constraints and inventory availability, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which we operate stores, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing and inclement weather such as hurricanes and other storms, environmental conditions, global public health concerns and events could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

Our business was significantly impacted during the recessionary period that began in 2007. This period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain stores and reduced headcount. Additionally, in an effort to counteract the downturn, we increased our focus on pre-owned sales, parts and repair services, and finance and insurance services. As a result, we surpassed our pre-recession sales levels in less than 24 months. While we believe the measures we took significantly reduced the impact of the downturn on the business, we cannot guarantee similar results in the event of a future downturn. Additionally, we cannot predict the timing or length of unfavorable economic or industry conditions, including the impact as a result of the COVID-19 pandemic, or the extent to which they could adversely affect our operating results.

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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 11.1% and 8.7% to revenue in the three months ended June 30, 2021 and 2020, respectively, and 10.8% and 9.6% in the nine months ended June 30, 2021 and 2020, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 24.7% and 27.5% to gross profit in the three months ended June 30, 2021 and 2020, respectively, and 25.8% and 28.8% to gross profit in the nine months ended June 30, 2021 and 2020, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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

We refer to the fiscal year 2021 acquisitions described above collectively as the ‘‘2021 Acquisitions.’’ The 2021 acquisitions are reflected in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021 from the date of acquisition forward.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc. was subject to U.S. federal, state and local taxes at an estimated blended statutory rate of 24.1% for the nine months ended June 30, 2021. OneWater Inc. was subject to U.S. federal, state and local taxes at an estimated blended statutory rate of 24.6% from February 11, 2020 through June 30, 2020, the period following our initial public offering (the "Offering").

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional SG&A expenses relative to historical periods. See ‘‘—Post-Offering Taxation and Public Company Costs.’’

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020
	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$288,222	71.3%	$294,678	72.2%	$(6,456)	(2.2)%
Pre-owned boat	71,116	17.6%	78,213	19.2%	(7,097)	(9.1)%
Finance & insurance income	15,238	3.8%	16,639	4.1%	(1,401)	(8.4)%
Service, parts and other	29,631	7.3%	18,743	4.6%	10,888	58.1%
Total revenues	404,207	100.0%	408,273	100.0%	(4,066)	(1.0)%

Gross Profit
New boat	77,081	19.1%	54,029	13.2%	23,052	42.7%
Pre-owned boat	18,550	4.6%	14,619	3.6%	3,931	26.9%
Finance & insurance income	15,238	3.8%	16,639	4.1%	(1,401)	(8.4)%
Service, parts & other	16,083	4.0%	9,398	2.3%	6,685	71.1%
Total gross profit	126,952	31.4%	94,685	23.2%	32,267	34.1%

Selling, general and administrative expenses	60,476	15.0%	43,134	10.6%	17,342	40.2%
Depreciation and amortization	1,475	0.4%	824	0.2%	651	79.0%
Transaction costs	65	0.0%	31	0.0%	34	109.7%

Income from operations	64,936	16.1%	50,696	12.4%	14,240	28.1%

Interest expense - floor plan	956	0.2%	2,298	0.6%	(1,342)	(58.4)%
Interest expense - other	1,083	0.3%	3,082	0.8%	(1,999)	(64.9)%
Other (income), net	(158)	0.0%	(43)	0.0%	(115)	267.4%
Income before income tax expense	63,055	15.6%	45,359	11.1%	17,696	39.0%
Income tax expense	11,498	2.8%	4,737	1.2%	6,761	142.7%
Net income	51,557	12.8%	40,622	9.9%	10,935	26.9%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	17,054		26,255		(9,201)	(35.0)%
Net income attributable to One Water Marine Inc.	$34,503		$14,367		$20,136	140.2%

Revenue

Overall, revenue was relatively flat, decreasing by $4.1 million, or 1.0%, to $404.2 million for the three months ended June 30, 2021 from $408.2 million for the three months ended June 30, 2020. Revenue generated from same-store sales declined 10.9% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, driven lower by industry-wide supply constraints. Additionally, revenues for the three months ended June 30, 2020 were aided by pending new and pre-owned boat sales from March 2020 being delayed until April and May of 2020 due to the initial shutdowns related to the COVID-19 pandemic. However, we saw a strong increase in the average unit selling price of new and pre-owned boats in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The overall integration of our 2021 Acquisitions has gone well with those locations, which are not eligible for inclusion in the same-store sales base, generating $42.7 million in revenue for the three months ended June 30, 2021. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. As of June 30, 2021, we had acquired eight stores in fiscal year 2021. We did not make any acquisitions in fiscal year 2020.

New Boat

New boat revenue decreased by $6.5 million, or 2.2%, to $288.2 million for the three months ended June 30, 2021 from $294.7 for the three months ended June 30, 2020. We believe this decrease was primarily attributable to a drop in unit sales due to a slowdown of manufacturer replenishments of new inventory caused by the COVID-19 pandemic. However, we experienced an increase in average sales price due in part to the mix of boat brands and models sold, product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand, as well as a lower supply of new boat inventory as manufacturer replenishments have been slowed by the COVID-19 pandemic.

Pre-owned Boat

Pre-owned boat revenue decreased by $7.1 million, or 9.1%, to $71.1 million for the three months ended June 30, 2021 from $78.2 million for the three months ended June 30, 2020. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the three months ended June 30, 2021 experienced a decrease in the number of units sold due to industry-wide supply constraints as customers continue to use their boats, and remain reluctant to trade-in inventory or end up sell in person-to-person transactions. Additionally, the decrease in sales was driven by a change in our sales mix as brokerage sales increased 150.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Brokerage sales are recorded net of cost of sales while all other sales arrangements are recorded on a gross basis. We benefited from an increase in average unit price largely due to the mix of pre-owned products, the composition of the brands and models sold during the period as well as the industry-wide supply restrictions driving prices higher.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $1.4 million, or 8.4%, to $15.2 million for the three months ended June 30, 2021 from $16.6 million for the three months ended June 30, 2020. The decrease was primarily due to the reduction in new and pre-owned boat revenues. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products decreased as a percentage of total revenue to 3.8% in the three months ended June 30, 2021 from 4.1% for the three months ended June 30, 2020, primarily due to the decline in boat sales and an increase in service, parts and other revenue as a portion of our total revenue. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other

Service, parts & other revenue increased by $10.9 million, or 58.1%, to $29.6 million for the three months ended June 30, 2021 from $18.7 million for the three months ended June 30, 2020. This increase in service, parts & other revenue is primarily due to ancillary sales generated from our increase in new and pre-owned boat sales since the beginning of the COVID-19 pandemic and the impact of the 2021 Acquisitions.

Gross Profit

Overall, gross profit increased by $32.3 million, or 34.1%, to $127.0 million for the three months ended June 30, 2021 from $94.7 million for the three months ended June 30, 2020. This increase was primarily due to a shift in the mix and size of boat models sold, the Company’s focus on dynamic pricing, an increase in service, parts & other sales and the emphasis on meeting customer demand. Overall gross margins increased 822 basis points to 31.4% for the three months ended June 30, 2021 from 23.2% for the three months ended June 30, 2020 due to the factors noted below.

New Boat

New boat gross profit increased by $23.1 million, or 42.7%, to $77.1 million for the three months ended June 30, 2021 from $54.0 million for the three months ended June 30, 2020. New boat gross profit as a percentage of new boat revenue was 26.7% for the three months ended June 30, 2021 as compared to 18.3% in the three months ended June 30, 2020. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and the expansion of new boat gross profit margins created by a lower supply of new boat inventory in the three months ended June 30, 2021.

Pre-owned Boat

Pre-owned boat gross profit increased by $3.9 million, or 26.9%, to $18.6 million for the three months ended June 30, 2021 from $14.6 million for the three months ended June 30, 2020. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 26.1% and 18.7% for the three months ended June 30, 2021 and 2020, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements. Margins were also driven higher by a lower supply of pre-owned inventory in the market for the three months ended June 30, 2021.

Finance & Insurance

Finance & insurance gross profit decreased by $1.4 million, or 8.4%, to $15.2 million for the three months ended June 30, 2021 from $16.6 million for the three months ended June 30, 2020. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other

Service, parts & other gross profit increased by $6.7 million, or 71.1%, to $16.1 million for the three months ended June 30, 2021 from $9.4 million for the three months ended June 30, 2020. The increase in service, parts & other gross profit was primarily driven by our new and pre-owned boat sales growth since the onset of the COVID-19 pandemic as well as the impact of the 2021 Acquisitions. Service, parts & other gross profit as a percentage of service, parts & other revenue was 54.3% and 50.1% for the three months ended June 30, 2021 and 2020, respectively. This increase was the result of the mix of products sold and services provided as the gross profit shifted more towards service work, which has a higher margin. Additionally, due to the increased demand, we experienced an increase in the productivity of our service technicians, which drove margins higher.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $17.3 million, or 40.2%, to $60.5 million for the three months ended June 30, 2021 from $43.1 million for the three months ended June 30, 2020. Selling, general & administrative expenses experienced a $12.9 million increase in personnel expenses, a $0.9 million increase in selling and administrative expenses and a $1.4 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue increased to 15.0% from 10.6% for the three months ended June 30, 2021 and 2020, respectively. The increase in selling, general & administrative expenses as a percentage of revenue was primarily due to higher variable-based compensation expense as a result of the Company’s increased net profit margin.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million, or 79.0%, to $1.5 million for the three months ended June 30, 2021 compared to $0.8 million for the three months ended June 30, 2020. The increase in depreciation and amortization expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to an increase in property and equipment from our 2021 Acquisitions.

Transaction Costs

Transaction costs increased to $65,098 during the three months ended June 30, 2021 as compared to $30,650 for the three months ended June 30, 2020.

Income from Operations

Income from operations increased $14.2 million, or 28.1%, to $64.9 million for the three months ended June 30, 2021 compared to $50.7 million for the three months ended June 30, 2020. The increase was primarily attributable to the $32.3 million increase in gross profit for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, partially offset by a $17.3 million increase in selling, general & administrative expenses during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan decreased $1.3 million, or 58.4%, to $1.0 million for the three months ended June 30, 2021 compared to $2.3 million for the three months ended June 30, 2020. This decrease was primarily attributable to a $67.9 million decrease in the outstanding borrowings on our Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”), falling interest rates, and interest assistance received from our manufacturers and banks.

Interest Expense – Other

The decrease in interest expense – other of $2.0 million, or 64.9%, to $1.1 million for the three months ended June 30, 2021 compared to $3.1 million for the three months ended June 30, 2020 was primarily attributable to the July 22, 2020 payoff of our Term and Revolver Credit Facility (as defined below) and entry into the Refinanced Credit Facility (as defined below), which offers a more favorable interest rate.

Other Expense (Income), Net

Other income increased to $0.2 million during the three months ended June 30, 2021 as compared to other income of $43,227 for the three months ended June 30, 2020.

Income Tax Expense

The $6.8 million increase in income tax expense for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily the result of the $17.7 million increase in income before income tax expense. Additionally, as Class B common stock was exchanged for Class A common stock (in accordance with the terms of the fourth amended and restated limited liability company agreement of OneWater LLC (the "OneWater LLC Agreement")), the proportion of consolidated income before income tax expense allocated to OneWater Inc. increased, yielding higher income tax expense.

Net Income

Net income increased by $10.9 million to $51.6 million for the three months ended June 30, 2021 compared to $40.6 million for the three months ended June 30, 2020. The increase was primarily attributable to the $32.3 million increase in gross profit for the three months ended June 30, 2021 compared to June 30, 2020. The increase was partially offset by the $17.3 million increase in selling, general & administrative expenses and the $6.8 million increase in income tax expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Nine Months Ended June 30, 2021, Compared to Nine Months Ended June 30, 2020
	For the Nine Months Ended June 30, 2021		For the Nine Months Ended June 30, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$679,704	71.7%	$530,249	70.5%	$149,455	28.2%
Pre-owned boat	165,778	17.5%	149,470	19.9%	16,308	10.9%
Finance & insurance income	32,990	3.5%	29,047	3.9%	3,943	13.6%
Service, parts and other	69,429	7.3%	43,168	5.7%	26,261	60.8%
Total revenues	947,901	100.0%	751,934	100.0%	195,967	26.1%

Gross Profit
New boat	158,884	16.8%	95,391	12.7%	63,493	66.6%
Pre-owned boat	40,212	4.2%	26,667	3.5%	13,545	50.8%
Finance & insurance income	32,990	3.5%	29,047	3.9%	3,943	13.6%
Service, parts & other	36,088	3.8%	20,353	2.7%	15,735	77.3%
Total gross profit	268,174	28.3%	171,458	22.8%	96,716	56.4%

Selling, general and administrative expenses	143,685	15.2%	103,822	13.8%	39,863	38.4%
Depreciation and amortization	3,816	0.4%	2,375	0.3%	1,441	60.7%
Transaction costs	633	0.1%	3,393	0.5%	(2,760)	(81.3)%
Loss on contingent consideration	377	0.0%	-	0.0%	377

Income from operations	119,663	12.6%	61,868	8.2%	57,795	93.4%

Interest expense - floor plan	2,206	0.2%	7,482	1.0%	(5,276)	(70.5)%
Interest expense - other	3,222	0.3%	7,392	1.0%	(4,170)	(56.4)%
Change in fair value of warrant liability	-	0.0%	(771)	(0.1)%	771	(100.0)%
Other (income) expense, net	(247)	0.0%	22	0.0%	(269)	(1222.7)%
Income before income tax expense	114,482	12.1%	47,743	6.3%	66,739	139.8%
Income tax expense	20,559	2.2%	5,209	0.7%	15,350	294.7%
Net income	93,923	9.9%	42,534	5.7%	51,389	120.8%
Less: Net income attributable to non-controlling interest	-		350		(350)	(100.0)%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	31,158		26,732		4,426	16.6%
Net income attributable to One Water Marine Inc.	$62,765		$15,452		$47,313	306.2%

Revenue

Overall, revenue increased by $196.0 million, or 26.1%, to $947.9 million for the nine months ended June 30, 2021 from $751.9 million for the nine months ended June 30, 2020. Revenue generated from same-store sales increased 16.3% for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020, primarily due to an increase in the average selling price of new and pre-owned boats and the model mix of boats sold. Overall revenue increased by $121.9 million as a result of our increase in same-store sales and $74.1 million from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. As of June 30, 2021, we had acquired eight stores in fiscal year 2021. We did not make any acquisitions in fiscal year 2020.

New Boat

New boat revenue increased by $149.5 million, or 28.2%, to $679.7 million for the nine months ended June 30, 2021 from $530.2 million for the nine months ended June 30, 2020. The increase was the result of our same-store sales growth during the period and the increased sales attributable to the 2021 Acquisitions. We believe the increase in sales was primarily due to the shift towards outdoor leisure activity during the COVID-19 pandemic, as well as, the continued execution of operational improvements on previously acquired dealers. Additionally, we saw an increase in average sales price due in part to the mix of boat brands and models sold and product improvements in the functionality and technology of boats, which continues to be a driver of consumer demand, as well as a lower supply of new boat inventory as manufacturer replenishments have been slowed by the COVID-19 pandemic.

Pre-owned Boat

Pre-owned boat revenue increased by $16.3 million, or 10.9%, to $165.8 million for the nine months ended June 30, 2021 from $149.5 million for the nine months ended June 30, 2020. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the nine months ended June 30, 2021 experienced a decrease in the number of units sold due to industry-wide supply constraints. The average sales price per pre-owned unit in the nine months ended June 30, 2021 increased largely due to the mix of pre-owned products and the composition of the brands and models sold during the period as well as the industry-wide supply restrictions driving prices higher.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $3.9 million, or 13.6%, to $33.0 million for the nine months ended June 30, 2021 from $29.0 million for the nine months ended June 30, 2020. The increase was primarily a result of the increase in same-store sales and additional revenue attributable to the 2021 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products slightly decreased as a percentage of total revenue to 3.5% in the nine months ended June 30, 2021 from 3.9% for the nine months ended June 30, 2020. Since finance & insurance income is fee-based, we do not incur any related cost of sale. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer.

Service, Parts & Other

Service, parts & other revenue increased by $26.3 million, or 60.8%, to $69.4 million for the nine months ended June 30, 2021 from $43.2 million for the nine months ended June 30, 2020. This increase in service, parts & other revenue is primarily due to ancillary sales generated from our increase in new and pre-owned boat sales and the impact of our 2021 Acquisitions.

Gross Profit

Overall, gross profit increased by $96.7 million, or 56.4%, to $268.2 million for the nine months ended June 30, 2021 from $171.5 million for the nine months ended June 30, 2020. This increase was primarily due to our overall increase in same-store sales, primarily driven by an increase in new and pre-owned boat sales, service, parts and other sales, the Company’s focus on dynamic pricing and the increase in finance & insurance income. The increase in gross profit was also a result of an increase in the number of stores due to the 2021 Acquisitions. Overall gross margins increased 550 basis points to 28.3% for the nine months ended June 30, 2021 from 22.8% for the nine months ended June 30, 2020 due to the factors noted below.

New Boat

New boat gross profit increased by $63.5 million, or 66.6%, to $158.9 million for the nine months ended June 30, 2021 from $95.4 million for the nine months ended June 30, 2020. New boat gross profit as a percentage of new boat revenue was 23.4% for the nine months ended June 30, 2021 as compared to 18.0% in the nine months ended June 30, 2020. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and the expansion of new boat gross profit margins created by a lower supply of new boat inventory in the nine months ended June 30, 2021.

Pre-owned Boat

Pre-owned boat gross profit increased by $13.5 million, or 50.8%, to $40.2 million for the nine months ended June 30, 2021 from $26.7 million for the nine months ended June 30, 2020. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue primarily as a result of our same-store sales growth and our 2021 Acquisitions. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 24.3% and 17.8% for the nine months ended June 30, 2021 and 2020, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements. Margins were also driven higher by a lower supply of pre-owned inventory in the market for the nine months ended June 30, 2021.

Finance & Insurance

Finance & insurance gross profit increased by $3.9 million, or 13.6%, to $33.0 million for the nine months ended June 30, 2021 from $29.0 million for the nine months ended June 30, 2020. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other

Service, parts & other gross profit increased by $15.7 million, or 77.3%, to $36.1 million for the nine months ended June 30, 2021 from $20.4 million for the nine months ended June 30, 2020. The increase in service, parts & other gross profit was primarily driven by our same-store sales growth as well as the impact of the 2021 Acquisitions. Service, parts & other gross profit as a percentage of service, parts & other revenue was 52.0% and 47.1% for the nine months ended June 30, 2021 and 2020, respectively. This increase was the result of the mix of products sold and services provided as the gross profit shifted more towards service work, which has a higher margin. Additionally, due to the increased demand, we experienced an increase in the productivity of our service technicians, which drove margins higher.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $39.9 million, or 38.4%, to $143.7 million for the nine months ended June 30, 2021 from $103.8 million for the nine months ended June 30, 2020. This increase was primarily due to the impact of expenses incurred to support the overall increase in same-store sales. Selling, general & administrative expenses consisted of a $34.8 million increase in personnel expenses, a $1.0 million decrease in selling and administrative expenses, and $2.9 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue increased to 15.2% from 13.8% for the nine months ended June 30, 2021 and 2020, respectively. The increase in selling, general & administrative expenses as a percentage of revenue was primarily due to higher variable-based compensation expense as a result of the Company’s increased net profit margin.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million, or 60.7%, to $3.8 million for the nine months ended June 30, 2021 compared to $2.4 million for the nine months ended June 30, 2020. The increase in depreciation and amortization expense for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 was primarily attributable to an increase in property and equipment from our 2021 Acquisitions.

Transaction Costs

The decrease in transaction costs of $2.8 million, or 81.3%, to $0.6 million for the nine months ended June 30, 2021 compared to $3.4 million for the nine months ended June 30, 2020 was primarily attributable to $2.3 million of expenses recognized for the nine months ended June 30, 2020 in conjunction with the Offering that were not able to be capitalized.

Loss on Contingent Consideration

During the nine months ended June 30, 2021, we incurred an expense of $0.4 million on the settlement of a contingent payment related to a fiscal year 2019 acquisition. There were no adjustments to contingent consideration for the nine months ended June 30, 2020.

Income from Operations

Income from operations increased $57.8 million, or 93.4%, to $119.7 million for the nine months ended June 30, 2021 compared to $61.9 million for the nine months ended June 30, 2020. The increase was primarily attributable to the $96.7 million increase in gross profit for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020, partially offset by a $39.9 million increase in selling, general & administrative expenses during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan decreased $5.3 million, or 70.5%, to $2.2 million for the nine months ended June 30, 2021 compared to $7.5 million for the nine months ended June 30, 2020. This decrease was primarily attributable to a $67.9 million decrease in the outstanding borrowings on the Inventory Financing Facility, falling interest rates, and interest assistance received from our manufacturers and banks.

Interest Expense – Other

The decrease in interest expense – other of $4.2 million, or 56.4%, to $3.2 million for the nine months ended June 30, 2021 compared to $7.4 million for the nine months ended June 30, 2020 was primarily attributable to the payoff of our Term and Revolver Credit Facility (as defined below) and entry into the Refinanced Credit Facility (as defined below), which offers a more favorable interest rate.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability of $0.8 million for the nine months ended June 30, 2020 was attributable to an overall change in the enterprise value of the Company. No charge was recorded for the nine months ended June 30, 2021 as the warrants were exercised in conjunction with the Offering.

Other Expense (Income), Net

Other expense (income), net was income of approximately $247,000 for the nine months ended June 30, 2021 and expense of approximately $22,000 for the nine months ended June 30, 2020.

Income Tax Expense

The $15.4 million increase in income tax expense for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020 was primarily the result of the $66.7 million increase in income before income tax expense and the Offering and the taxability of OneWater Inc. as a corporation for the full nine months ended June 30, 2021 versus only the period subsequent to the Offering for the nine months ended June 30, 2020. Additionally, as Class B common stock was exchanged for Class A common stock (in accordance with the terms of the OneWater LLC Agreement), the proportion of consolidated income before income tax expense allocated to OneWater Inc. increased, yielding higher income tax expense.

Net Income

Net income increased by $51.4 million to $93.9 million for the nine months ended June 30, 2021 compared to $42.5 million for the nine months ended June 30, 2020. The increase was primarily attributable to the $96.7 million increase in gross profit for the nine months ended June 30, 2021 compared to June 30, 2020. The increase was partially offset by the $39.9 million increase in selling, general & administrative expenses and the $15.4 million increase in income tax expense for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.

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

Our board of directors (the "Board"), management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and debt extinguishment charges), asset base (such as depreciation and amortization) and other items (such as the fair value adjustment of the warrants, gain (loss) on contingent consideration and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, which is the most directly comparable GAAP measure for the periods presented.

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30
Description	2021	2020
	($ in thousands)
Net income	$51,557	$40,622
Interest expense – other	1,083	3,082
Income tax expense	11,498	4,737
Depreciation and amortization	1,475	824
Transaction costs	65	31
Other income, net	(158)	(43)
Adjusted EBITDA	$65,520	$49,253

Adjusted EBITDA increased $16.3 million or 33.0% to $65.5 million for the three months ended June 30, 2021 compared to $49.3 million for the three months ended June 30, 2020. The increase in Adjusted EBITDA resulted primarily from an increase in gross profit, partially offset by an increase in selling, general & administrative expense.

Nine Months Ended June 30, 2021, Compared to Nine Months Ended June 30, 2020

	Nine Months Ended June 30
Description	2021	2020
	($ in thousands)
Net income	$93,923	$42,534
Interest expense – other	3,222	7,392
Income tax expense	20,559	5,209
Depreciation and amortization	3,816	2,375
Loss on contingent consideration	377	-
Transaction costs	633	3,393
Change in fair value of warrant liability	-	(771)
Other (income) expense, net	(247)	22
Adjusted EBITDA	$122,283	$60,154

Adjusted EBITDA increased $62.1 million or 103.3% to $122.3 million for the nine months ended June 30, 2021 compared to $60.2 million for the nine months ended June 30, 2020. The increase in Adjusted EBITDA resulted primarily from an increase in gross profit due to our same-store sales growth and 2021 Acquisitions, partially offset by an increase in selling, general & administrative expense.

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

Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the Refinanced Credit Facility (as defined below) to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Refinanced Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of June 30, 2021, we were in compliance with all covenants under the Refinanced Credit Facility and the Inventory Financing Facility.

Cash Flows

Analysis of Cash Flow Changes Between the Nine Months Ended June 30, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:
	Nine Months Ended June 30,
Description	2021	2020	Change
	($ in thousands)
Net cash provided by operating activities	$153,195	$152,596	$599
Net cash used in investing activities	(91,120)	(2,307)	(88,813)
Net cash used in financing activities	(9,542)	(70,712)	61,170
Net change in cash	$52,533	$79,577	$(27,044)

Operating Activities. Net cash provided by operating activities was $153.2 million for the nine months ended June 30, 2021 compared to net cash provided by operating activities of $152.6 million for the nine months ended June 30, 2020. The $0.6 million increase in cash provided by operating activities was primarily attributable to a $51.4 million increase in net income, a $23.1 million decrease in the change in accounts receivable and a $13.5 million increase in the change in customer deposits for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. These amounts were partially offset by a $58.9 million increase in the change in inventory and a $13.3 million increase in the change in prepaid expenses and other current assets for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020.

Investing Activities. Net cash used in investing activities was $91.1 million for the nine months ended June 30, 2021 compared to $2.3 million for the nine months ended June 30, 2020. The $88.8 million increase in cash used for investing activities was primarily attributable to $83.5 million of cash used in acquisitions for the nine months ended June 30, 2021 as compared to none for the nine months ended June 30, 2020.

Financing Activities. Net cash used in financing activities was $9.5 million for the nine months ended June 30, 2021 compared to $70.7 million for the nine months ended June 30, 2020. The $61.2 million decrease in cash used in financing activities was primarily attributable to a $90.5 million decrease in the distributions to redeemable preferred interest members, partially offset by a $59.2 million decrease in proceeds from the issuance of Class A common stock sold in the Offering, net of offering costs, and a $21.9 million decrease in net borrowings from floor plan for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020.

Dividends

On June 17, 2021, OneWater LLC approved a distribution of $1.80 per unit in OneWater LLC to its unitholders (“OneWater Unit Holders”), including OneWater Inc. On June 17, 2021, the Board declared a special cash dividend of $1.80 per share (the “Special Dividend”) to holders of its Class A common stock, to be made from the proceeds of the OneWater LLC distribution. The cash dividend of approximately $27.1 million was paid on July 19, 2021 to OneWater Unit Holders and, ultimately, to the holders of Class A common stock. Additionally, a $0.7 million cash dividend for restricted stock unit holders will be paid to holders upon vesting of the awards. Holders of our Class B common stock are not entitled to participate in any dividends declared by the Board.

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

On February 11, 2020, in connection with the Offering, OneWater Inc. entered into an Amended and Restated Credit and Guaranty Agreement (the “Term and Revolver Credit Facility”), which, among other things, modified the terms of the GS/BIP Credit Facility to (i) increase the Revolving Facility from $5.0 million to $10.0 million, (ii) increase the maximum available under the Multi-Draw Term Loan from $60.0 million to $100.0 million, (iii) provide an uncommitted and discretionary multi-draw term loan accordion feature of up to $20.0 million, (iv) amend the repayment schedule of the Multi-Draw Term Loan to commence on March 31, 2022, (v) amend the scheduled maturity date of the Revolving Facility and Multi-Draw Term Loan to be February 11, 2025 and (vi) remove OWM BIP Investor, LLC as a lender. The Term and Revolver Credit Facility bore interest at a rate that was equal to, at OneWater Inc.’s option, (a) the London Inter-Bank Offered Rate ("LIBOR") for such interest period (subject to a 1.50% floor) plus an applicable margin of up to 7.00%, subject to step-downs to be determined based on certain financial leverage ratio measures, or (b) a base rate (subject to a 4.50% floor) plus an applicable margin of up to 6.00%, subject to step-downs to be determined based on certain financial leverage ratio measures. Interest was payable quarterly for base rate borrowings and up to quarterly for LIBOR borrowings. The Term and Revolver Credit Facility included the option for the Company to defer cash payments of interest for twelve months and add the accrued interest to the outstanding principal of the note payable. The election of this feature was made during the nine months ended June 30, 2020, and as a result, the interest rate increased by 2.0% for the corresponding twelve months.

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

Borrowings under the Refinanced Credit Facility bear interest, at the Company’s option, at either (a) a base rate (the “Base Rate”) equal to the highest of (i) the prime rate (as announced by Truist Bank from time to time), (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, (iii) the Adjusted LIBO Rate (defined below) determined on a daily basis for an interest period of one month, plus 1.00%, or (iv) 1.75%, plus an applicable margin of up to 2.00%, or (b) the rate per annum obtained by dividing (i) the LIBOR for such interest period by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage (the “Adjusted LIBO Rate”) plus an applicable margin of up to 3.00%. Interest on swingline loans shall be the Base Rate plus an applicable margin of up to 2.00%. All applicable interest margins are subject to stepdowns based on certain consolidated leverage ratio measures.

The Refinanced Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio.

Inventory Financing Facility

On June 14, 2018, OneWater LLC and certain of our subsidiaries entered into the Fourth Amended and Restated Inventory Financing Agreement with Wells Fargo Commercial Distribution Finance, LLC and various lender parties thereto (“Wells Fargo”) (as subsequently amended and restated, the ‘‘Inventory Financing Facility’’ and, together with the Refinanced Credit Facility, the ‘‘Credit Facilities’’). On September 21, 2018, OneWater LLC and certain of our subsidiaries entered into the First Amendment to the Fourth Amended and Restated Inventory Financing Agreement which, among other things, increased the maximum amount of borrowing available under the Inventory Financing Facility from $200.0 million to $275.0 million. On April 5, 2019, OneWater LLC and certain of its subsidiaries further amended the Inventory Financing Facility to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $275.0 million to $292.5 million. On November 26, 2019, OneWater LLC and certain of its subsidiaries entered into the Fifth Amended and Restated Inventory Financing Agreement with Wells Fargo to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $292.5 million to $392.5 million.

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

We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including provisions that the Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) of OneWater LLC must not exceed 2.00 to 1.00, and that our Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility) on a consolidated basis must be at least 1.50 to 1.00. We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral underlying the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interest of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired dealer groups, (ix) make any change in any of our dealer groups’ capital structure or in any of its business objectives or operations which might in any way adversely affect the ability of such dealer group to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and its subsidiaries are generally restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo Commercial Distribution Finance, LLC (the “Agent”). Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.

On June 16, 2021, OneWater Inc. and OneWater LLC obtained a written consent from the Agent to permit the payment of the Special Dividend.

As of June 30, 2021 and September 30, 2020, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $108.2 million and $124.0 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of June 30, 2021 and September 30, 2020, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 1.4% and 4.0%, respectively. As of June 30, 2021 and September 30, 2020, our additional available borrowings under our Inventory Financing Facility were $284.3 million and $268.5 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of June 30, 2021, we were in compliance with all covenants under the Inventory Financing Facility.

OWAO Preferred Units

On October 28, 2016, certain affiliates of Goldman Sachs & Co. LLC (collectively, "Goldman") and affiliates of The Beekman Group (collectively, "Beekman") entered into a Subscription Agreement with us and certain of our subsidiaries, pursuant to which Goldman and Beekman purchased preferred units in OWAO (“OWAO Preferred Units”).

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

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of June 30, 2021, our indebtedness associated with our 4 acquisition notes payable totaled an aggregate of $7.4 million with a weighted average interest rate of 5.3% per annum. As of June 30, 2021, the principal amount outstanding under these acquisition notes payable ranged from $1.3 million to $2.2 million, and the maturity dates ranged from December 1, 2021 to December 1, 2023.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $113,000, and mature on dates ranging from September 2021 to July 2028. As of June 30, 2021, we had $3.4 million outstanding under the commercial vehicles notes payable.

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

Recent Accounting Pronouncements

As an ‘‘emerging growth company’’ (‘‘EGC’’), the Jumpstart Our Business Startups Act (‘‘JOBS Act’’) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election. We may take advantage of these provisions until September 30, 2025, or such earlier time that we are no longer an EGC. We would cease to be an EGC upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iii) the date on which we are deemed to be a “large accelerated filer.” We continue to monitor these thresholds so that the Company may prepare for any future loss of EGC status prior to September 30, 2025.

Refer to Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020, for further information regarding our critical accounting policies and significant estimates. As of June 30, 2021, there were no changes in our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using the one-month LIBOR plus an applicable margin. Based on an outstanding balance of $108.2 million as of June 30, 2021, an increase of 100 basis points in the underlying interest rate would have caused an increase in interest expense of $1.1 million for the fiscal period. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our Refinanced Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Refinanced Credit Facility is calculated using the one-month LIBOR (with a 0.75% floor) plus an applicable margin. Based on an outstanding balance of $107.3 million and the one-month LIBOR as of June 30, 2021, an increase of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.4 million for the fiscal period. We do not currently hedge our interest rate exposure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 3, 2020, other than as described below.

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

 We continue to monitor federal, state and local government recommendations and have made modifications to our normal operations as a result of COVID-19. If the negative economic effects of COVID-19 continue for a prolonged period of time, it could lead to a reduction in demand for our products, which would adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of the pandemic, may also adversely affect our ability to access capital and additional liquidity. The COVID-19 pandemic has led to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers, and labor shortages. There have been industry-wide supply chain constraints due to the COVID-19 pandemic and increased sales generally across the industry. To date, we have experienced shortages of inventory and we believe such shortages resulted in a reduction in our revenues for the three months ended June 30, 2021. Such shortages could continue to adversely and impact our revenues for future periods. It is possible that such shortages could become more severe as a result of the COVID-19 pandemic and its effects on, among other things, supply chains, operations and consumer demand. These measures are disrupting normal business operations and may have, significant negative impacts on our business in the future. While we are implementing changes to mitigate the impact of COVID-19 on our business, it is not possible, at this time, to estimate the entirety of the effect that COVID-19 will have on our business, customers, suppliers or other business partners.

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

Our success depends upon our ability to procure sufficient inventory for our needs and to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. Our products appeal to consumers across a number of states who are, or could become, boat owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. For example, the impact of COVID-19 on our suppliers and the recent increase in demand for marine retail products has led to industry-wide supply chain constraints.We have experienced inventory shortages in new and pre-owned boats in fiscal year 2021, and it is possible that further shortages could occur. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order product several months in advance, although such orders are not binding until the merchandise is delivered to our stores. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of product to satisfy consumer demand or sales orders or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

10.1	Waiver Letter to the IFA, dated June 16, 2021, from Wells Fargo Commercial Distribution Finance, LLC, as Agent.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS(a)	Inline XBRL Instance Document.

101.SCH(a)	Inline XBRL Schema Document.

101.CAL(a)	Inline XBRL Calculation Linkbase Document.

101.DEF(a)	Inline XBRL Definition Linkbase Document.

101.LAB(a)	Inline XBRL Labels Linkbase Document.

101.PRE(a)	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Chief Executive Officer

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer
August 12, 2021