Form 10-K
period 2021-09-30
OneWater Marine Inc.
filed 2021-12-17
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 001-39213

OneWater Marine Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-4330138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6275 Lanier Islands Parkway Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 541-6300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01 per share	ONEW	The Nasdaq Global Market

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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on March 31, 2021, was $391,124,604.

The registrant had 13,463,124 shares of Class A common stock, par value $0.01 per share, and 1,819,112 shares of Class B common stock, par value $0.01 per share, outstanding as of December 3, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements may include statements about:

•	the impact of the novel coronavirus (“COVID-19”) on our business and results of operations;

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

•	global public health concerns, including the COVID-19 pandemic;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, same-store sales, income, financial condition, and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	competition;

•	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	effects of industry-wide supply chain challenged and our ability to manage our inventory;

•	our ability to retain key personnel;

•	environmental conditions and real or perceived human health or safety risks;

•	any potential tax savings we may realize as a result of our organizational structure;

•	uncertainty regarding our future operating results and profitability;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our stores, access to inventory and customer demand; and

•	plans, objectives, expectations and intentions contained in this Form 10-K that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, decline in demand for our products and services, the effects of the COVID-19 pandemic on our business, the seasonality and volatility of the boat industry, our acquisition strategies, the inability to comply with the financial and other covenants and metrics in our Credit Facilities, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in this Form 10-K.

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

Except as otherwise indicated or required by the context, all references in this Form 10-K to the “Company,” “OneWater,” “we,” “us” or “our” relate to (i) for periods after the Reorganization, OneWater Inc. and its consolidated subsidiaries, and (ii) for periods on or prior to the Reorganization, to OneWater LLC, our accounting predecessor, and its consolidated subsidiaries.

Overview

We believe that we are one of the largest and fastest-growing marine retailers in the United States with 70 stores comprising 25 dealer groups in 11 states as of September 30, 2021. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, including Texas, Florida, Alabama, North Carolina, South Carolina, Georgia, Ohio and New Jersey which represent eight of the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 12 out of the 17 markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts and other sales. The recent acquisitions of PartsVu and T-H Marine will significantly expand our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

The following table sets forth information about stores that were part of our operations as of September 30, 2021:

State	Number of Stores	Percent of 2020 Revenue
Florida	30	49.4%
Texas	8	14.3
Alabama	8	8.8
Georgia	8	8.6
Ohio	3	5.5
Massachusetts	2	5.4
South Carolina	4	3.9
Maryland	2	2.4
Kentucky	2	0.9
North Carolina	1	0.5
New Jersey	2	0.3
Total	70	100.0%

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance and insurance (“F&I”) products, repair and maintenance services, and parts and accessories. Non-boat sales were approximately 11.3% of revenue and 25.8% of gross profit in fiscal year 2021, 9.8% of revenue and 28.3% of gross profit in fiscal year 2020 and 11.4% of revenue and 31.1% of gross profit in fiscal year 2019. In fiscal year 2021, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. We offer a wide array of new boats at various price points through relationships with 48 manufacturers covering 68 brands. We believe we are currently a top-three customer for 26 of our 68 brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 9% of our total sales volume. Additionally, our top brand only accounts for approximately 12% of new boat sales. Our relationships with many of our manufacturers are long-standing and have been developed over multiple decades of experience in the marine industry. We believe that the strength of our relationships combined with our scale enables us to receive among the best pricing and terms available across all of the brands and models that we carry, and we routinely evaluate the sales performance and demand for each respective brand to ensure that the economic relationship we have in place with our manufacturers optimizes our profitability.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 50 additional stores through 21 acquisitions. Our current portfolio as of September 30, 2021 consists of 25 different local and regional dealer groups. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

Our Market and Our Customer

Consumer spending in the United States on boats, engines, services, parts, accessories and related purchases reached $49.4 billion in 2020, up 14.2% from 2019, and has, on average, grown in excess of 6% annually since 2010. New powerboat sales have driven market growth and reached $13.9 billion in 2020, resulting in a 13% average annual growth rate since 2010. Of the approximately 1,105,000 powerboats sold in the United States each year, 79% of total units sold (approximately 875,000) are pre-owned. Relative demand for new and late-model boats has increased in recent years in part due to the continuous evolution of boat technology and design including, but not limited to, seating configurations, power, efficiency, instrumentation and electronics, and wakesurf gates, each of which represents a material design improvement that cannot be matched by more dated boat models. We believe the increasing pace of innovation in technology and design will result in more frequent upgrade purchases and ultimately higher sales volumes of new and late-model, pre-owned boat sales. While we continue to monitor the impact of the COVID-19 pandemic on our operations, our financial position through September 30, 2021 suggests that spending in all our regions and across product lines has proven resilient as families have increasingly focused on outdoor socially distanced recreation, driving increased sales.

The boat dealership market is highly fragmented and is comprised of approximately 4,300 stores nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however we do have other large competitors including MarineMax and Bass Pro Shops. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts and other sales. The recent acquisitions of PartsVu and T-H Marine will significantly expand our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high-margin service, parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

Our inventory and product selection allow us to cater to a highly diverse customer base with price points and boat types that appeal to a broad spectrum of budgets and preferences. The boating industry’s and MarineMax’s average selling prices for a new boat were $60,000 in calendar year 2020 and $227,000 in fiscal year 2021, respectively. By comparison, our average selling price for a new boat in fiscal year 2021 was $160,000.

Growth Strategy

Organic Growth Strategy: Our business model utilizes our unique scale to drive profitable same-store sales growth. We seek to gain market share by delivering high-quality products and services, with customized attributes tailored to our customers’ product specifications. Additionally, we are able to leverage our potential customer database to garner new sales. Sales growth from our existing stores is a core component of our current and future strategy. We believe non-boat sales will be a driver of our organic growth strategy in the future. We have completed acquisitions and implemented a targeted marketing strategy across our platform focused on increasing new and existing customer awareness and usage of our F&I products, repair and maintenance services, and parts and accessories products. We intend to expand our online presence and sales through digital platforms to engage in online new and pre-owned boat sales, parts and accessories as well as financing & insurance. We believe this will further advance our long-term growth opportunity, while broadening our customer base and geographic reach. Additionally, we may also develop a dealership if an attractive acquisition is not available in a market we choose to target.

Acquisition Strategy: We believe there is a tremendous opportunity for us to expand in both existing and new markets, given that the industry is highly fragmented with most boat retailers owning three or fewer stores. We seek to create value by implementing the best tested operational practices to family-owned and operated businesses that previously lacked the resources, management experience and expertise to maximize the profitability of the acquired standalone businesses. We believe that our dealer group branding strategy, which retains the name, logo and trademarks associated with each store or dealer group at the time of acquisition, significantly differentiates us from our largest competitors who employ singular, national branding strategies. In addition, we intend to acquire businesses that focus on the sales of parts and accessories. We believe there is a significant opportunity for us to expand our presence in this less cyclical and higher margin business. We are committed to maintaining local and regional branding because we believe that the value of retaining the goodwill and long-standing customer relationships of these local businesses, many of which have been built by families over decades, far exceeds the benefits of attempting to establish a potentially unfamiliar “OneWater” national brand. In addition, preserving this established identity maintains the long-term engagement of former owners because their name and reputation remain figuratively and literally “on the door.” We believe that the marine industry is underpinned by strong fundamental drivers, and that, with the implementation of operational control measures and the injection of resources, local stores can significantly increase revenues and profitability. We believe our status as a consolidator of choice is based on the expertise we have developed through completing 21 acquisitions (50 locations acquired) since the combination of Singleton Marine and Legendary Marine in 2014, our growing cash flow and financial profile, and our footprint of retailers within prime markets. Our ability to acquire additional locations or dealer groups at attractive multiples is further enhanced by our growing reputation for retaining the seller’s management team and keeping their branding and legacy intact. Accordingly, the sellers remain actively involved in the business and many have remained employed with us for years beyond the closing of the acquisition. We believe there is significant opportunity to expand our store footprint in regions with strong boating cultures. While we have a strong presence in the Southeastern portion of the United States, there are several areas of opportunity in states adjacent to our current geographic footprint as well as states in new regions in the Midwest and Western United States. Annually, we target to complete four to six potential dealership acquisitions, which will often vary based on the size, number of locations and complexity of the target being acquired. As a result of our reputation in the marketplace, we expect our pipeline of potential acquisitions to grow over time.

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

In 2020, $49 billion were spent on retail boating sales, which has contributed to annual growth of six percent since 2010. Consumer marine spending includes purchases of new and pre-owned boats; marine products such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. New boat sales and pre-owned boat sales constituted 62% and 38% of 2020 boating retail sales, respectively, based on industry data from the National Marine Manufacturers Association (“NMMA”). The NMMA estimates that approximately 1,049,000 pre-owned boats were sold in 2020. Non-boat sales include aftermarket accessories (17.9% of total 2020 boating retail sales) and F&I products and ancillary services, such as insurance, maintenance and fuel (18.9% of total 2020 boating retail sales).

Boat sales volumes are correlated with consumer confidence and the availability of consumer credit. Recent growth in spending has been driven by both an increase in units sold as well as rising average selling prices. Innovation, including updated boat configurations, hull designs, wake gates and other electronics, have contributed to shorter boat upgrade cycles which result in higher unit sales volume. Pre-owned traditional powerboat sales were approximately $11.7 billion in 2020, which represents an increase of 16.6% over 2019. With the exception of the significant growth in 2020, pre-owned traditional powerboat sales have remained relatively consistent since 2006 and through economic cycles. The boat dealership market is highly fragmented with approximately 4,300 stores nationwide, and the majority of retailers are owner-operated with three stores or fewer. Independent retailers typically offer a limited selection of boat brands, and they predominantly focus on new boat sales with less expertise and capacity to create a meaningful business from non-boat sales such as F&I products.

Products and Services

We offer new and pre-owned recreational boats, yachts and related marine products, including parts and accessories, with a specific focus on premium brands. We also provide boat repair and maintenance services, arrange boat financing and insurance and offer other ancillary services, including indoor and outdoor storage, marina services, and rentals of boats and personal watercraft.

New and Pre-Owned Boat Sales

Our business focuses primarily on the sale of new and pre-owned recreational boats, including pontoon, runabout, saltwater fishing boats, wake/ski boats, and yachts. We offer products from a broad variety of manufacturers and brands without relying on any one manufacturer or brand in particular. No single brand accounted for more than 9% of our total sales volume in fiscal year 2021. We also sell pre-owned versions of the brands we offer and pre-owned boats of other brands we take as trade-ins or acquire. During fiscal year 2021, new boat sales accounted for approximately $872.7 million or 71.1% of our revenue, and pre-owned boat sales accounted for approximately $216.4 million or 17.6% of our revenue.

We offer new and pre-owned recreational boats in a broad range of product categories. We believe that the product lines and brands we offer are among the highest quality within their respective market categories, with well-established brand recognition and reputations for quality, performance, styling and innovation.

Fishing Boats. Revenue from fishing boats comprised 38% of our new boat revenue for fiscal year 2021. The fishing boats we offer range from entry-level models to advanced models, from brands such as Everglades, Pursuit, Scout and Sea Hunt, each designed for fishing and water sports in lakes, bays and off-shore waters, with cabins with limited live-aboard capability. The fishing boats we offer typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads and fresh and saltwater washdowns.

Pontoon Boats and Runabouts. Revenue from pontoon boats and runabouts comprised 36% of our new boat revenue for fiscal year 2021. We offer a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs, from brands such as Bennington, Barletta and Harris. Our runabouts, such as Cobalt, Regal and Chris-Craft, target the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. The models we offer may include amenities such as advanced navigation electronics and sound systems, a variety of hull, deck, and cockpit designs that can include a swim platform, bow pulpit and raised bridges, and swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. With a variety of designs and options, the pontoon boats and runabouts we offer appeal to a broad audience of boat enthusiasts and existing customers.

Wake/Ski Boats. Revenue from wake/ski boats comprised 6% of our new boat revenue for fiscal year 2021. The ski boats we offer range from entry-level models to advanced models, from brands such as Axis and Malibu, all of which are designed to generate specific wakes for optimal skiing, surfing and wakeboarding performance and safety. With a broad range of designs and options, the ski boats we offer appeal to both competitive and recreational users.

Yachts. Revenue from yachts comprised 14% of our new boat revenue for fiscal year 2021. The yachts we offer range from traditional models to advanced models, from brands such as Absolute, Riviera, Tiara and Sunseeker. The yacht product lines typically include state-of-the-art designs with live-aboard luxuries, offering amenities such as flybridges with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations.

Motors, Trailers, Personal Water Crafts (“PWC”), Wholesale and Other. Revenue from motors, trailers, PWC, wholesale and other sales comprised 6% of our new boat revenue for fiscal year 2021. The motors and trailers we offer range in size, horsepower, length and style dependent upon the type of boat our customers may own. We offer PWC, primarily including models from Yamaha and Sea Doo, which appeal to a broad audience of customers. Wholesale sales primarily consist of transactions with other dealers and other sales include the remaining new inventory products we offer.

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

Fee income generated from F&I products accounted for approximately $42.7 million or 3.5% of our revenue during fiscal year 2021, $36.8 million or 3.6% of our revenue during fiscal year 2020, and $26.2 million or 3.4% of our revenue during fiscal year 2019. We believe that our customers’ ability to obtain competitive, prompt and convenient financing at our stores strengthens our ability to sell new and pre-owned boats and gives us an advantage over many of our competitors, particularly our smaller competitors that lack the resources to arrange boat financing at their stores or that do not generate enough F&I product volume to attract the broad range of financing sources that are available to us.

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

We offer engine parts, oils, lubricants, steering and control systems, electronics, safety products, water sport accessories (such as tubes, wakeboards, surfboards, lines, and lifejackets), products relating to docking and anchoring, boat covers, trailer parts, and a complete line of other boating accessories at our stores and online, primarily to retail customers to repair their current engines or other marine related parts and equipment. The calendar 2021 acquisitions of T-H Marine and PartsVu expanded our sale of marine related parts and accessories, including general boat accessories, electronics (GPS, radar, sonar, etc.), OEM marine parts, boat performance items, access hatches, deck plates, deck hardware, live well aeration, plumbing fittings, battery trays, fishing rod holders, boat lights, rigging accessories, trolling motor accessories, and safety equipment. These products are sold to boat manufacturers, distributors, big box retailers, boat dealerships and after-market customers. We believe this will advance our strategic growth and diversification strategies and is expected to materially expand our addressable market in the parts and accessories business.

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

Our focus on customer service, which we believe is one of our core competitive advantages in the retail marine industry, is critical to our efforts in creating and maintaining long-term customers. Service, parts & other accounted for approximately $96.4 million or 7.8% of our revenue during fiscal year 2021, $63.4 million or 6.2% of our revenue during fiscal year 2020 and approximately $61.7 million or 8.0% of our revenue during fiscal year 2019.

Stores

We offer new and pre-owned recreational boats and other related marine products and boat services through 70 stores comprising 25 dealer groups in 11 states as of September 30, 2021. Each store generally includes an indoor showroom and an outside display area for our new and pre-owned boat inventories, along with a business office to facilitate F&I products and repair and maintenance services facilities.

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

Members of our sales teams receive compensation on primarily a commission basis. Additionally, each manager within a store receives a salary along with incentive compensation based on the performance of the managed store or their respective departments.

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

Each of our stores offers our customers the opportunity to evaluate a variety of new and pre-owned boats in an environment that is convenient, comfortable and professional. Our stores provide a full-service purchasing process, which includes attractive F&I packages and extended third-party service agreements. We have a number of waterfront stores, most of which include marina-type facilities and docks at which we display our new and pre-owned boats. These waterfront stores and marinas are easily accessible to boating customers, operate as in-water showrooms and enable our sales team to give potential customers impromptu in-water demonstrations of our various boat models. Our sales team members are providing certain customers with the option of in-person or virtual walkthroughs of inventory and/or private, at home or on water showings. We continue to expand our online presence and sales through digital platforms to engage in online new and pre-owned boat sales, parts and accessories as well as F&I products. We continue to launch tools for our internally developed customer relationship management system, our websites and online sales portals, which we expect to be further enhanced by our continued investments in digital initiatives.

We provide customers a diverse offering of boat brands, which span across a multitude of sizes, uses and activities, including leisure, fishing, watersports, luxury and vacation. We believe this diverse offering of brands allows us to reach a broad expanse of customers and maximizes our ability to provide high quality service to each customer that walks into one of our stores.

An important part of our sales strategy is our participation in boat shows and specialized events in areas with high levels of boating activity. These shows and events help drive sales during and after the show or event and are typically held in January, February, March and toward the end of the boating season at convention centers or marinas that have been rented out by area dealers. We rely to a certain extent on boat shows to generate sales. Our limited ability to participate in boat shows in our existing target markets, including cancellation of boat shows in connection with the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations. To the extent boat shows may be delayed or cancelled, we intend to hold complementary sales events on a smaller, more personalized scale where we are able to follow stricter safety precautions and social distancing.

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

We offer a wide array of new boats at various price points through relationships with 48 manufacturers covering 68 brands. We believe we are currently a top-three customer for 26 of our 68 brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 9% of our total sales volume. Additionally, our top brand only accounts for approximately 12% of new boat sales. However, sales of new boats from the top ten brands represent approximately 42.9% of our total sales volume for fiscal year 2021.

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

Our inventory turnover ratio, which is calculated as cost of goods sold for the period divided by the average inventory over the same period, was 5.9x, 3.7x, and 2.6x for fiscal years 2021, 2020 and 2019, respectively.

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

We are party to our Inventory Financing Facility (as amended, the “Inventory Financing Facility”). For the years ended September 30, 2021, 2020 and 2019, interest on new boats and for rental units is calculated using the one month London Inter-Bank Offering Rate (“LIBOR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Effective October 1, 2021, interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as further described in the Third Amendment below). The interest rate for pre-owned boats is calculated using the new boat rate set forth above plus 0.25%.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that underlies our Credit Facility (as defined below). For additional information relating to the terms of our Inventory Financing Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements—Inventory Financing Facility.”

Customers

We are not dependent on any one customer or group of customers, and no individual customer, or together with its affiliates, contributed on an aggregate basis 10% or more to our revenues.

Seasonality

Our business, along with the entire retail marine industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our stores in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. Over the three-year period ended September 30, 2021, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 16%, 23%, 36%, and 25%, respectively, of our average annual revenues. Every January, the onset of consumer boat and recreation shows generally marks the beginning of an increase in boat sales which allows us to begin to reduce our inventory levels and related short-term borrowings for the remainder of the fiscal year.

Our limited ability to participate in boat shows in our existing target markets, including cancellation of boat shows in connection with the COVID-19 pandemic, could have an impact on our seasonality. To the extent boat shows may be delayed or cancelled, we intend to hold complementary sales events on a smaller, more personalized scale where we are able to follow stricter safety precautions and social distancing. Additionally, the COVID-19 pandemic has caused industry wide supply chain challenges, which have impacted inventory availability especially during peak selling seasons, which may also impact our overall seasonality.

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

Environmental and Other Regulatory Issues

Our business operations, along with the entire retail marine industry, are subject to numerous environmental and occupational health and safety laws and regulations that may be imposed in the United States at the federal, state and local levels. Federal agencies that implement and enforce these laws and regulations include the U.S. Environmental Protection Agency (“EPA”) and the U.S. Occupational Safety and Health Administration (“OSHA”). The more significant of these environmental and occupational health and safety laws and regulations include the following federal legal standards that currently exist in the United States, as amended from time to time:

•
the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources, including outboard marine engines, and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;

•
the Federal Water Pollution Control Act (the “Clean Water Act”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•
the Oil Pollution Act (“OPA”), which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;

•
the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;

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

As with companies in the marine retail industry generally, and parts and service operations in particular, our business involves the use, handling, storage and contracting for recycling or disposal of petroleum-based products and wastes, as well as other hazardous and toxic substances and wastes, including gasoline, diesel fuels, motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, and degreasing agents. Environmental and occupational health and safety laws and regulations generally impose requirements for the use, storage, management, handling, transport and disposal of these materials, and restrict the level of pollutants emitted into the environment, including into ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties or liabilities to third parties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Moreover, there exist environmental laws that provide for citizen suits, which allow individuals or organizations to act in the place of the government and sue operators for alleged violations of environmental law.

We are also subject to laws and regulations governing the investigation and remediation of contamination at the facilities we currently or formerly own or operate, as well as at third-party sites to which we send hazardous substances or wastes for treatment, recycling or disposal. Some environmental laws, such as CERCLA and similar state statutes, impose strict joint and several liability for the entire cost of investigation or remediation of a contaminated property and for any related damages to natural resources, upon current or former site owners or operators, as well as persons who arranged for the transportation, treatment or disposal of hazardous substances. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of, or exposure to, hazardous substances at our current or former properties or off-site waste disposal sites or from the products we sell.

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

For additional information relating to environmental protection, including releases, discharges and emissions into the environment, as well as worker health and safety requirements, please see “Risk Factors— Risks Related to Environmental and Geographic Factors—Climatic events may adversely impact our operations, disrupt the business of our third party vendors on whom we rely upon for products and services, and may not be adequately covered by our insurance,” “—Environmental and other regulatory issues may impact our operations” and “Our operations are subject to risks arising out of the threat of climate change, which could result in increased operating costs and reduced demand for the products that we and the retail recreational boat industry provide.” Historically, our environmental compliance costs have not had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations.

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

Competition

We operate in a highly competitive and fragmented environment. We face competition from businesses relating to recreational activities, which businesses compete for consumers’ leisure time and discretionary spending dollars. We face intense competition within the highly fragmented marine retail industry for customers, quality products, boat show space and suitable store locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets could have a material adverse effect on our business, financial performance and results of operations.

We compete primarily with local marine retailers who own three or fewer stores, as well as with a limited number of larger operators, including MarineMax and Bass Pro Shops. Additionally, with respect to sales of marine parts, accessories, and equipment, we also compete with national specialty marine parts and accessory stores, online catalog retailers, sporting goods stores, and mass merchants. Competition within the retail marine industry is generally based on the quality and variety of available products, the price and value of the products and services and attention to customer service. We face significant competition from our current market and will likely face significant competition in any new markets that we may enter. We also face competition from retailers in certain markets who sell boat brands, parts and engines that we do not currently carry in such markets. Additionally, a number of our competitors are large national or regional chains that have substantially more financial, marketing and other resources than us, especially with regard to those that sell boating accessories. We also face competition from private sellers of pre-owned boats and online merchants entering the resale boating industry. However, we believe that our integrated corporate infrastructure, marketing and sales capabilities, cost structure, industry expertise and customer experience enable us to compete effectively against these competitors.

Intellectual Property

We are the registered holder of a U.S. trademark and a domain name that include our primary brand name “OneWater”. We rely on a number of trade names with respect to the regional dealer groups that we have acquired, which we do not re-brand under our “OneWater” mark. We cannot give any assurance that any trade name and trademark applications that we may file in the future will be granted.

Human Capital Resources

As of December 3, 2021, we had 1,785 employees, 1,670 of whom were in store-level operations and 115 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

Throughout our marine retail operations, we are focused on recruiting, developing and retaining the best talent in the industry. We devote substantial efforts to train employees on utilizing our proprietary technology, systems and processes for success. We have developed a robust curriculum covering multiple retail strategies, product and system knowledge, which our employees must develop a proficiency in, prior to working with retail customers. We believe this differentiates us from others in the retail marine industry and provides our customers with a differentiated experience when dealing with our team.

We generally believe in paying our employees based on their performance. This philosophy runs deep within the organization, from executive management, store management, sales consultants, department management and to select individuals within a department. We design compensation packages for these employees by providing a competitive base salary and an incentive component where they can earn additional compensation based on the performance of their area of responsibility or individual sales. As a result of our performance-based compensation philosophy, pay levels may vary significantly from year to year and among our various team members.

Our overall philosophy is to pay competitive wages to all team members which helps us to attract, motivate, and retain a highly qualified team and reduce turnover. Cash incentive plans and other bonuses may also be paid and are designed to reward individuals based on the achievement of personal and/or corporate objectives which contribute to our long-term success.  Grants of stock-based awards under our 2020 Omnibus Incentive Plan are intended to align compensation with increasing long-term shareholder value.

 Our Offices

Our principal executive offices are located at 6275 Lanier Islands Parkway, Buford, Georgia 30518, and our telephone number at that address is 678-541-6300. Our website address is www.onewatermarine.com. Within the Investor Relations section of our website, the following documents are available free of charge: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These materials are made available through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through its website. References to the Company’s website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.

Our Corporate Structure

OneWater Inc. was incorporated as a Delaware corporation in April 2019 for the purpose of completing the IPO and related transactions. On February 12, 2020, in connection with the IPO, OneWater Inc. became a holding company whose sole material asset consists of units in OneWater LLC (the “OneWater LLC Units”). OneWater LLC holds all of the equity interest in One Water Assets & Operations (“OWAO” or “Opco”), which owns all of our operating assets. The remainder of the OneWater LLC Units are held by certain Legacy Owners (the “OneWater Unit Holders”). References in this Form 10-K to the “Legacy Owners” refer to the owners of OneWater LLC as they existed immediately prior to the Reorganization, including, but not limited to, certain affiliates of Goldman Sachs & Co. LLC (collectively, “Goldman”), affiliates of The Beekman Group (collectively, “Beekman”) and certain members of our management team.

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the business and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries, conducts its business. As a result, we consolidate the financial results of OneWater LLC and its subsidiaries and report temporary equity related to the portion of OneWater LLC Units not owned by us, which will reduce net income (loss) attributable to the holders of our Class A common stock, par value $0.01 per share (“Class A common stock”). As of December 3, 2021, OneWater Inc. owned 88.1% of OneWater LLC.

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

Under the fourth amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”), each of OneWater Unit Holders has, subject to certain limitations, the right (the “Redemption Right”) to cause OneWater LLC to acquire all or a portion of its OneWater LLC Units for shares of Class A common stock of OneWater Inc. on a one-for-one basis or, at OneWater LLC’s election, an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, OneWater Inc. (instead of OneWater LLC) will have the right (the “Call Right”) to, for administrative convenience, acquire each tendered OneWater LLC Unit directly from the redeeming OneWater Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of OneWater LLC Units pursuant to the Redemption Right or the Call Right, the corresponding number of shares of Class B common stock will be cancelled. Under the Registration Rights Agreement (defined below) we entered into with certain of the Legacy Owners in connection with the IPO, such Legacy Owners have the right, under certain circumstances, to cause us to register the offer and resale of their shares of Class A common stock.

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Name	Position

P. Austin Singleton	Founder, Chief Executive Officer and Director

Anthony Aisquith	President, Chief Operating Officer and Director

Jack Ezzell	Chief Financial Officer and Secretary

Mitchell W. Legler	Director and Chairman of the Board of Directors

Bari A. Harlam	Director

Christopher W. Bodine	Director

Jeffery B. Lamkin	Director

John F. Schraudenbach	Director

John G. Troiano	Director

Keith R. Style	Director

Executive Officers

P. Austin Singleton has served as our Chief Executive Officer and Director since April 2019, the Chief Executive Officer of OneWater LLC since its formation in 2014, and the Chief Executive Officer of Singleton Marine, which later merged with Legendary Marine to form OneWater LLC, since 2006. Mr. Singleton served on the Board of Managers of OneWater LLC since its formation in 2006 until the Reorganization. Mr. Singleton first joined Singleton Marine in 1988, shortly after his family founded Singleton Marine in 1987. Prior to his role as the Chief Executive Officer of OneWater LLC, Mr. Singleton worked in substantially all positions within the dealership from the fuel dock, to the service department, to the sales department, to general manager. Mr. Singleton studied Business and Finance at Auburn University. Mr. Singleton was selected as a director due to his management and extensive industry experience.

Anthony Aisquith has served as our President and Chief Operating Officer since April 2019, as a Director since May 2020, and as the President and Chief Operating Officer of OneWater LLC (including its predecessor entity, Singleton Marine) since 2008. Mr. Aisquith served on the Board of Managers of OneWater LLC from 2014 until the Reorganization. Mr. Aisquith has 25 years of experience in the boating industry, and prior to joining OneWater LLC in 2008, he held several senior management positions at MarineMax (NYSE: HZO). Specifically, from 2003 to 2008, he served as Vice President, and from 2000 to 2008, he served as a Regional President, overseeing MarineMax’s operations in Georgia, North and South Carolina, Texas and California. Prior to serving as Regional President, Mr. Aisquith held a variety of management and sales positions at MarineMax. Before joining MarineMax in June of 1985, Mr. Aisquith worked for ten years in the auto industry. Our board of directors (the “Board of Directors”) believes Mr. Aisquith’s extensive industry experience and his familiarity with the Company qualify him to serve as a director.

Jack Ezzell has served as our Chief Financial Officer since April 2019 and as the Chief Financial Officer of OneWater LLC since 2017. Mr. Ezzell has over 25 years of accounting and finance experience, with over 18 years of experience in the boating industry specifically. Immediately prior to beginning his tenure as Chief Financial Officer of OneWater LLC, Mr. Ezzell was a General Manager at MarineMax (NYSE: HZO), where he oversaw all dealership operations at MarineMax’s Clearwater and St. Petersburg, Florida locations. From 2010 to 2015, Mr. Ezzell served as Chief Accounting Officer of Masonite International Corporation (NYSE: DOOR), and from 1998 to 2010, he served as the Controller and as the Chief Accounting Officer at MarineMax. Prior to joining MarineMax, Mr. Ezzell began his career as an auditor for Arthur Andersen. Mr. Ezzell is a Certified Public Accountant and obtained his Bachelor of Science in Accounting from Western Carolina University.

Non-Employee Directors

Mitchell W. Legler has served on our Board of Directors since the closing of our IPO in February 2020 and served as Chairman of the Board of Managers of OneWater LLC from 2015 until the Reorganization. Mr. Legler is a business lawyer representing clients in corporate, commercial, and real estate law, and is a majority shareholder of the law firm Kirschner & Legler, P.A. Mr. Legler was a director of IMC Mortgage Company and Stein Mart, Inc. (NASDAQ: SMRT) (“Stein Mart”), both public companies, and served as general counsel to Stein Mart until his retirement in 2019. Mr. Legler has served as Director to a number of private companies in the healthcare, software development, international transportation, automotive retail, and real estate development fields. Mr. Legler received a B.A. with honors in Political Science from the University of North Carolina and a J.D. from the University of Virginia. Our Board of Directors believes Mr. Legler is qualified to serve on our Board of Directors because of his public company experience and his general legal expertise.

Bari A. Harlam was appointed to our Board of Directors on May 12, 2020. Ms. Harlam is a business leader, marketer, educator and author. From April 2018 to March 2020, Ms. Harlam has served as, Chief Marketing Officer North America at Hudson’s Bay Company (TSX: HBC). She has also served on the Board of Directors of Eastern Bankshares, Inc. (NASDAQ: EBC) since February 2014, of Aterian, Inc. (NASDAQ: ATER) since February 2020, of Rite Aid Corporation (NYSE: RAD) since September 2020, and of Champion Petfoods, LP since March 2020. Prior to her time at Hudson’s Bay Company, she was EVP, Membership, Marketing & Analytics at BJ’s Wholesale Club (NYSE: BJ) from July 2012 to December 2016. Before joining BJ’s Wholesale Club, she served as Chief Marketing Officer at Swipely, now called Upserve, from August 2011 to July 2012 and prior to that, she served as SVP, Marketing at CVS Health (NYSE: CVS) from 2000 to August 2011. Early in her career, she was a Professor at Columbia University from July 1989 to July 1992 and The University of Rhode Island from July 1992 to July 2000. In addition, she was an Adjunct Professor at The Wharton School at The University of Pennsylvania from January 2015 to May 2018. She received a Bachelor of Science in Marketing and Decision Sciences, a Master of Science in Econometrics and a Ph.D. in Marketing from The University of Pennsylvania, The Wharton School. Our Board of Directors believes that Ms. Harlam is qualified to serve on our Board of Directors because of her extensive business and marketing experience as well as her prior board experience.

Christopher W. Bodine has served on our Board of Directors since the closing of our IPO. Mr. Bodine retired as President, Health Care Services at CVS Caremark Corporation (NYSE: CVS) (“CVS Caremark”) after 24 years with CVS Caremark in 2009. During his tenure as President, Mr. Bodine was responsible for Strategy, Business Development, Trade Relations, Sales and Account Management, Pharmacy Merchandising, Marketing, Information Technology, and Minute Clinic. Mr. Bodine was formerly a Director at Allergan plc (NYSE: AGN) and is currently a Director at ContinuumRX Services, Inc. Mr. Bodine is also a Venture Partner at NewSpring Capital. Prior to these positions, he was a director at Fred’s, Inc. (NASDAQ: FRED) and Nash-Finch Company. Mr. Bodine formerly served as a Trustee for Bryant University and is active with the Juvenile Diabetes Research Foundation and the American Heart Association. Mr. Bodine attended Troy State University and received an Honorary Doctorate Degree in Business Administration from Johnson & Wales University. Our Board of Directors believes Mr. Bodine is qualified to serve on our Board of Directors because of his prior leadership experience and his public company experience.

Jeffrey B. Lamkin has served on our Board of Directors since the closing of our IPO and served on the Board of Managers and on the Compensation Committee of OneWater LLC (including its predecessor entity, Singleton Marine) from 2012 until the Reorganization. Mr. Lamkin currently serves as the Chief Executive Officer of Sea Oats Group, a family office focused on luxury lifestyle businesses, and has served in this capacity since 2001. In addition to his role at Sea Oats Group, he serves as the Chief Executive Officer of Cinnamon Shore, a beach town development in Texas, and he is involved with the development of Lively Beach, a beach town development in Texas. Prior to his positions with Sea Oats Group and Cinnamon Shore, Mr. Lamkin spent approximately 16 years in the advertising and marketing industry, specializing in non-traditional media solutions, where he advised many Fortune 100 companies on marketing investments. Mr. Lamkin received a Bachelor of Science with a concentration in Management and a minor in Economics from Towson State University. Our Board of Directors believes Mr. Lamkin is qualified to serve on our Board of Directors because of his extensive business experience and his familiarity with OneWater LLC.

John F. Schraudenbach has served on our Board of Directors since the closing of our IPO. Mr. Schraudenbach is a partner with The Goodwin Group, an executive retained search firm. Prior to joining Goodwin, Mr. Schraudenbach held various positions at Ernst & Young for 37 years until his retirement in June 2019. He served as the Americas Senior Client Service Partner at Ernst & Young beginning in 2014, where he established structure and policies for Ernst & Young’s Americas Assurance practice. Prior to this, Mr. Schraudenbach was the Managing Partner of Business Development for the Southeast U.S. Region and an Audit Partner. Mr. Schraudenbach serves on the University of Georgia Foundation Board as well as various other civic organizations. Mr. Schraudenbach received both a Bachelor and Masters of Accounting from the University of Georgia. He was a Certified Public Accountant. Our Board of Directors believes Mr. Schraudenbach is qualified to serve on our Board of Directors because of his substantial financial and audit expertise.

John G. Troiano has served on our Board of Directors since the closing of our IPO and served on the Board of Managers and as Chairman of the Compensation Committee of OneWater LLC from October 2016 until the Reorganization. Mr. Troiano is the Managing Partner and CEO of The Beekman Group, which he co-founded in 2004. Mr. Troiano spent two years at the mergers and acquisitions boutique firm Gleacher & Company, Inc. before joining Onex Corporation (TSX: ONEX) in 1996, where he became a Managing Director in Onex Corporation’s New York office in 1999. Mr. Troiano serves on the Board and is a Chairman of numerous Beekman portfolio companies. Mr. Troiano is on the board of two academic institutions and is involved with various charitable organizations. Mr. Troiano graduated summa cum laude with a B.S. in Economics from The Wharton School of The University of Pennsylvania with concentrations in Finance and Accounting. Mr. Troiano then earned an M.B.A. from Harvard Business School. Our Board of Directors believes Mr. Troiano is qualified to serve on our Board of Directors because of his financial expertise and prior professional experience.

Keith R. Style has served on our Board of Directors since the closing of our IPO and served on the Board of Managers of OneWater LLC from 2015 until the Reorganization. Mr. Style has over 20 years of finance and accounting experience and is a Managing Director at The Presidio Group, a leading merchant bank and investment banking advisor in the retail automotive sector. From March 2017 to February 2018, Mr. Style served as interim Chief Financial Officer of OneWater LLC. Prior to OneWater LLC, Mr. Style served as the Senior Vice President and Chief Financial Officer of Asbury Automotive Group, Inc. (NYSE: ABG) (“Asbury”), a Fortune 500 company and one of the largest automotive retailers in the United States. After joining Asbury in 2003, Mr. Style held various roles in SEC Reporting, Treasury, Compliance, Investor Relations, Risk Management, Dealership Services and Process Innovation. Prior to joining Asbury, Mr. Style served in several finance and accounting positions at Sirius Satellite Radio, Inc. (NASDAQ: SIRI). Mr. Style holds a B.A. in Economics and Business from Lafayette College. Our Board of Directors believes that Mr. Style is qualified to serve on our Board of Directors because of his industry and public company experience, as well as his financial and leadership background.

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

•
OneWater Inc. is a holding company. OneWater Inc.’s only material asset is its equity interest in OneWater LLC, and OneWater Inc. will accordingly be dependent upon distributions from OneWater LLC to pay taxes, make payments under the Tax Receivable Agreement (as defined below) and cover OneWater Inc.’s corporate and other overhead expenses.

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

Risks Related to Our Industry and Competition

Our success depends to a significant extent on our manufacturers, and the loss of certain manufacturers could have an adverse effect on our business, financial condition, and results of operations.

We depend on our manufacturers for the sale of new boats. Sales of new boats from our top ten brands represents approximately 42.9%, 41.1% and 40.4% of total sales for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, making them major suppliers of our company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 17.0%, 17.0% and 15.9% of our consolidated revenue for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Any adverse change in the reputation, product development efforts, technological advancement, expansion of manufacturing capabilities, supply chain and third-party suppliers and financial condition of our manufacturers and their respective brands, would have a substantial adverse impact on our business. Any difficulties encountered by our manufacturers resulting from economic, financial, or other factors could also adversely affect the quality and amount of new boats and products that they are able to supply to us and the services and support they provide to us.

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

Our business, as well as the entire retail marine industry, is highly seasonal, with seasonality varying in different geographic markets.

Over the three-year period ended September 30, 2021, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 16%, 23%, 36% and 25%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our stores in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. We also have various stores in the Northeast and Midwest region of the United States, which typically experience colder temperatures in the winter months. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, our operations could be substantially more seasonal if we acquire additional dealer groups that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months. Additionally, due to the COVID-19 pandemic, our seasonal trends may also change as a result of, among other things, store closures, disruptions to the supply chain and inventory availability, manufacturer delays, and cancellation of boat shows.

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

We compete primarily with local marine retailers who own three or fewer stores, as well as with a limited number of larger operators, including MarineMax and Bass Pro Shops. Additionally, with respect to sales of marine parts, accessories, and equipment, we also compete with national specialty marine parts and accessory stores, online catalog retailers, sporting goods stores, and mass merchants. Competition within the retail marine industry is generally based on the quality and variety of available products, the price and value of the products, and attention to customer service. There is significant competition both within markets we currently serve and in new markets that we may enter. We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market. In addition, several of our competitors, especially those selling marine equipment and accessories, are large national or regional chains that have substantial financial, marketing, and other resources. Private sales of pre-owned boats represent an additional source of competition.

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

Due to various matters, including environmental concerns, permitting and zoning requirements, and competition for waterfront real estate, some markets in the United States have experienced an increased waiting list for marina and storage availability. In general, the markets in which we currently operate are not experiencing any unusual difficulties. However, marine retail activity could be adversely affected in markets that do not have sufficient marina and storage availability to satisfy demand.

Risks Related to Our Acquisition and Growth Strategies

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

Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 50 additional stores through 21 acquisitions. Additionally, we actively evaluate and pursue acquisitions on an ongoing basis, and our pipeline of potential acquisitions over the next 12 months currently includes four to six dealer groups. Each acquired dealer group operated independently prior to our acquisition. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealer groups, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our stores. We may not be able to oversee the combined entity efficiently, realize anticipated synergies or effectively implement our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to successfully pursue our acquisition strategies or effectively operate the combined entity could have a material adverse effect on our rate of growth and operating performance.

Unforeseen expenses, difficulties and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

Our growth strategy of acquiring additional marine retailers involves significant risks. This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses (including potential environmental legacy liabilities due to spills or other releases of regulated substances on or under real properties or resulting from a failure to comply with laws and regulations), difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in expected returns required by our acquisition criteria to be in the best interest of stockholders or bondholders. Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive dealer groups that best align with our culture and focus on customer service. In addition, we may encounter difficulties in integrating the operations of acquired dealer groups with our own operations, in retaining employees, in retaining and maintaining relationships with customers, suppliers or other business contacts, and in managing acquired dealer groups profitably without substantial costs, delays or other operational or financial problems. As part of our growth strategy, we generally retain existing key staff, including senior management, when we complete an acquisition. There can be no assurance that we will be able to retain dealer groups’ key staff, including senior management, when we complete an acquisition in the future and failure to do so could adversely affect our businesses.

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

As a part of our acquisition strategy, we frequently engage in discussions with various marine retail groups regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer group for a designated price during a specific time period, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

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

With our growth and diversification strategy into marine related parts and accessories with the acquisitions of T-H Marine and PartsVu, we now import, assemble and manufacturer marine parts and accessories, which could expose us to potential increased costs and certain additional risks.

In calendar 2021, we completed our acquisitions of T-H Marine and PartsVu. The acquisitions expanded our business to include the import, assembly, manufacture and sale of marine parts and accessories. We may invest considerable resources to develop, import, warehouse and distribute new and existing products, and there is no assurance that they will be successful. Consequently, we might curtail or abandon them at any time, which could result in asset impairments and inventory write-downs.

Factors that could cause us to curtail or abandon one of such products include unexpected or increased costs or delays in development, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands, preferences and shopping patterns regarding boat parts and accessories, or a determination that consumer demand no longer supports the product. Additional risks relating to such product offerings include product liability and product recalls for which we do not have third-party indemnification and contractual rights or remedies; increasing costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.

Risks Related to Our Operations

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

OneWater LLC and certain of its subsidiaries are parties to the Inventory Financing Facility, which consists of uncommitted inventory floorplan financing of up to $392.5 million as of September 30, 2021. The Inventory Financing Facility has a maturity date of January 1, 2022, which we are actively seeking to extend. Failure to extend or source alternative financing arrangements could adversely impact our business. As of September 30, 2021 and 2020, we had an aggregate of $114.2 million and $124.0 million, respectively, outstanding under the Inventory Financing Facility. We rely on the Inventory Financing Facility to purchase and maintain our inventory of boats. The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the Credit Facility.

Effective July 22, 2020, we entered into the Credit Agreement (the “Credit Facility” and together with the Inventory Financing Facility, the “Credit Facilities”) with Truist Bank as administrative agent, collateral agent, swingline lender and issuing bank, SunTrust Robinson Humphrey, Inc. and Synovus Bank as joint lead arrangers and joint bookrunners, Synovus Bank as documentation agent, and the lenders from time to time party thereto. The Credit Facility provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan, which was advanced in full on July 22, 2020. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on July 22, 2025. On February 2, 2021, we entered into the Incremental Amendment No. 1 (the “First Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan (the “Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $30.0 million, which was added to, and constitutes a part of, the existing $80.0 million term loan. As provided for by the First Incremental Amendment, the proceeds of the Incremental Term Loan were used to pay off the balance of the revolving credit facility, under which an aggregate of $30.0 million was outstanding as of February 1, 2021. On November 30, 2021, we entered into the Incremental Amendment No. 2 (the “Second Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan (the “Second Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $200.0 million, which will be added to, and constitute a part of, the existing $110.0 million term loan. The Second Incremental Term Loan is on the same terms (including interest rates, but excluding upfront fees, original issue discount and other similar amounts) applicable to the existing term loan under the Credit Facility and the other loan documents. As provide for by the Second Incremental Amendment, the proceeds of the Second Incremental Term Loan were used to finance the Company’s acquisition of T-H Marine. The maturity date for the Second Incremental Term Loan is the earlier of (i) July 22, 2025 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the Credit Facility. The Second Incremental Amendment further provides for a $20.0 million increase in the existing revolving commitment (the “Incremental Revolving Increase”), which was added to, and constitutes a part of, the existing $30.0 million revolving commitment. The Incremental Revolving Increase constitutes a single class of revolving commitments with the existing revolving commitment. The Incremental Revolving Increase is secured by identical collateral and guaranties on identical terms as the existing revolving commitment. The maturity date for the Incremental Revolving Increase is the earlier of (i) July 22, 2025 and (ii) the date on which the Revolving Commitments (as defined in the Credit Facility) are terminated pursuant to the terms of the Credit Facility.

As of September 30, 2021, we had $105.9 million outstanding under the loan and no amount outstanding under the revolving line of credit.

Our ability to borrow under the Credit Facilities depends on our ability to continue to satisfy our covenants and other obligations under the Credit Facilities. In particular, our ability to borrow under our Inventory Financing Facility depends on the ability of our manufacturers to be approved vendors under our Inventory Financing Facility. The aging of our inventory limits our borrowing capacity as defined curtailments under the Inventory Financing Facility reduce the allowable advance rate as our inventory ages. Depressed economic conditions, as a result of COVID-19 or otherwise, weak consumer spending, turmoil in the credit markets and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Credit Facilities to fund our operations. Accordingly, under such circumstances, it may be necessary for us to close stores, further reduce our expense structure, liquidate inventory below cost to free up capital, or modify the covenants with our lenders. Any inability to utilize the Credit Facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Credit Facilities or replace or supplement the Credit Facilities, which may not be possible at all or under commercially reasonable terms. As of September 30, 2021, we were in compliance with all of the covenants under our Credit Facilities and our additional available borrowings under the Credit Facilities were approximately $312.4 million in the aggregate based upon the outstanding borrowings and maximum facility amounts.

Additionally, the replacement of LIBOR could materially adversely affect our revenue or expenses and the value of those assets or obligations. LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks and the Alternative Reference Rate Committee (“ARRC”) selected, and the Federal Reserve Bank of New York in May 2018 started to publish, the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market.

As a result and with the expectation that the publication of LIBOR will cease by the end of 2021, the Inventory Financing Facility was amended via the Third Amendment such that, effective as of October 1, 2021, the interest rate applied to the loans provided pursuant to the Inventory Financing Facility will no longer be calculated using LIBOR but instead calculated using SOFR (as further described in the Third Amendment). SOFR will fluctuate with changing market conditions and, as SOFR increases, our interest expense will mechanically increase. The market transition away from LIBOR to an alternative reference rate, including the conversion of our LIBOR-based loans to SOFR, is complex and could have a range of material adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid, and the expenses associated with, our obligations, loans and other financial instruments tied to LIBOR rates, due to the significant differences between LIBOR and SOFR;

•	result in disputes, litigation, or other actions with counterparties regarding the interpretation and enforceability of certain fallback language contained in the Inventory Financing Facility; and/or

•	require the transition to or development of appropriate systems to effectively transition from LIBOR-based loans to those based on SOFR or another applicable alternative pricing benchmark.

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

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates. Such interest rates are driven by the policies of the Federal Reserve System. Although interest rates generally increased in 2018 and decreased in 2019 and 2020, and have remained low in 2021 (to date), there can be no assurance as to what actions the Federal Reserve System will take in the future. Any change in interest rates or the market expectation of such change may result in significantly higher long-term interest rates.

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

Our success depends upon our ability to procure sufficient inventory for our needs and to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. Our products appeal to consumers across a number of states who are, or could become, boat owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. For example, the impact of COVID-19 on our suppliers and the recent increase in demand for marine retail products has led to industry-wide supply chain constraints. We have experienced inventory shortages in new and pre-owned boats in fiscal year 2021, and it is possible that further shortages could occur. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order product several months in advance, although such orders are not binding until the merchandise is delivered to our stores. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of product to satisfy consumer demand or sales orders or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our ability to attract and retain customers.

Our future success depends in large part upon our ability to attract and retain customers for our boat sales, repair and maintenance services, parts and accessories and F&I products. The extent to which we achieve growth in our customer base and retain existing customers materially influences our profitability. Any number of factors could affect our ability to grow and maintain our customer base. These factors include consumer preferences, the frequency with which customers utilize our products, repair and maintenance services and F&I products, general economic conditions, our ability to maintain our store locations, weather conditions, the availability of alternative services, protection plans, products and resources, significant increases in gasoline prices, the disposable income of consumers available for discretionary expenditures and the external perception of our brands. Any significant decline in our customer base, or the usage of our services, protection plans or products by our customers could have a material adverse effect on our business, financial condition and results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) established a consumer financial protection bureau with broad regulatory powers. Although boat dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of boat dealers through its regulation of other financial institutions which provide such financing to our customers.

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

We have established online marketplaces and a failure in such online operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.

Consumers are increasingly embracing shopping online and through mobile commerce applications. However, consumer preferences and e-commerce buying trends could change, and we may be vulnerable to additional risks and uncertainties associated with online sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Online marketplaces may also increase our access to sensitive, confidential or personal data or information that is subject to data privacy and information security laws and regulations. Our failure to successfully respond to these risks and uncertainties could reduce our online sales, increase our costs, diminish our growth prospects and damage our brands, and subject us to regulatory fines or investigations, which could negatively impact our results of operations and stock price. In addition, there is no guarantee that we will be able to successfully expand our online platforms. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which could place us at a competitive disadvantage. If we are unable to expand our online platforms, our growth plans could suffer, and the price of our common stock could decline.

We may be unable to enforce our intellectual property rights and we may be accused of infringing the intellectual property rights of third parties, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on a number of trade names with respect to the dealer groups that we have acquired, which we do not re-brand under our “OneWater” mark. If any of our or the dealer groups’ current trade names or any trademarks that we or they may own in the future become generic or if third parties adopt marks similar to such marks, our ability to differentiate our dealer groups may be adversely affected, we could lose brand recognition and be forced to devote additional resources to advertising and marketing for our dealer groups. From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful.

Competitors or other third parties also may claim that we are infringing upon, misappropriating or otherwise violating their intellectual property rights. Litigation related to such claims, whether or not meritorious, may result in injunctions against us or the payment of damages. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have a material adverse effect on our business, results of operations and financial condition.

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

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2021, we have approximately $67.1 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

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

Our same-store sales may vary from quarter to quarter. A number of factors have historically affected, and will continue to affect, our same-store sales results, including:

•	changes or anticipated changes to regulations related to some of the products we sell;

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to local and regional trends and customer preferences;

•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

•	competition in the regional market of a store;

•	atypical weather patterns;

•	changes in our product availability and mix;

•	changes in sales of services; and

•	changes in pricing and average unit sales.

An unanticipated decline in revenues or same-store sales may cause the price of our Class A common stock to fluctuate significantly.

We primarily lease our stores. If we are unable to maintain those leases or locate alternative sites for our stores in our target markets and on terms that are acceptable to us, our revenues and profitability could be adversely affected.

We currently lease 68 of the real properties where we have retail operations. Most stores operate under long-term leases with an initial term of at least 10 years and one or more renewal options for an additional 5 to 10 years. Additionally, we have entered into dealership leases with certain related parties for which we incurred $2.3 million in lease expense in the fiscal year ended September 30, 2021. There can be no assurance that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Environmental and Geographic Factors

Climatic events may adversely impact our operations, disrupt the business of our third party vendors on whom we rely upon for products and services, and may not be adequately covered by our insurance.

Climatic events in the areas where we operate can cause disruptions and in some cases delays or suspensions in our operations that may adversely impact our business. For example, the physical effects of unseasonably wet weather, extended periods of below freezing weather, tropical storms, hurricanes or other natural disasters occurring on land or in the Gulf of Mexico or Atlantic Ocean may force boating areas to close or render boating dangerous or inconvenient, which could result in curtailment of customer demand for our products and services. Similarly, drought conditions arising from minimal or reduced rainfall events may have a similar effect in respect of the availability of boating areas or usable dock space, and result in reduced interest in boating activities. One or more of these climatic events may result in physical damage to, or closure of, one or more of our facilities, inadequate work force in our markets, and disruption or reduction in the availability of products at our stores. Concerns regarding global changes in climate could also adversely affect the levels of boat purchases. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Many of our stores sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use.

In addition, the physical effects of climatic events, including wintry conditions, tropical storms or hurricanes, tornadoes, fires, floods and other natural disasters could result in the disruption of our operations and/or third party supply chain vendors on whom we rely upon for products and services, including boat deliveries from manufacturers, or damage to our boat inventories and facilities as has been the case when the Southeast and Gulf Coast regions and other markets have been affected by hurricanes. Such disruptions in our supply chain could damage our on-site inventory at our stores or cause serious limitations or delays in the operations of our stores. We maintain hurricane and casualty insurance, subject to deductibles. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such climatic conditions, and not all such effects can be predicted, eliminated or insured against. Accordingly, while we traditionally maintain property and casualty insurance coverage for damage caused by climatic events such as severe weather or other natural disasters, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result thereof.

A significant amount of our boat sales are from the Southeast and Gulf Coast regions.

Economic conditions, weather and environmental conditions, competition, market conditions and any other adverse conditions impacting the Southeast and Gulf Coast regions of the United States, in which we generated approximately 80%, 75% and 75% of our revenue during fiscal years 2021, 2020 and 2019, respectively, could have a major impact on our operations.

Environmental and other regulatory issues may impact our operations.

Our operations are subject to stringent federal, state and local laws and regulations governing such matters as finance and insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, releases, discharges and emissions or other releases into the environment and environmental protection, human health and safety, and employment practices, including wage and hour and anti-discrimination legal requirements. These laws and regulations affect many aspects of our operations, such as requiring the acquisition and renewal of permits, licenses and other governmental approvals to conduct regulated activities, including the retail sale of recreational boats, restricting the manner in which we use, handle, store, recycle, transport and dispose of our discarded substances and wastes, responding to and performing investigatory, remedial and corrective actions with respect to any discharges and emissions or other release of regulated substances, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific human health and safety criteria addressing worker protection, and imposing liabilities for failure to comply with applicable environmental or other legal requirements, pollution incidents or inappropriate payment or treatment of our workers with respect to our operations. The failure to satisfy those and other legal requirements could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure to comply with those and other legal requirements, or with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of sanctions including monetary penalties, changes to our processes, or a delay, suspension or cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

As with companies in the marine retail industry generally, and parts and service operations in particular, our business involves the use, handling, storage, transportation and contracting for recycling or disposal of waste materials, including hazardous or toxic substances and wastes as well as environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Laws and regulations regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Additionally, certain of our stores and/or repair facilities utilize USTs and ASTs, primarily for storing and dispensing petroleum-based products. Storage tanks in the United States are generally subject to financial responsibility requirements and testing, containment, upgrading and removal requirements under the RCRA, and its state law counterparts, as well as federal, state and local legal standards relating to investigation and remediation of contaminated soils, surface water and groundwater resulting from leaking tanks and associated inground lifts. We also may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated tanks migrates onto the property of others.

Certain of our stores and/or repair facility properties have been operated in the past by third parties whose use, handling and disposal of petroleum-based products or wastes were not under our control. We are subject to regulation by federal, state, and local authorities establishing investigatory, remedial, human health and environmental quality standards and imposing liability related thereto, which liabilities may include sanctions, including monetary penalties for violations of those standards.

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

In the United States, no comprehensive federal climate change legislation has been implemented. With the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from specified sources in the United States, implement standards reducing emissions of methane, a form of GHG, from specified oil and gas sectors, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States.  While these rules largely do not directly impact our operations, they do represent a concerted effort at the federal level to reduce emissions of GHGs in an effort to mitigate adverse effects associated with climate change. Under the Biden Administration, it is anticipated that efforts by the EPA or other federal agencies to restrict GHG emissions will continue. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at the 26th Conference to the Parties (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030. As a result, there exists the possibility of executive orders being issued or federal legislation or regulatory initiatives being adopted that could result in further restrictions on fossil fuels and have a further indirect adverse effect on the demand for our and the retail recreational boat industry products.

Litigation risks, including lawsuits against fossil-fuel energy companies arising from the production and use of fossil fuels that contribute to global warming effects, such as rising sea levels, erosion and damage to existing physical infrastructure, and financial risks for such entities as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors further exacerbate the potential for these indirect adverse effects. Moreover, the increased competitiveness of alternative “clean” energy sources such as wind and solar photovoltaic could also reduce demand for fossil fuels and therefore for our boating products, which would lead to a reduction in our revenues. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various suballiances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050.

There is also the possibility that financial institutions will be required to adopt policies that limit funding for companies  producing, developing or bolstering the use of fossil fuels.  Increasing attention to climate change, investor and societal expectations regarding voluntary Environmental, Social and Governance (“ESG”) disclosures and consumer demand for alternative forms of energy may result in demand shifts for fossil-fuel products and additional governmental investigations and private litigation against such companies.  While we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.  Moreover, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other, non-fossil fuel markets, which could have a negative impact on our access to and costs of capital.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are required to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of The Nasdaq Stock Market (“Nasdaq”), with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board of Directors and management and significantly increases our costs and expenses. We are required to:

•	maintain a comprehensive compliance function;

•	comply with rules promulgated by Nasdaq;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	accurately implement and interpret U.S. generally accepted accounting principles (“GAAP”);

•	comply with certain internal policies, such as those relating to insider trading; and

•	involve and retain to a greater degree outside counsel and accountants in the above activities.

As a public company, we are also required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. However, as of September 30, 2021, we ceased to qualify as an emerging growth company. Accordingly, commencing with this Annual Report on Form 10-K, we are required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result of being a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. We continue to take additional steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process or we are unable to comply with the requirements of Section 404 in a timely manner, we may be unable to conclude that our internal controls are effective. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Controls and Procedures.”

Additionally, we ceased to qualify as an emerging growth company as of September 30, 2021. As a result, our independent registered public accounting firm is required to express an opinion on the effectiveness of our internal controls. If in the future we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline. We cannot assure you that there will not be material weaknesses or significant deficiencies in our disclosure controls or our internal controls over financial reporting in the future.

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

The following factors could affect our stock price:

•	quarterly variations in our financial and operating results;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by our competitors or suppliers;

•	changes in revenue, same-store sales or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•	the failure of our operating results to meet the expectations of equity research analysts and investors;

•	speculation in the press or investment community;

•	the failure of research analysts to continue to cover our Class A common stock;

•	sales of our Class A common stock by us or other stockholders, or the perception that such sales may occur;

•	changes in accounting principles, policies, guidance, interpretations or standards;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions, including fluctuations in commodity prices;

•	the publication of boating industry sales data or new boat registration data;

•	domestic and international economic, legal and regulatory factors unrelated to our performance; and

•	the realization of any risks described under this “Risk Factors” section.

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

While the Board of Directors declared a one-time special cash dividend of $1.80 per share on June 17, 2021, we do not intend to pay cash dividends on our Class A common stock, and our Credit Facilities place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

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

We may sell additional shares of Class A common stock in subsequent public offerings. We may also issue additional shares of Class A common stock or convertible securities. We have 13,463,124 outstanding shares of Class A common stock and 1,819,112 outstanding shares of Class B common stock as of December 3, 2021. Certain OneWater Unit Holders are party to a registration rights agreement (the “Registration Rights Agreement”), which requires us to effect the registration of any shares of Class A common stock that they receive in exchange for their OneWater LLC Units in certain circumstances.

On February 11, 2020, we filed a registration statement with the SEC on Form S-8 providing for the registration of 1,600,533 shares of our Class A common stock issued or reserved for issuance under our long term incentive plan (the “LTIP”). On May 7, 2021, we filed a registration statement with the SEC on Form S-8 providing for the registration of (i) an additional 46,750 shares of Class A common stock that may be delivered with respect to awards under the LTIP pursuant to an “evergreen” provision contained in the LTIP and (ii) an indeterminate amount of interests to be offered or sold pursuant to the OneWater Marine Inc. 2021 Employee Stock Purchase Plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144, shares registered under each of the registration statements on Form S-8 may be made available for resale immediately in the public market without restriction.

On September 7, 2021, we filed a registration statement with the SEC on Form S-3 providing for the registration of (i) an indeterminate number of shares of Class A common stock to be offered, on a primary basis, at indeterminate prices with an aggregate initial offering price not to exceed $250,000,000 and (ii) 375,000 shares of Class A common stock that may be sold in one or more secondary offerings by the selling stockholders named therein.

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

If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the date hereof, and taking into account any redemptions that occur prior thereto, the estimated early termination payment would, in the aggregate, be approximately $50.2 million (calculated using a discount rate equal to one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $56.5 million calculated based on certain assumptions, including but not limited to a $40.21 per share price, an estimated blended statutory U.S. federal, state and local corporate income tax rate of 24.5%, no material change in U.S. federal income tax law, and that OneWater Inc. will have sufficient taxable income to utilize such estimated tax benefits). The foregoing number is merely an estimate and the actual payment could differ materially. In the event that OneWater Inc.’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, OneWater Inc. may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to OneWater Inc.’s breach, and we do not currently expect that OneWater Inc. would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that OneWater Inc. will be able to meet its obligations under the Tax Receivable Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Form 10-K.

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

General economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit, fuel prices, levels of discretionary personal income, interest rates, periods of economic or political instability, public health crises, and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce or defer consumer spending in the markets we serve and adversely affect our business. Consumer spending, including that of high net worth individuals, on discretionary goods may also decline as a result of political uncertainty and instability, even if prevailing economic conditions are generally favorable. Economic conditions in areas in which we operate stores, particularly the Southeast and Gulf Coast regions in which we generated approximately 80%, 75% and 75% of our revenue during fiscal years 2021, 2020 and 2019, respectively, could have a major impact on our operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, wintry conditions or other storms, environmental conditions and specific events, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of discretionary goods. Consumer spending on discretionary goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Our business was significantly impacted during the recessionary period that began in 2007, and this period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain stores and reduced headcount. Although we have expanded our operations and increased our focus on pre-owned sales, parts and repair services and F&I products, during periods of stagnant or modestly declining industry trends, the cyclical nature of the retail marine industry or the lack of industry growth could lead to oversupply and weak demand, which could materially adversely affect our business, financial condition or results of operations in the future. Any period of adverse economic conditions or low consumer confidence could have a negative effect on our business.

The ongoing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

Our business could be materially adversely affected by the widespread outbreak of a contagious disease, including the recent COVID-19 pandemic. COVID-19 has spread in many of the geographic areas in which we operate. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. These measures have affected our ability to sell and service boats, required us to temporarily close or partially close certain locations and may require additional closures in the future. Organizations and individuals are also taking additional steps to avoid or reduce infection, including limiting travel, staying home, working from home and limiting participation in certain activities.

We continue to monitor federal, state and local government recommendations and have made modifications to our normal operations as a result of COVID-19. If the negative economic effects of COVID-19 continue for a prolonged period of time, it could lead to a reduction in demand for our products, which would adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of the pandemic, may also adversely affect our ability to access capital and additional liquidity. The COVID-19 pandemic has led to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers, and labor shortages. There have been industry-wide supply chain constraints due to the COVID-19 pandemic and increased sales generally across the industry. To date, we have experienced shortages of inventory, and we believe such shortages resulted in a reduction in our revenues for fiscal year 2021. Such shortages could continue to adversely impact our revenues for future periods. It is possible that such shortages could become more severe as a result of the COVID-19 pandemic and its effects on, among other things, supply chains, operations and consumer demand. These measures are disrupting normal business operations and may have, significant negative impacts on our business in the future. While we are implementing changes to mitigate the impact of COVID-19 on our business, it is not possible, at this time, to estimate the entirety of the effect that COVID-19 will have on our business, customers, suppliers or other business partners.

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and data. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event.

Our business is dependent upon the efficient operation of our information systems. The systems facilitate the interchange of information and enhance cross-selling opportunities throughout our company. The systems integrate each level of operations on a company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, marketing and sales management. The information systems also prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.

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

We may also have access to sensitive, confidential or personal data or information that is subject to data privacy and information security laws and regulations. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, ransomware theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, inability to use our systems, and other unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to protect such sensitive, confidential or personal data. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our systems.

Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of security breaches or other cyber-related attack. It is possible that we might not be aware of a successful cyber-related attack on our systems until well after the incident. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action, and could adversely affect our business, financial condition and results of operations. Depending on the nature of the information compromised, we may have obligations to notify customers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident.

Additionally, in response to the COVID-19 pandemic, we instituted certain remote work policies. This transition to remote working has increased our vulnerability to risks related to our computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks. Controls employed by our information technology department and our customers and third-party service providers could prove inadequate.

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

Our corporate headquarters which we lease, is located at 6275 Lanier Islands Parkway, Buford, Georgia 30518. Additionally, we own or lease the following material retail facilities as of September 30, 2021:

Store Location & Dealer Group	Stores Leased	Stores Owned
Alabama
Legendary Marine	1	—
Rambo Marine	2	—
Singleton Marine	3	1
Sunrise Marine	1	—
Florida
Caribee Boat	1	—
Central Marine	3	—
Legendary Marine	3	—
Marina Mike’s	1	—
Ocean Blue Yacht Sales	3	—
OneWater Yacht Group	4	—
Roscioli Yachting Center	—	1
Sundance Marine	4	—
Sunrise Marine	2	—
Tom George Yacht Group	2	—
Walker’s Marine	6	—
Georgia
American Boat Brokers	1	—
Singleton Marine	7	—
Kentucky
Lookout Marine	2	—
Massachusetts
Bosuns Marine	2	—
Maryland
Bosuns Marine	1
OneWater Yacht Group	1	—
North Carolina
OneWater Yacht Group	1	—
New Jersey
OneWater Yacht Group	1	—
Stone Harbor Marina	1	—
Ohio
South Shore Marine	1	—
Spend-A-Day Marina	2	—
South Carolina
Captain’s Choice Marine	2	—
Singleton Marine	2	—
Texas
Phil Dill Boats	1	—
Slalom Shop	2	—
SMG Boats	2	—
Texas Marine	3	—

We believe that our facilities are adequate for our current operations.

Item 3.	Legal Proceedings.

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

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “ONEW.” As of December 3, 2021, there were 13,463,124 shares of Class A common stock and 1,819,112 shares of Class B common stock outstanding. There is no market for our Class B common stock. Each share of Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the shareholders generally.

Holders of Record

As of December 3, 2021, there were 10 and 8 stockholders of record of our Class A common stock and Class B common stock, respectively. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since February 7, 2020, which is the date our shares began trading, through September 30, 2021, to two indices: the Russell 2000 Index and the Nasdaq Retail Trade Index. The graph assumes an initial investment of $100 on February 7, 2020, in our Class A common stock, the stocks comprising the Russell 2000 Index, and the stocks comprising the Nasdaq Retail Trade Index. The calculations of cumulative shareholder return on our Class A common stock, the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 (Securities Act), as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	2/7/20	9/30/20	9/30/21

OneWater Marine Inc.	100.00	135.34	277.33
Russell 2000	100.00	94.34	139.32
NASDAQ Retail Trade	100.00	148.54	161.55

Dividends

On June 17, 2021, our board of directors declared a one-time special cash dividend of $1.80 per share. The cash dividend of approximately $27.1 million was paid on July 19, 2021 to holders of Class A common stock and OneWater Unit Holders. Additionally, a $1.0 million cash dividend for restricted stock unit holders will be paid to holders upon vesting of the awards.

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, under our Credit Facilities, Opco is restricted from paying cash dividends, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay cash dividends on our Class A common stock. Our ability to pay cash dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities that we or our subsidiaries may issue. See “Risk Factors—Risks Related to Our Class A Common Stock— While our Board of Directors declared a one-time special cash dividend of $1.80 per share on June 17, 2021, we do not intend to pay cash dividends on our Class A common stock, and our Credit Facilities place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.”

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

 On September 1, 2021, in reliance upon Section 4(a)(2) of the Securities Act, the Company issued 35,639 shares of Class A common stock to the two former owners of PartsVu as partial consideration for the acquisition.

Item 6.	Selected Financial Data.

Part II, Item 6 is no longer required due to amendments to Regulation S-K that eliminate Item 301.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Form 10-K under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We do not undertake any obligation to publicly update any of these forward-looking statements, except as otherwise required by applicable law.

Overview

We believe that we are one of the largest and fastest-growing marine retailers in the United States with 70 stores comprising 25 dealer groups in 11 states as of September 30, 2021. Our dealer groups are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, including Texas, Florida, Alabama, North Carolina, South Carolina, Georgia, Ohio and New Jersey, which represent eight of the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 12 out of the 17 markets in which we operate. In 2021, we sold approximately 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we had otherwise established relationships. The combination of our significant scale, diverse inventory, access to premium boat brands and meaningful dealer group brand equity enable us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 stores. Since the combination in 2014, we have acquired a total of 50 additional stores through 21 acquisitions. Our current portfolio as of September 30, 2021 consists of 25 different local and regional dealer groups. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new stores in select markets, we believe that it is generally more effective economically and operationally to acquire existing stores with experienced staff and established reputations.

The boat dealer market is highly fragmented and is comprised of approximately 4,300 stores nationwide. Most competing marine retailers are operated by local business owners who own three or fewer stores. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our store base, focus on high-margin products and services, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading boat retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

Impact of COVID-19

The COVID-19 pandemic and its related effects, including restraints on U.S. economic and leisure activities, has and may continue to have a significant impact on our operations and financial condition. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. At times, these measures have affected our ability to sell and service boats, required us to temporarily close or partially close certain locations and may require additional closures in the future. In light of the current environment, our sales team members are fully engaged with customers and are providing them with virtual walkthroughs of inventory and/or private, at home or on water, showings, while our service departments are working hard to deliver boats and keep customers on the water.

The COVID-19 pandemic and its related effects have, to date, positively impacted our sales as more customers desire to engage in outdoor recreational activities that can be enjoyed close to first or second homes, in a socially distanced manner. However, the COVID-19 pandemic has also caused significant supply chain challenges as suppliers were, and continue to be, faced with business closures and shipping delays. This has led to an industry wide inventory shortage of boats, engines and certain marine parts.  The COVID-19 pandemic and its related effects may continue to interfere with the ability of our employees, contractors, customers, suppliers, and other business partners to perform our and their respective responsibilities and obligations with respect to the operation of our business.

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the year ended September 30, 2021 suggest that spending in all our regions and across product lines has proven resilient despite the challenges posed by the pandemic as customers have continued to focus on socially distanced outdoor recreations. The ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors including consumer demand, a possible resurgence of COVID-19, including variants of the virus in certain geographic areas, our ability to safely operate stores and the existence and extent of a prolonged economic downturn.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 50 additional stores through 21 dealer group acquisitions. Our team remains focused on expanding our dealership in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. We plan to continue to aggressively pursue acquisitions going forward. While we did not complete any acquisitions for the year ended September 30, 2020, we recommenced our acquisition strategy for the year ended September 30, 2021, completing 5 acquisitions.

In addition to our 2021 acquisitions discussed below, since September 30, 2021 we have completed the acquisitions of Naples Boat Mart, T-H Marine and Norfolk Marine as of October 1, 2021, November 30, 2021 and December 1, 2021, respectively.

We have an extensive acquisition track record within the retail marine industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. To date, 100% of our acquisitions have been sourced from inbound inquiries, and the number of annual inquiries we receive has consistently increased over time. Our strategy is to acquire stores at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired groups for less than 4.0x EBITDA on a trailing twelve months basis and believe that we will be able to continue to make attractive acquisitions within this range.

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

Revenue Recognition

Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance by or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use of the product and obtain substantially all of the benefits at such time. We are the principal with respect to revenue from new, pre-owned and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.

Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $2.3 million and $1.5 million as of September 30, 2021 and 2020, respectively.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the transaction price by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended September 30, 2021, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales histories indicated that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. There are inherent uncertainties in assessing net realizable value as management must make assumptions and apply judgment to changes in the market, brands and other factors that drive consumer preferences and spending. We typically do not maintain a boat inventory reserve. The cost of parts and accessories is determined using the weighted average cost method. Inventory is reported net of write downs for obsolete and slow moving items of approximately $0.8 million, $0.6 million and $0.5 million at September 30, 2021, 2020 and 2019, respectively.

Goodwill and Other Intangible Assets

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

The Company elected a qualitative assessment for our September 30, 2021 goodwill impairment testing and determined for both assessments as of September 30, 2021 and 2020, that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, no impairment for goodwill was required for the years then ended.

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

Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. The Company elected qualitative assessments for our September 30, 2021 identifiable intangible assets impairment testing and determined for both assessments as of September 30, 2021 and 2020, that it was more likely than not that the fair values of the Company’s identifiable intangible assets were greater than their carrying amounts, and as a result, no impairment for identifiable intangible assets was required for the years then ended.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at fair value as of the date of the acquisition. Determination of the estimated fair value assigned to each asset acquired or liability assumed can materially impact the net income in subsequent periods through depreciation and amortization and potential impairment charges.

The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for inventory, acquisition contingent consideration, trade names and goodwill. The fair value of acquired inventory is based on manufacturer invoice cost, curtailments, and market data. The significant estimates used to value acquisition contingent consideration are future earnings and discount rates. We apply an income approach for the fair value of trade names, which discounts the estimate of future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow.

In selecting the techniques and assumptions noted above, we generally engage third-party, independent valuation professionals to assist us in developing the assumptions and applying the valuation techniques to a particular business combination transaction. In particular, the discount rates selected are compared to and evaluated with (i) the industry weighted-average cost of capital, (ii) the inherent risks associated with each type of asset and (iii) the level and timing of future cash flows appropriately reflecting market participant assumptions.

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 11.3%, 9.8% and 11.4% to revenue in fiscal years 2021, 2020 and 2019, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 25.8%, 28.3% and 31.1% to gross profit in fiscal years 2021, 2020 and 2019, respectively. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions, cancellation of boat shows and other developments outside of our control.

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

Fiscal Year 2021 Acquisitions

•	Effective December 1, 2020, we acquired substantially all of the assets of Tom George Yacht Sales, Inc., a full-service marine retailer based in Florida with two stores.

•	Effective December 31, 2020, we acquired substantially all of the assets of Walker Marine Group, Inc., a full-service marine retailer based in Florida with five stores.

•
Effective December 31, 2020, we acquired substantially all of the assets of Roscioli Yachting Center, Inc., a full-service marine and yachting facility located in Florida, including the related real estate and in-water slips.

•	Effective August 1, 2021, we acquired substantially all of the assets of Stone Harbor Marina, Inc., a full-service marine retailer based in New Jersey with one store.

•	Effective September 1, 2021 we acquired substantially all of the assets of PartsVu, an online marketplace for OEM marine parts, electronics and accessories.

We refer to the fiscal year 2021 acquisitions described above collectively as the “2021 Acquisitions.” The 2021 Acquisitions are partially reflected in our consolidated financial statements for the year ended September 30, 2021, beginning on the date of acquisition, and will not impact our results of operations for the years ended September 30, 2020 and 2019.

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

We refer to the fiscal year 2019 acquisitions described above collectively as the “2019 Acquisitions.” The 2019 Acquisitions are fully reflected in our consolidated financial statements for the years ended September 30, 2021 and 2020 but are only partially reflected in our consolidated financial statements for the fiscal year ending September 30, 2019, beginning on the date of acquisition.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was and is generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc. was subject to U.S. federal, state and local taxes at a blended statutory rate of 24.1% of pre-tax earnings for fiscal year 2021.

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

Results of Operations

Year Ended September 30, 2021, Compared to Year Ended September 30, 2020

	For the Year Ended September 30,
	2021		2020
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$872,680	71.1%	$717,093	70.1%	$155,587	21.7%
Pre-owned boat	216,416	17.6%	205,650	20.1%	10,766	5.2%
Finance and insurance income	42,668	3.5%	36,792	3.6%	5,876	16.0%
Service, parts and other	96,442	7.9%	63,435	6.2%	33,007	52.0%
Total revenues	1,228,206	100.0%	1,022,970	100.0%	205,236	20.1%
Gross Profit
New boat	210,916	17.2%	131,373	12.8%	79,543	60.5%
Pre-owned boat	54,138	4.4%	37,389	3.7%	16,749	44.8%
Finance & insurance	42,668	3.5%	36,792	3.6%	5,876	16.0%
Service, parts & other	49,733	4.0%	29,970	2.9%	19,763	65.9%
Total gross profit	357,455	29.1%	235,524	23.0%	121,931	51.8%

	For the Year Ended September 30,
	2021		2020
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	199,049	16.2%	143,575	14.0%	55,474	38.6%
Depreciation and amortization	5,411	0.4%	3,249	0.3%	2,162	66.5%
Transaction costs	869	0.1%	3,648	0.4%	(2,779)	(76.2)%
Loss on contingent consideration	3,249	0.3%	6,762	0.7%	(3,513)	(52.0)%
Income from operations	148,877	12.1%	78,290	7.7%	70,587	90.2%
Interest expense - floor plan	2,566	0.2%	8,861	0.9%	(6,295)	(71.0)%
Interest expense – other	4,344	0.4%	8,828	0.9%	(4,484)	(50.8)%
Change in fair value of warrant liability	-	0.0%	(771)	(0.1)%	771	(100.0)%
Loss on extinguishment of debt	-	0.0%	6,559	0.6%	(6,559)	(100.0)%
Other income, net	(248)	0.0%	(24)	0.0%	(224)	*
Income before income tax expense	142,215	11.6%	54,837	5.4%	83,378	159.3%
Income tax expense	25,802	2.1%	6,329	0.6%	19,473	307.7%
Net income	116,413	9.5%	48,508	4.7%	67,905	140.0%
Less: Net income attributable to non-controlling interests	-		350
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	37,354		30,733
Net income attributable to OneWater Marine Inc.	$79,059		$17,425

Revenue

Overall, revenue increased by $205.2 million, or 20.1%, to $1,228.2 million for the year ended September 30, 2021 from $1,023.0 million for the year ended September 30, 2020. Revenue generated from same-store sales increased 9.7% for the year ended September 30, 2021 as compared to the year ended September 30, 2020, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts and other sales. We believe that COVID-19 has had a positive overall impact on the retail marine industry as people continue to seek recreational activities that could be done in a safe socially distanced way. Overall revenue increased by $99.3 million as a result of our increase in same-store sales and $105.9 million from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. For the year ended September 30, 2021, we completed 5 acquisitions. We did not make any acquisitions in the year ended September 30, 2020.

New Boat Sales

New boat sales increased by $155.6 million, or 21.7%, to $872.7 million for the year ended September 30, 2021 from $717.1 million for the year ended September 30, 2020. The increase was the result of our same-store sales growth during the twelve-month period, the increased unit sales attributable to the 2021 Acquisitions and an increase in our average unit price. We believe the increase in sales was primarily due to the shift towards outdoor leisure activity during the COVID-19 pandemic, as well as, the continued execution of operational improvements on previously acquired dealers. The increase in average sales price was due to consumer demand, the mix of boat brands and models sold, and product improvements in the functionality and technology of boats.

Pre-owned Boat Sales

Pre-owned boat sales increased by $10.8 million, or 5.2%, to $216.4 million for the year ended September 30, 2021 from $205.7 million for the year ended September 30, 2020. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat sales for the year ended September 30, 2021 experienced a decrease in the number of units sold due to industry-wide supply constraints. The average sales price per pre-owned unit in the year ended September 30, 2021 increased largely due to the mix of pre-owned products and the composition of the brands and models sold during the period as well as the industry-wide supply restrictions and higher prices.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $5.9 million, or 16.0%, to $42.7 million for the year ended September 30, 2021 from $36.8 million for the year ended September 30, 2020. The increase was primarily a result of the increase in same-store sales, process improvements and additional revenue attributable to the fiscal year 2021 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products decreased slightly as a percentage of total revenue to 3.5% in the year ended September 30, 2021 from 3.6% for the year ended September 30, 2020. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

Service, Parts & Other Sales

Service, parts & other sales increased by $33.0 million, or 52.0%, to $96.4 million for the year ended September 30, 2021 from $63.4 million for the year ended September 30, 2020. This increase in service, parts & other sales is primarily due to increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales and the impact of our 2021 Acquisitions.

Gross Profit

 Overall, gross profit increased by $121.9 million, or 51.8%, to $357.5 million for the year ended September 30, 2021 from $235.5 million for the year ended September 30, 2020. This increase was mainly due to our overall increase in same-store sales, primarily driven by an increase in new boat sales, as well as higher pre-owned boat sales, finance & insurance income and service, parts and other sales. The increase in gross profit was also a result of an increase in the number of stores due to the fiscal year 2021 Acquisitions. Overall gross margins increased 610 basis points to 29.1% for the year ended September 30, 2021 from 23.0% for the year ended September 30, 2020 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $79.5 million, or 60.5%, to $210.9 million for the year ended September 30, 2021 from $131.4 million for the year ended September 30, 2020. This increase was due to our overall increase in same-store sales and acquired stores during fiscal year 2021. New boat gross profit as a percentage of new boat revenue was 24.2% for the year ended September 30, 2021 as compared to 18.3% in the year ended September 30, 2020. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $16.7 million, or 44.8%, to $54.1 million for the year ended September 30, 2021 from $37.4 million for the year ended September 30, 2020. This increase was primarily due to an overall increase in our same-store sales and acquired stores during fiscal year 2021. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 25.0% for the year ended September 30, 2021 as compared to 18.2% in the year ended September 30, 2020. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the year ended September 30, 2021 as compared to the year ended September 30, 2020, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $5.9 million, or 16.0%, to $42.7 million for the year ended September 30, 2021 from $36.8 million for the year ended September 30, 2020. Finance & insurance income is fee-based revenue for which we do not recognize incremental expense.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $19.8 million, or 65.9%, to $49.7 million for the year ended September 30, 2021 from $30.0 million for the year ended September 30, 2020. Service, parts & other gross profit as a percentage of service, parts & other revenue was 51.6% and 47.2% for the year ended September 30, 2021 and 2020, respectively. This increase was the result of the mix of products sold, which shifted towards service work, which has a higher margin. Additionally, due to the increased demand, we experienced an increase in the overall productivity of our service technicians, which also drove margins higher.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $55.5 million, or 38.6%, to $199.0 million for the year ended September 30, 2021 from $143.6 million for the year ended September 30, 2020. This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in same-store sales. The increase in selling, general & administrative expenses primarily consisted of a $45.0 million increase in personnel expenses and a $5.9 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue increased to 16.2% from 14.0% for the years ended September 30, 2021 and 2020, respectively. The increase in selling, general & administrative expenses as a percentage of revenue was primarily due to higher variable-based compensation expense as a result of the Company’s increased net profit margin.

Depreciation and Amortization

Depreciation and amortization expense increased $2.2 million, or 66.5%, to $5.4 million for the year ended September 30, 2021 compared to $3.2 million for the year ended September 30, 2020. The increase in depreciation and amortization expense for the year ended September 30, 2021 compared to the year ended September 30, 2020 was primarily attributable to an increase in property and equipment from our 2021 Acquisitions.

Transaction Costs

The decrease in transaction costs of $2.8 million, or 76.2%, to $0.9 million for the year ended September 30, 2021 compared to $3.6 million for the year ended September 30, 2020 was primarily attributable to expenses recognized in conjunction with the IPO and September offering that were not able to be capitalized for the year ended September 30, 2020.

Loss on Contingent Consideration

During the year ended September 30, 2021, we increased our contingent consideration related to a fiscal 2021 acquisition and a fiscal 2019 acquisition in the amount of $3.2 million. During the year ended September 30, 2020, we increased our contingent consideration related to a fiscal 2019 acquisition in the amount of $6.8 million.

Income from Operations

Income from operations increased $70.6 million, or 90.2%, to $148.9 million for the year ended September 30, 2021 compared to $78.3 million for the year ended September 30, 2020. The increase was primarily attributable to the $121.9 million increase in gross profit for the year ended September 30, 2021 as compared to the year ended September 30, 2020, partially offset by a $55.5 million increase in selling, general & administrative expenses during the same period.

Interest Expense – Floor Plan

Interest expense – floor plan decreased $6.3 million, or 71.0%, to $2.6 million for the year ended September 30, 2021 compared to $8.9 million for the year ended September 30, 2020. The decrease was primarily attributable to a decrease in the average outstanding borrowings on our Inventory Financing Facility for the year ended September 30, 2021 compared to the year ended September 30, 2020, falling interest rates, and interest assistance received from our manufacturers and banks.

Interest Expense – Other

The decrease in interest expense – other of $4.5 million, or 50.8%, to $4.3 million for the year ended September 30, 2021 compared to $8.8 million for the year ended September 30, 2020 was primarily attributable to the payoff of our Term and Revolver Credit Facility (as defined below) and entry into the Credit Facility, which offers a more favorable interest rate.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability of $0.8 million for the year ended September 30, 2020 was attributable to an overall change in the enterprise value of the Company. No charge was recorded for the year ended September 30, 2021 as the warrants were exercised in conjunction with the IPO.

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

Other (Income) Expense, Net

Other income, net was approximately $248,000 and $24,000 for the year ended September 30, 2021 and the year ended September 30, 2020, respectively.

Income Tax Expense

The $19.5 million increase in income tax expense for the year ended September 30, 2021 as compared to the year ended September 30, 2020 was primarily the result of the $87.4 million increase in income before income tax expense and the IPO and the taxability of OneWater Inc. as a corporation for the full year ended September 30, 2021 versus only the period subsequent to the IPO for the year ended September 30, 2020. Additionally, as Class B common stock was exchanged for Class A common stock (in accordance with the terms of the OneWater LLC Agreement), the proportion of consolidated income before income tax expense allocated to OneWater Inc. increased, yielding higher income tax expense.

Net Income (Loss)

Net income increased by $67.9 million to $116.4 million for the year ended September 30, 2021 compared to $48.5 million for the year ended September 30, 2020. The increase was primarily attributable to the $121.9 million increase in gross profit for the year ended September 30, 2021 compared to September 30, 2020. The increase was partially offset by a $55.5 million increase in selling, general and administrative expenses for the year ended September 30, 2021 compared to the year ended September 30, 2020, as well as a $19.5 million increase in income tax expense for the same period.

Results of Operations

Year Ended September 30, 2020, Compared to Year Ended September 30, 2019

	For the Year Ended September 30,
	2020		2019
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat sales	$717,093	70.1%	$526,774	68.6%	$190,319	36.1%
Pre-owned boat sales	205,650	20.1%	153,010	20.0%	52,640	34.4%
Finance and insurance income	36,792	3.6%	26,151	3.4%	10,641	40.7%
Service, parts and other sales	63,435	6.2%	61,689	8.0%	1,746	2.8%
Total revenues	1,022,970	100.0%	767,624	100.0%	255,346	33.3%
Gross Profit
New boat gross profit	131,373	12.8%	92,532	12.1%	38,481	42.0%
Pre-owned boat gross profit	37,389	3.7%	25,992	3.4%	11,397	43.8%
Finance & insurance gross profit	36,792	3.6%	26,151	3.4%	10,641	40.7%
Service, parts & other gross profit	29,970	2.9%	27,451	3.6%	2,519	9.2%
Total gross profit	235,524	23.0%	172,126	22.4%	63,398	36.8%
Selling, general and administrative expenses	143,575	14.0%	116,503	15.2%	27,072	23.2%
Depreciation and amortization	3,249	0.3%	2,682	0.3%	567	21.1%
Transaction costs	3,648	0.4%	1,323	0.2%	2,325	175.7%
Loss (gain) on contingent consideration	6,762	0.7%	(1,674)	(0.2)%	8,436	*
Income from operations	78,290	7.7%	53,292	6.9%	24,998	46.9%
Interest expense - floor plan	8,861	0.9%	9,395	1.2%	(534)	(5.7)%
Interest expense – other	8,828	0.9%	6,568	0.9%	2,260	34.4%
Change in fair value of warrant liability	(771)	(0.1)%	(1,336)	(0.2)%	565	(42.3)%
Loss on extinguishment of debt	6,559	0.6%	-	0.0%	6,559	100%
Other (income) expense, net	(24)	0.0%	1,402	0.2%	(1,426)	(101.7)%
Income before income tax expense	54,837	5.4%	37,263	4.9%	17,574	47.2%
Income tax expense	6,329	0.6%	—	0.0%	6,329	100%
Net income	48,508	4.7%	37,263	4.9%	11,245	30.2%
Less: Net income attributable to non-controlling interests	350		1,606
Net income attributable to One Water Marine Holdings, LLC	—		$35,657
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	30,733
Net income attributable to OneWater Marine Inc.	$17,425

Revenue

Overall, revenue increased by $255.3 million, or 33.3%, to $1,023.0 million for the year ended September 30, 2020 from $767.6 million for the year ended September 30, 2019. Revenue generated from same-store sales increased 24.4% for the year ended September 30, 2020 as compared to the year ended September 30, 2019, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold, an increase in the number of new and pre-owned boats sold and an increase in finance & insurance sales. We believe that COVID-19 has had a positive overall impact on the retail marine industry during a portion of the year ended September 30, 2020, as people sought recreational activities that could be done in a safe socially distanced way. Overall revenue increased by $184.8 million as a result of our increase in same-store sales and $70.5 million from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. For the year ended September 30, 2019, we acquired ten stores. We did not make any acquisitions in the year ended September 30, 2020.

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

New Boat Gross Profit

New boat gross profit increased by $38.8 million, or 42.0%, to $131.4 million for the year ended September 30, 2020 from $92.5 million for the year ended September 30, 2019. This increase was due to our overall increase in same-store sales and acquired stores during fiscal year 2019. New boat gross profit as a percentage of new boat revenue was 18.3% for the year ended September 30, 2020 as compared to 17.6% in the year ended September 30, 2019. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins, while continuing to leverage the progress we have made in previous quarters on finance & insurance.

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

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $27.1 million, or 23.2%, to $143.6 million for the year ended September 30, 2020 from $116.5 million for the year ended September 30, 2019. This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in same-store sales. The increase in selling, general & administrative expenses primarily consisted of a $22.3 million increase in personnel expenses and a $4.0 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue decreased to 14.0% from 15.2% for the years ended September 30, 2020 and 2019, respectively. The reduction in selling, general & administrative expenses as a percentage of revenue was due mainly to leverage achieved on the significant increase in sales and the cost reduction actions enacted following the acceleration of COVID-19 in March of 2020.

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

Income from Operations

Income from operations increased $25.0 million, or 46.9%, to $78.3 million for the year ended September 30, 2020 compared to $53.3 million for the year ended September 30, 2019. The increase was primarily attributable to the $63.4 million increase in gross profit for the year ended September 30, 2020 as compared to the year ended September 30, 2019, partially offset by a $27.1 million increase in selling, general & administrative expenses and an $8.4 million increase in loss on contingent consideration during the same period.

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

Other (Income) Expense, Net

The decrease in other expense of $1.4 million for the year ended September 30, 2020 compared to the year ended September 30, 2019 was primarily attributable to a $1.4 million loss on the sale and leaseback of certain operating facilities and equipment for the year ended September 30, 2019.

Income Tax Expense

The $6.3 million increase in income tax expense for the year ended September 30, 2020 as compared to the year ended September 30, 2019 was the result of the U.S. federal, state and local taxes OneWater Inc. was subject to as a corporation following the IPO.

Net Income (Loss)

Net income increased by $11.2 million to $48.5 million for the year ended September 30, 2020 compared to $37.3 million for the year ended September 30, 2019. The increase was primarily attributable to the $63.4 million increase in gross profit for the year ended September 30, 2020 compared to September 30, 2019. The increase was partially offset by a $27.1 million increase in selling, general and administrative expenses for the year ended September 30, 2020 compared to the year ended September 30, 2019, as well as a $8.4 million increase in the loss on contingent consideration, a $6.6 million increase in the loss on extinguishment of debt and a $6.3 million increase in income tax expense for the same period.

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

Year Ended September 30, 2021, Compared to Year Ended September 30, 2020.

	Years Ended September 30,
Description	2021	2020	Change
	($ in thousands)
Net income	$116,413	$48,508	$67,905
Interest expense – other	4,344	8,828	(4,484)
Income tax expense	25,802	6,329	19,473
Depreciation and amortization	5,411	3,249	2,162
Change in fair value of warrant liability	—	(771)	771
Loss on contingent consideration	3,249	6,762	(3,513)
Transaction costs	869	3,648	(2,779)
Loss on extinguishment of debt	—	6,559	(6,559)
Other income, net	(248)	(24)	(224)
Adjusted EBITDA	$155,840	$83,088	$72,752

Adjusted EBITDA was $155.8 million for the year ended September 30, 2021 compared to $83.1 million for the year ended September 30, 2020. The increase in Adjusted EBITDA resulted from our 9.7% increase in same-store sales growth for the year ended September 30, 2021 as compared to the year ended September 30, 2020, combined with the results of the 2021 Acquisitions and our ability to increase gross profit margins and the impact of the adjusting items noted above.

Year Ended September 30, 2020, Compared to Year Ended September 30, 2019

	Year Ended September 30,
Description	2020	2019	Change
	($ in thousands, unaudited)
Net income	$48,508	$37,263	$11,245
Interest expense – other	8,828	6,568	2,260
Income tax expense	6,329	—	6,329
Depreciation and amortization	3,249	2,682	567
Change in fair value of warrant liability	(771)	(1,336)	565
Loss (gain) on contingent consideration	6,762	(1,674)	8,436
Transaction costs	3,648	1,323	2,325
Loss on extinguishment of debt	6,559	—	6,559
Other expense (income), net	(24)	1,402	(1,426)
Adjusted EBITDA	$83,088	$46,228	$36,860

Adjusted EBITDA was $83.1 million for the year ended September 30, 2020 compared to $46.2 million for the year ended September 30, 2019. The increase in Adjusted EBITDA resulted from our 24.4% increase in same-store sales growth for the year ended September 30, 2020 as compared to the year ended September 30, 2019, combined with the results of the 2019 Acquisitions and our ability to increase gross profit margins, control selling, general and administrative expenses and the impact of the adjusting items noted above.

Seasonality

Our business, along with the entire retail marine industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our stores in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, our operations could be substantially more seasonal if we acquire dealer groups that operate in colder regions of the United States. Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, reduced rainfall levels or excessive rain, may limit access to boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. We believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area. Additionally, due to the COVID-19 pandemic, our seasonal trends may also change as a result of, among other things, store closures, disruptions to the supply chain and inventory availability, manufacturer delays, and cancellation of boat shows. For more information, see “Risk Factors—Risks Related to Industry and Competition—Our business, as well as the entire retail marine industry, is highly seasonal, with seasonality varying in different geographic markets” and “Business—Seasonality.”

Liquidity and Capital Resources

Overview

OneWater Inc. is a holding company with no operations and is the sole managing member of OneWater LLC. OneWater Inc’s principal asset consists of common units of OneWater LLC. Our earnings and cash flows and ability to meet our obligations under the Credit Facility, and any other debt obligations will depend on the cash flows resulting from the operations of our operating subsidiaries, and the payment of distributions by such subsidiaries. Our Credit Facility and Inventory Financing Facility (described below) contain certain restrictions on distributions or transfers from our operating subsidiaries to their members or unitholders, as applicable, as described in the summaries below under “—Debt Agreements—Credit Facility” and “—Inventory Financing Facility.” Accordingly, the operating results of our subsidiaries may not be sufficient for them to make distributions to us. As a result, our ability to make payments under the Credit Facility and any other debt obligations or to declare dividends could be limited.

Our cash needs are primarily for growth through acquisitions and working capital to support our operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions of dealer groups and stores. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, we believe we will have adequate cash flow from operations, borrowings under our Credit Facilities and proceeds from any future issuances of debt or equity to fund our current operations, and essential capital expenditures and acquisitions for the next twelve months.

Cash needs for acquisitions have historically been financed with our credit facilities, including the Credit Facility and cash generated from operations. Our ability to utilize the Credit Facility to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of September 30, 2021, we were in compliance with all covenants under the Credit Facility and the Inventory Financing Facility.

Cash Flows

Analysis of Cash Flow Changes Between the Year Ended September 30, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
Description	2021	2020	Change
	($ in thousands, unaudited)
Net cash provided by operating activities	$159,423	$212,477	$(53,054)
Net cash used in investing activities	(117,130)	(4,672)	(112,458)
Net cash used in financing activities	(36,497)	(151,144)	114,647
Net change in cash	$5,796	$56,661	$(50,865)

Operating Activities. Net cash provided by operating activities was $159.4 million for the year ended September 30, 2021 compared to net cash provided by operating activities of $212.5 million for the year ended September 30, 2020. The $53.1 million decrease in cash provided by operating activities was primarily attributable to a $101.9 million decrease in the change in inventory, partially offset by a $67.9 million increase in net income for the year ended September 30, 2021 as compared to the year ended September 30, 2020.

Investing Activities. Net cash used in investing activities was $117.1 million for the year ended September 30, 2021 compared to $4.7 million for the year ended September 30, 2020. The $112.5 million increase in cash used in investing activities was primarily attributable to a $107.5 million increase in cash used in acquisitions for the year ended September 30, 2021 as compared to the year ended September 30, 2020.

Financing Activities. Net cash used in financing activities was $36.5 million for the year ended September 30, 2021 compared to net cash used in financing activities of $151.1 million for the year ended September 30, 2020. The $114.6 million decrease in cash used in financing activities was primarily attributable to an $90.5 million decrease in the distributions to redeemable preferred interest members and redemption of redeemable preferred interest, a $77.8 million increase in net borrowings on our Inventory Financing Facility and a $112.9 million decrease in payments on long-term debt, partially offset by $59.2 million decrease in proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts and commissions, $8.1 million decrease in proceeds from issuance of Class A common stock sold in the September offering, net of underwriting discounts and commissions, and a $99.3 million decrease in proceeds on long-term debt for the year ended September 30, 2021 as compared to the year ended September 30, 2020.

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

Debt Agreements

Credit Facility

Effective July 22, 2020, we and certain of our subsidiaries entered into the Credit Facility. The Credit Facility provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan, which was advanced in full on July 22, 2020. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on July 22, 2025.

On February 2, 2021, we entered into the Incremental Amendment No. 1 (the “First Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan (the “Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $30.0 million, which was added to, and constitutes a part of, the existing $80.0 million term loan. As provided for by the First Incremental Amendment, the proceeds of the Incremental Term Loan were used to pay off the balance of the revolving credit facility, under which an aggregate of $30.0 million was outstanding as of February 1, 2021. As of September 30, 2021, we had $105.9 million outstanding under the term loan and no amount outstanding under the revolving credit facility.

On November 30, 2021, we entered into the Incremental Amendment No. 2 (the “Second Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan (the “Second Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $200.0 million, which will be added to, and constitute a part of, the existing $110.0 million term loan. The Second Incremental Term Loan is on the same terms (including interest rates, but excluding upfront fees, original issue discount and other similar amounts) applicable to the existing term loan under the Credit Facility and the other loan documents. As provide for by the Second Incremental Amendment, the proceeds of the Second Incremental Term Loan were used to finance the Company’s acquisition of T-H Marine. The maturity date for the Second Incremental Term Loan is the earlier of (i) July 22, 2025 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the Credit Facility. The Second Incremental Amendment further provides for a $20.0 million increase in the existing revolving commitment (the “Incremental Revolving Increase”), which was added to, and constitutes a part of, the existing $30.0 million revolving commitment. The Incremental Revolving Increase constitutes a single class of revolving commitments with the existing revolving commitment. The Incremental Revolving Increase is secured by identical collateral and guaranties on identical terms as the existing revolving commitment. The maturity date for the Incremental Revolving Increase is the earlier of (i) July 22, 2025 and (ii) the date on which the Revolving Commitments (as defined in the Credit Facility) are terminated pursuant to the terms of the Credit Facility.

Borrowings under the Credit Facility bear interest, at OWAO’s option, at either (a) a base rate (the “Base Rate”) equal to the highest of (i) the prime rate (as announced by Truist Bank from time to time), (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, (iii) the Adjusted LIBO Rate (defined below) determined on a daily basis for an interest period of one month, plus 1.00%, or (iv) 1.75%, plus an applicable margin of up to 2.00%, or (b) the rate per annum obtained by dividing the London Interbank Offered Rate for such interest period by a percentage equal to 1.00% minus the Eurodollar Reserve Percentage (the “Adjusted LIBO Rate”) plus an applicable margin of up to 3.00%. Interest on swingline loans shall be the Base Rate plus an applicable margin of up to 2.00%. All applicable interest margins are subject to step-downs based on certain consolidated leverage ratio measures.

The Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio.

The proceeds of the term loan portion of the Credit Facility, together with cash on OWAO’s balance sheet, have been used (i) to pay for the Refinancing, (ii) to pay the fees and expenses incurred in connection with the Refinancing and (iii) for working capital and general corporate purposes.

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

On July 22, 2020, the Company, OneWater LLC, Opco and certain of Opco’s subsidiaries entered into the First Amendment (the “First Amendment”) to the Inventory Financing Facility. The First Amendment amended the Inventory Financing Facility, to, among other things, address the Refinancing, permit the amount of indebtedness allowed under the Credit Facility to be $160.0 million (which includes the potential for a $50.0 million increase under the Credit Facility), permit the payment of fees and expenses in connection with the termination of the Term and Revolver Credit Facility and the payment of present and future transaction costs incurred in connection with the negotiation, closing and ongoing administration of the Credit Facility.

On December 10, 2020, the Company and certain of its subsidiaries entered into the Second Amendment to the Inventory Financing Facility to change certain compliance reporting from weekly to monthly. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged.

On September 23, 2021, the Company entered into the Third Amendment to the Inventory Financing Facility, (the “Third Amendment”), to, among other things, address the future discontinuance of LIBOR by clarifying the mechanics related to the transition to a replacement benchmark rate and to extend the term of the Inventory Financing Facility to November 1, 2021. The maximum borrowing amount available remained unchanged. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers).

On October 29, 2021, the Company entered into the Fourth Amendment to the Inventory Financing Facility to (a) increase the amount of Permitted Indebtedness (as defined in the Inventory Financing Facility) to $360.0 million and (b) extend the term of the Inventory Financing Facility to December 1, 2021.

On December 1, 2021, the Company entered into the Fifth Amendment the Inventory Financing Facility to (a) increase the amount of Permitted Indebtedness (as defined in the Inventory Financing Facility) to $380.0 million and (b) extend the term of the Inventory Financing Facility to January 1, 2022.

In the historical periods presented, the interest rate for amounts outstanding under the Inventory Financing Facility is calculated using the one month LIBOR plus an applicable margin of 2.75% to 5.00% for new boats and at the new boat rate plus 0.25% for pre-owned boats. Loans will be extended from time to time to enable us to purchase inventory from certain manufacturers and to lease certain boats and related parts to customers. The applicable financial terms, curtailment schedule and maturity for each loan will be set forth in separate program terms letters entered into from time to time. The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that underlies the Credit Facility.

As part of the Third Amendment, effective October 1, 2021, the interest rate applied to the loans provided pursuant to the Inventory Financing Facility will no longer be calculated using LIBOR but instead calculated using SOFR (as further described in the Third Amendment).  Subsequent to the change, the interest on new boats and for rental boats will be calculated using the Adjusted 30-Day Average SOFR (as further described in the Third Amendment), plus the Applicable Margin. The interest rate for pre-owned boats will be calculated using the new boat rate set forth above plus 0.25%.

We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including provisions that the Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) of OneWater LLC must not exceed 2.00 to 1.00, and that our Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility) on a consolidated basis must be at least 1.50 to 1.00. We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral underlying the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interest of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired dealer groups, (ix) make any change in any of our dealer groups’ capital structure or in any of its business objectives or operations which might in any way adversely affect the ability of such dealer group to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo Commercial Distribution Finance, LLC (the “Agent”). Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.

On June 16, 2021, OneWater Inc. and OneWater LLC obtained a written consent from the Agent to permit the payment of the Special Dividend.

As of September 30, 2021 and September 30, 2020, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $114.2 million and $124.0 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of September 30, 2021 and September 30, 2020, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 2.0% and 3.9%, respectively. As of September 30, 2021 and September 30, 2020, our additional available borrowings under our Inventory Financing Facility were $278.3 million and $268.5 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of September 30, 2021, we were in compliance with all covenants under the Inventory Financing Facility.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of September 30, 2021, our indebtedness associated with our 4 acquisition notes payable totaled an aggregate of $7.4 million with a weighted average interest rate of 5.3% per annum. As of September 30, 2021, the principal amount outstanding under these acquisition notes payable ranged from $1.3 million to $2.2 million, and the maturity dates ranged from December 1, 2021 to December 1, 2023.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $114,000, and mature on dates between October 2021 to July 2028. As of September 30, 2020, we had $3.2 million outstanding under the commercial vehicles notes payable.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at September 30, 2021.

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
Credit Facility(1)	$5,500	$17,887	$82,488	$—	$105,875
Inventory Financing Facility(2)	114,234	—	—	—	114,234
Notes Payable(3)	6,393	3,686	541	39	10,659
Estimated interest payments(4)	3,222	5,365	1,155	—	9,742
Operating lease obligations(5)	13,118	24,514	22,464	53,473	113,569
Total	$142,467	$51,452	$106,648	$53,512	$354,079

(1)	Payments are generally made as required pursuant to the Credit Facility discussed above under “—Debt Agreements—Credit Facility.”

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

(4)	Estimated interest payments based on the outstanding principal and stated interest rates on the Credit Facility and Notes Payable.

(5)	Includes certain physical facilities and equipment that we lease under noncancelable operating leases.

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

See Note 3 of the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. As of September 30, 2021, the interest rate on our Inventory Financing Facility for major unit inventory is calculated using the one-month LIBOR plus an applicable margin. Based on an outstanding balance of $114.2 million as of September 30, 2021, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.1 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Credit Facility is calculated using the one-month LIBOR (with a 0.75% floor) plus an applicable margin. Based on an outstanding balance of $105.9 million and the one-month LIBOR as of September 30, 2021, an increase of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.3 million. A basis points reduction in the underlying interest rate would not have caused a change in interest expense. We do not currently hedge our interest rate exposure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
OneWater Marine Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ and members’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 17, 2021 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2020, due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Contingent Consideration

As described further in note 4 to the consolidated financial statements, the Company recognized liabilities for contingent consideration related to the acquisitions of Walker Marine Group and PartsVu. The estimated liabilities for contingent consideration are remeasured at each reporting date based on updated assumptions. At September 30, 2021, the contingent consideration liabilities related to Walker Marine Group and PartsVu was $6.9 million and $3.3 million, respectively. The estimated contingent consideration is subject to achievement of certain post-acquisition increases in adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”). The contingent consideration was determined by management using weighted average projections for the estimated post-acquisition adjusted EBITDA and was based on the Company’s historical experience with acquisitions as well as current forecasts for the industry. We identified the valuation of the acquisition-date fair value and subsequent reporting period-end revaluation of the contingent consideration related to Walker Marine Group and PartsVu as a critical audit matter because of the significant judgements required by management to estimate the liabilities.

The principal considerations for our determination that the valuation of contingent consideration related to Walker Marine Group and PartsVu is a critical audit matter are that management’s assumptions for the amount and timing of forecasted adjusted EBITDA and discount rates utilized in the model are subjective in nature. Auditing management’s assumptions involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as changes in these assumptions could have a significant impact on the fair value of the contingent consideration.

Our audit procedures related to the Company’s valuation of contingent consideration related to Walker Marine Group and PartsVu included the following, among others:

•
We tested the reasonableness of the forecasted adjusted EBITDA by (1) comparing projected amounts to historical periods and trends and (2) obtained an understanding of drivers of underlying projected amounts, including consideration of industry information and economic trends.

•	We utilized a specialist, who:
o	Developed an independent estimate of the fair value of the contingent consideration utilizing a different model than management.

Valuation of trade names acquired

As described further in note 4 to the consolidated financial statements, during the year ended September 30, 2021, the Company acquired Walker Marine Group, Roscioli Yachting Center, Tom George Yacht Group, Stone Harbor Marina and PartsVu. The Company’s accounting for these acquisitions included determining the fair value of the $24.0 million of tradenames acquired. The Company applies an income approach for the fair value of trade names, which discounts the estimate of future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow. We identified the valuation of tradenames acquired during the year ended September 30, 2021 as a critical audit matter because of the significant judgements required by management to estimate the fair value.

The principal considerations for our determination that the valuation of trade names acquired during the year ended September 30, 2021 is a critical audit matter are that management assumptions for sales projections of acquired companies, royalty rates utilized in the relief from royalty methodology, and discount rates, are subjective in nature.

Our audit procedures related to the Company’s valuation of trade names acquired during the year ended September 30, 2021 included the following, among others:

•
We tested the reasonableness of the revenue growth rates by (1) comparing projected amounts to historical periods and trends and (2) obtaining an understanding of drivers of underlying projected amounts, including consideration of industry information and economic trends.

•
We utilized a specialist in evaluating the appropriateness of the Company’s methodology and the royalty rates and discount rates used in the valuation. Our specialists calculated a range of rates using market participant inputs and performed analysis to test sensitivity to changes in the royalty and discount rates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Atlanta, Georgia
December 17, 2021

ONEWATER MARINE INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)

	September 30, 2021	September 30, 2020
Assets
Current assets:
Cash	$62,606	$66,087
Restricted cash	11,343	2,066
Accounts receivable, net	28,529	18,479
Inventories	143,880	150,124
Prepaid expenses and other current assets	34,580	15,302
Total current assets	280,938	252,058

Property and equipment, net	67,114	18,442
Operating lease right-of-use assets	89,141	-

Other assets:
Deposits	526	350
Deferred tax assets	29,110	12,854
Identifiable intangible assets	85,294	61,304
Goodwill	168,491	113,059
Total other assets	283,421	187,567
Total assets	$720,614	$458,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,114	$12,781
Other payables and accrued expenses	27,665	24,221
Customer deposits	46,610	17,280
Notes payable – floor plan	114,234	124,035
Current portion of operating lease liabilities	9,159	-
Current portion of long-term debt	11,366	7,419
Current portion of tax receivable agreement liability	482	-
Total current liabilities	227,630	185,736

Long-term Liabilities:
Other long-term liabilities	14,991	1,482
Tax receivable agreement liability	39,622	15,585
Noncurrent operating lease liabilities	80,464	-
Long-term debt, net of current portion and unamortized debt issuance costs	103,074	81,977
Total liabilities	465,781	284,780

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and September 30, 2020	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 13,276,538 shares issued and outstanding as of September 30, 2021 and 10,391,661 issued and outstanding as of September 30, 2020	133	104
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,819,112 shares issued and outstanding as of September 30, 2021 and 4,583,637 issued and outstanding as of September 30, 2020	18	46
Additional paid-in capital	150,825	105,947
Retained earnings	74,952	16,757
Total stockholders’ equity attributable to OneWater Marine Inc.	225,928	122,854
Equity attributable to non-controlling interests	28,905	50,433
Total stockholders’ equity	254,833	173,287
Total liabilities and stockholders’ equity	$720,614	$458,067

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)

	For the Years Ended September 30,
	2021	2020	2019
Revenues
New boat	$872,680	$717,093	$526,774
Pre-owned boat	216,416	205,650	153,010
Finance & insurance income	42,668	36,792	26,151
Service, parts & other	96,442	63,435	61,689
Total revenues	1,228,206	1,022,970	767,624

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	661,764	585,720	434,242
Pre-owned boat	162,278	168,261	127,018
Service, parts & other	46,709	33,465	34,238
Total cost of sales	870,751	787,446	595,498

Selling, general and administrative expenses	199,049	143,575	116,503
Depreciation and amortization	5,411	3,249	2,682
Transaction costs	869	3,648	1,323
Loss (gain) on contingent consideration	3,249	6,762	(1,674)
Income from operations	148,877	78,290	53,292

Other expense (income)
Interest expense – floor plan	2,566	8,861	9,395
Interest expense – other	4,344	8,828	6,568
Change in fair value of warrant liability	-	(771)	(1,336)
Loss on extinguishment of debt	-	6,559	-
Other (income) expense, net	(248)	(24)	1,402
Total other expense (income), net	6,662	23,453	16,029
Income before income tax expense	142,215	54,837	37,263
Income tax expense	25,802	6,329	-
Net income	116,413	48,508	37,263
Less: Net income attributable to non-controlling interests		350	1,606
Net income attributable to One Water Marine Holdings, LLC			$35,657
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	37,354	30,733
Net income attributable to OneWater Marine Inc.	$79,059	$17,425

Earnings per share of Class A common stock – basic (1)	$7.13	$2.79
Earnings per share of Class A common stock – diluted (1)	$6.96	$2.77

Basic weighted-average shares of Class A common stock outstanding (1)	11,087	6,243
Diluted weighted-average shares of Class A common stock outstanding (1)	11,359	6,287

(1)
For the fiscal year ended September 30, 2020, represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from February 11, 2020 through September 30, 2020, the period following OneWater Marine Inc.’s initial public offering. See Note 1.

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)

			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ and Members’ Equity
Balance at September 30, 2018	$79,965	$15,963	-	$-	-	$-	$-	$-	$5,093	$21,056
Net income	-	35,657	-	-	-	-	-	-	1,606	37,263
Distributions to members	(3,364)	(10,587)	-	-	-	-	-	-	(500)	(11,087)
Accumulated unpaid preferred returns	8,768	(8,768)	-	-	-	-	-	-	-	(8,768)
Accretion of redeemable preferred and issuance costs	649	(649)	-	-	-	-	-	-	-	(649)
Equity-based compensation	-	154	-	-	-	-	-	-	-	154
Balance at September 30, 2019	86,018	31,770	-	-	-	-	-	-	6,199	37,969
Net (loss) income prior to the initial public offering	-	(1,394)	-	-	-	-	-	-	350	(1,044)
Distributions to members prior to the initial public offering	(1,310)	(310)	-	-	-	-	-	-	(732)	(1,042)
Accumulated unpaid preferred returns prior to the initial public offering	3,187	(3,187)	-	-	-	-	-	-	-	(3,187)
Accretion of redeemable preferred and issuance costs prior to the initial public offering	236	(236)	-	-	-	-	-	-	-	(236)
Equity-based compensation prior to the initial public offering	-	655	-	-	-	-	-	-	-	655
Effect of the initial public offering and related transactions	(88,131)	(27,298)	6,088	61	8,462	85	55,740	-	73,017	101,605
Effect of September offering	-	-	3,979	40	(3,554)	(36)	50,465	-	(43,254)	7,215
Exchange of B shares for A shares	-	-	325	3	(325)	(3)	3,253		(3,253)	-
Distributions subsequent to the initial public offering	-	-	-	-	-	-	-	(668)	(14,021)	(14,689)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(5,069)	-	-	(5,069)
Equity-based compensation subsequent to the initial public offering	-	-	-	-	-	-	1,558	-	-	1,558
Net income subsequent to the initial public offering	-	-	-	-	-	-	-	17,425	32,127	49,552
Balance at September 30, 2020	-	-	10,392	104	4,583	46	105,947	16,757	50,433	173,287
Net income	-	-	-	-	-	-	-	79,059	37,354	116,413
Distributions to members	-	-	-	-	-	-	-	(1,160)	(8,813)	(9,973)
Dividends and distributions	-	-	-	-	-	-	-	(20,777)	(7,328)	(28,105)
Effect of September offering, including underwriter exercise of option to purchase shares	-	-	387	4	(387)	(4)	4,146	-	(4,256)	(110)
Exchange of B shares for A shares	-	-	2,377	24	(2,377)	(24)	38,485	-	(38,485)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(4,186)	-	-	(4,186)
Shares issued upon vesting of equity-based awards, net of tax withholding	-	-	85	1	-	-	(803)	-	-	(802)
Shares issued in connection with a business combination	-	-	36	-	-	-	1,495	-	-	1,495
Adjustment to adopt Topic 842	-	-	-	-	-	-	-	1,073	-	1,073
Equity-based compensation	-	-	-	-	-	-	5,741	-	-	5,741
Balance at September 30, 2021	$-	$-	13,277	$133	1,819	$18	$150,825	$74,952	$28,905	$254,833

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Years Ended September 30,
	2021	2020	2019

Cash flows from operating activities
Net income	$116,413	$48,508	$37,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,411	3,249	2,682
Equity-based compensation	5,741	2,213	154
(Gain) loss on asset disposals	(94)	10	1,371
Change in fair value of warrant liability	-	(771)	(1,336)
Loss on extinguishment of debt	-	6,559	-
Non-cash interest expense	659	477	3,478
Deferred income tax provision	3,728	509	-
Loss (gain) on contingent consideration	2,872	5,520	(1,674)
(Increase) decrease in assets:
Accounts receivable	(9,531)	(3,185)	(2,344)
Inventories	25,289	127,214	(38,954)
Prepaid expenses and other current assets	(18,924)	(7,984)	(5,565)
Deposits	(173)	(5)	2
Increase (decrease) in liabilities:
Accounts payable	(26)	7,235	(966)
Other payables and accrued expenses	4,010	10,528	614
Customer deposits	24,048	12,400	(450)
Net cash provided by (used in) operating activities	159,423	212,477	(5,725)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(9,896)	(6,309)	(7,291)
Proceeds from disposal of property and equipment	233	1,637	73
Proceeds from sale and leaseback	-	-	15,623
Cash used in acquisitions	(107,467)	-	(19,403)
Net cash used in investing activities	(117,130)	(4,672)	(10,998)
Cash flows from financing activities
Net (payments) borrowings from floor plan	(23,497)	(101,342)	24,401
Proceeds from long-term debt	30,000	129,306	13,801
Payments on long-term debt	(8,878)	(121,800)	(9,942)
Payments of debt issuance costs	(701)	(3,910)	(203)
Payments of debt extinguishment costs	-	(4,207)	-
Payments of initial public offering costs	-	(5,646)	(1,148)
Payments of September offering costs	(540)	-	-
Payment of acquisition contingent consideration	-	(1,456)	-
Distributions to redeemable preferred interest members and redemption of redeemable preferred interest	-	(90,503)	(3,364)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	-	59,234	-
Proceeds from issuance of Class A common stock sold in September offering, net of underwriting discounts and commissions	-	8,075	-
Payments of tax withholdings for equity-based awards	(802)	-	-
Dividends and distributions	(27,070)	-	-
Distributions to members	(5,009)	(18,895)	(11,087)
Net cash (used in) provided by financing activities	(36,497)	(151,144)	12,458
Net change in cash	5,796	56,661	(4,265)
Cash and restricted cash at beginning of period	68,153	11,492	15,757
Cash and restricted cash at end of period	$73,949	$68,153	$11,492

Supplemental cash flow disclosures
Cash paid for interest	$6,251	$17,212	$12,485
Cash paid for income taxes	28,537	246	-

Noncash items
Acquisition purchase price funded by long-term debt	$-	$-	$18,800
Acquisition purchase price funded by seller notes payable	2,056	-	10,438
Acquisition purchase price funded by contingent consideration	9,200	-	-
Acquisition purchase price funded by issuance of Class A common stock	1,495	-	-
Accrued purchase consideration	1,889	-	-
Purchase of property and equipment funded by long-term debt	1,820	1,190	1,067
Dividends payable	1,035	-	-
Distributions payable	4,964	-	-
Offering costs, accrued not yet paid	-	430	1,500
Initial operating lease right-of-use-assets for adoption of Topic 842	71,823	-	-

OneWater Marine Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Description of Company and Basis of Presentation

Description of the Business

OneWater Marine Inc. (“OneWater Inc”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization on February 11, 2020 into a holding company structure for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Marine Inc., the “Company”), OneWater Inc is the holding company and its sole material asset is the equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations (“OWAO”), and its wholly-owned subsidiaries.

The Company is one of the largest marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of September 30, 2021, the Company operates a total of 70 stores in eleven states, consisting of Alabama, Florida, Georgia, Kentucky, Maryland, Massachusetts, New Jersey, North Carolina, Ohio, South Carolina, and Texas.

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

Sales of new boats from the Company’s top ten brands represent approximately 42.9%, 41.1% and 40.4% of total sales for the years ended September 30, 2021, 2020 and 2019, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc, including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 17.0%, 17.0% and 15.9% of our consolidated revenue for the years ended September 30, 2021, 2020 and 2019, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Initial Public Offering

On February 11, 2020, OneWater Inc completed its IPO of 5,307,693 shares of Class A common stock, par value $0.01 per share (the “Class A common stock”), which includes the exercise in full of the underwriters’ option to purchase up to 692,308 additional shares of Class A common stock pursuant to the Underwriting Agreement, at a price to the public of $12.00 per share. After deducting underwriting discounts and commissions, OneWater Inc received net proceeds of $59.2 million. OneWater Inc contributed all of the net proceeds of the IPO received to OneWater LLC in exchange for limited liability company interests in OneWater LLC (“LLC Units”). OneWater LLC used the net proceeds, cash on hand and borrowings under its Amended and Restated Credit and Guaranty Agreement by and among OneWater Inc, OneWater LLC and its subsidiaries, with Goldman Sachs Specialty Lending Group, L.P. (i) to pay $3.2 million to one Legacy Owner in exchange for the surrender of a preferred distribution right and (ii) to contribute cash to OWAO in exchange for additional units therein, and OWAO used such cash to fully redeem the preferred interest in subsidiary held by Goldman Sachs & Co. LLC and certain of its affiliates (collectively, “Goldman”) and affiliates of The Beekman Group (“Beekman”). Additionally, the Company provided certain of the existing owners of OneWater LLC, including Goldman and Beekman and certain members of the Company’s management team, the right to receive a tax distribution to cover taxable income arising as a result of OneWater LLC’s operating income through the period ending on the date of the closing of the IPO.

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

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries One Water Assets and Operations, South Shore Assets and Operations, Bosun’s Assets and Operations, Singleton Assets and Operations, Legendary Assets and Operations, South Florida Assets and Operations, Central Assets and Operations and Midwest Assets and Operations (collectively, the “Subsidiaries”), conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of OneWater LLC Units (the “OneWater LLC Units”) not owned by OneWater Inc, which will reduce net income attributable to OneWater Inc’s Class A stockholders. As of September 30, 2021, OneWater Inc owned 87.9% of the economic interest of OneWater LLC.

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

As discussed above, the Company is the sole managing member for OneWater LLC and consolidates OneWater LLC and its subsidiaries. The financial statements for periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes. Thus, for periods prior to completion of the IPO, the accompanying consolidated financial statements include the historical financial position and results of operations of OneWater LLC and its subsidiaries. For the periods after the completion of the IPO, the financial position and results of operations include those of the Company and the Subsidiaries and report non-controlling interest related to the portion of OneWater LLC Units not owned by OneWater Inc.

COVID-19 Pandemic

In March 2020, the Company began seeing the impact of the COVID-19 global pandemic on its business. During the subsequent months the Company followed the guidance of local governments and health officials, we temporarily closed or reduced staffing at certain departments and locations. All locations have reopened and the Company has implemented cleaning and social distancing techniques at each of its locations. In light of the current environment, the Company’s sales team members are providing customers with the option of in-person or virtual walkthroughs of inventory and/or private, at home or on water showings. The duration and related impact on the Company’s consolidated financial statements is currently uncertain, and it is possible that the pandemic, including the resurgence of COVID-19 in certain geographic areas or the emergence of variant strains of the virus, may negatively impact the Company’s future results of operations. The impact of COVID-19 on our suppliers and the recent increase in demand for marine retail products has led to industry-wide supply chain constraints. The Company is monitoring and assessing the situation and preparing for implications to the business, including the ability to safely operate its stores, access to inventory and customer demand.

2.	Summary of Significant Accounting Policies

Cash

 At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2021 and 2020, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.

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

Fair Value of Financial Instruments

 The Company’s financial instruments include cash, accounts receivable, accounts payable, other payables and accrued expenses, contingent consideration and debt. The carrying values of cash, accounts receivable, accounts payable and other payables and accrued expenses approximate their fair values due to their short-term nature. The carrying value of debt approximates its fair value due to the debt agreements bearing interest at rates that approximate current market rates for debt agreements with similar maturities and credit quality.

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

Vendor Consideration Received

 Consideration received from vendors is accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)330, ‘‘Inventory’’ (‘‘ASC 330’’). Pursuant to ASC 330, manufacturer incentives based upon cumulative volume of sales and purchases are recorded as a reduction of inventory cost and related cost of sales when the amounts are probable and reasonably estimable.

Property and Equipment

 Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using a straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the lease period or the estimated useful lives. The estimated useful lives of assets are as follows:

Years
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

 The carrying value of property and equipment and other long-term assets (other than goodwill and indefinite life intangible assets) is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. The Company would conclude that an asset may be impaired if the sum of such undiscounted expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. We did not record an impairment of our property and equipment in fiscal years 2021, 2020 and 2019.

Goodwill and Other Identifiable Intangible Assets

 Goodwill and intangible assets are accounted for in accordance with FASB ASC 350, ‘‘Intangibles - Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accordance with ASC 350, Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. ASC 350 also states that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary.

 In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. The Company elected a qualitative assessment for our September 30, 2021 goodwill impairment testing and determined for both assessments as of September 30, 2021 and 2020, that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount, and as a result, no impairment for goodwill was required for the years then ended.

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

 Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. The Company elected qualitative assessments for our September 30, 2021 identifiable intangible assets impairment testing and determined for both assessments as of September 30, 2021 and 2020, that it was more likely than not that the fair values of the Company’s identifiable intangible assets were greater than their carrying amounts, and as a result, no impairment for identifiable intangible assets was required for the years then ended.

Sales Tax

 The Company collects sales tax on all of the Company’s sales to nonexempt customers and remits the entire amount to the states that imposed the sales tax on and concurrent with specific sales transactions. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.

Revenue Recognition

 On October 1, 2019, the Company adopted ASU 2014-09, ‘‘Revenue from Contracts with Customers, Topic 606’’ (‘‘ASC 606’’) using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. No adjustment was made to retained earnings as of the adoption date as the impact of the standard adoption was de minimis. Therefore, prior period comparative information has not been adjusted and continues to be reported under previous accounting standards in effect for those periods.

 Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance of, or delivery, to the customer. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits at such time. We are the principal with respect to revenue from new, pre-owned and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.

 Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $2.3 million and $1.5 million as of September 30, 2021 and 2020, respectively.

 Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the transaction price by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended September 30, 2021, 2020 and 2019.

 Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the years ended September 30, 2021 and 2020 is as follows:

($ in thousands)	For the Year Ended September 30, 2021	For the Year Ended September 30, 2020
Beginning contract liability	$17,280	$4,880
Revenue recognized from contract liabilities included in the beginning balance	(16,873)	(4,880)
Increases due to cash received, net of amounts recognized in revenue during the period	46,203	17,280
Ending contract liability	$46,610	$17,280

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

 The following table sets forth percentages on the timing of revenue recognition for the years ended September 30, 2021 and 2020.

	For the Year Ended September 30, 2021	For the Year Ended September 30, 2020
Goods and services transferred at a point in time	93.9%	95.5%
Goods and services transferred over time	6.1%	4.5%
Total Revenue	100.0%	100.0%

Advertising Costs

 We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 606, we net amounts received under our co-op assistance programs from our manufacturers against the related advertising expenses. Advertising costs are expensed as incurred. Total advertising costs for the years ended September 30, 2021, 2020 and 2019, were $4.5 million, $5.4 million and $7.0 million, which are net of related co-op assistance of $0.7 million, $0.7 million and $0.9 million, respectively.

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

Loan costs

 The Company accounts for its loan costs in accordance with FASB Accounting Standards Updated (‘‘ASU’’) No. 2015-03, ‘‘Interest-Imputation Subtopic (835-30): Simplifying the Presentation of Debt Issuance Costs’’, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction of the carrying amount of that debt liability.

 Loan costs are amortized to interest expense on a straight-line basis over the life of the loan, which approximates the effective interest method.

Sale and Leaseback

 In accordance with ASC 840-40 ‘‘Sales-Leaseback Transactions,’’ the Company recorded a deferred gain as of September 30, 2020 in relation to the sale and leaseback of certain of the Company’s operating facilities and equipment during the year ended September 30, 2019. As such, the gain had been deferred and was being amortized on a straight-line basis over the life of the lease. As part of the adoption of ASU 2016-02, ‘‘Leases (Topic 842)’’ (“Topic 842”), the gain was recognized as a cumulative effect adjustment to equity at the beginning of the period of adoption.

Use of Estimates

 The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, those relating to inventory mark downs, certain assumptions related to intangible and long-lived assets, share based compensation, fair value of warrants, valuation of acquisition contingent consideration and accruals for expenses relating to business operations.

Segment Information

 As of September 30, 2021 and September 30, 2020, the Company had one operating segment, marine retail. The marine retail segment consists of the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

3.	Recent Accounting Pronouncements

 In the fiscal fourth quarter of 2021, the Company lost its status as an ‘‘emerging growth company’’ (‘‘EGC’’) as defined by the Jumpstart Our Business Startups Act (‘‘JOBS Act’’) due to annual gross revenues exceeding $1.07 billion. As an EGC, the Company was allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company had elected to use this extended transition period under the JOBS Act and therefore retroactive to October 1, 2020, the first day of the current fiscal year, the Company was required to transition to the adoption dates applicable to public companies.

Recently Adopted Accounting Standards

 In February 2016, the FASB issued Topic 842. This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 was effective for a public company’s annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. As an EGC, the Company had previously elected to adopt Topic 842 following the effective dates for private companies beginning with annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Due to the loss of EGC status as indicated above, the Company was required to adopt Topic 842 for fiscal year 2021. Subsequent updates to Topic 842 provided an optional transition method that allows companies to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior periods presented.

 The Company adopted the new standard as of October 1, 2020 using the modified retrospective transition. The Consolidated Financial Statements for the twelve months ended September 30, 2021 are presented in accordance with ASC 842, while comparative years presented are not adjusted and continue to be reported in accordance with guidance under ASC 840. We elected the package of practical expedients, which permits us to not reassess the prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease recognition exemption for all leases that qualify. We have both real estate leases and equipment leases that are impacted by the new guidance. Our leases do not provide an implicit rate, therefore we use our incremental borrowing rate at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. Total adjustment related to the adoption of Topic 842, net of tax, was recorded as $1.1 million increase in retained earnings. See Note 18 for additional disclosure.

 In June 2016, the FASB issued ASU 2016-13, ‘‘Financial instruments — Credit Losses’’ (“ASU 2016-13”). ASU 2016-13 requires entities to report ‘‘expected’’ credit losses on financial instruments and other commitments to extend credit rather than the current ‘‘incurred loss’’ model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. ASU 2016-13 is effective for a public company’s annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. As an EGC, the Company had previously elected to adopt ASU 2016-13 following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2022, including interim periods within those annual periods. Due to the loss of EGC status as indicated above, the Company was required to adopt ASU 2016-13 for fiscal year 2021. The adoption of the standard did not have an impact on the consolidated financial statements.

Standards Issued But Not Yet Adopted

 In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in fiscal year 2022.

 In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements.

 In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in fiscal year 2024.

4.	Acquisitions

  In the years ended September 30, 2021 and 2019, the Company completed acquisitions of multiple businesses in the United States. No acquisitions were completed during the year ended September 30, 2020. The results of operations of acquisitions are included in the accompanying consolidated financial statements from the acquisition date forward. The purchase price of acquisitions was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. The valuation of tangible assets and assumed liabilities for the acquisition of Stone Harbor Marina and PartsVu is preliminary as the acquisitions are subject to certain customary closing and post-closing adjustments.

Fiscal Year 2021

Walker Marine Group Acquisition

 On December 31, 2020, we acquired substantially all of the assets of Walker Marine Group (“Walker”) with five locations in Florida. The acquisition enhances the Company’s presence on the southwest coast of Florida and expands new and pre-owned boat sales, as well as finance and insurance services, service and parts. The purchase price was $33.8 million with $29.7 million paid at closing and an estimated fair value of contingent consideration of $4.1 million. The estimated contingent consideration is part of an earnout subject to achievement of certain post-acquisition increases in adjusted EBITDA. The acquisition contingent consideration was determined using weighted average projections for the estimated post-acquisition adjusted EBITDA and was based on the Company’s historical experience with acquisitions as well as current forecasts for the industry. The minimum payout due on the acquisition contingent consideration is $0.2 million. The maximum amount of the earnout is unlimited.

 The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transaction:

Summary of Assets Acquired and Liabilities Assumed	($ in thousands)
Accounts receivable	$129
Inventories	8,481
Prepaid expenses	39
Property and equipment	503
Identifiable intangible assets	8,520
Goodwill	26,927
Accounts payable	(213)
Customer deposits	(3,033)
Notes payable – floor plan	(7,563)
Total purchase price	$33,790

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

 The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transaction:

Summary of Assets Acquired and Liabilities Assumed	($ in thousands)
Inventories	$87
Prepaid expenses	1
Property and equipment	41,300
Identifiable intangible assets	1,530
Goodwill	2,993
Accounts payable	(180)
Accrued expenses	(185)
Total purchase price	$45,546

Other Acquisitions

In fiscal year 2021, we also completed the following transactions:

•	On December 1, 2020, Tom George Yacht Group with two locations in Florida
•	On August 1, 2021, Stone Harbor Marina with one location in New Jersey
•	On September 1, 2021, PartsVu, an online marketplace for OEM marine parts, electronics and accessories
 Total purchase price of the acquisitions of Tom George Yacht Group, Stone Harbor Marina and PartsVu was $42.8 million and was paid with $32.2 million in cash, $2.1 million in seller notes payable, $5.1 million in estimated fair value of contingent consideration, $1.9 million in accrued purchase consideration and the remaining $1.5 million with the issuance of shares of Class A common stock. The estimated contingent consideration is part of earnouts subject to achievement of certain post-acquisition increases in adjusted EBITDA. The acquisition contingent consideration was determined using weighted average projections for the estimated post-acquisition adjusted EBITDA and was based on the Company’s historical experience with acquisitions as well as current forecasts for the industry. There is no minimum payout due on the acquisition contingent consideration and the maximum amount of the earnout is unlimited.
 The acquisitions of PartsVu and Stone Harbor Marina are preliminary. The valuation of identifiable intangible assets is preliminary pending receipt of final valuation analyses. The valuation of tangible assets and assumed liabilities is preliminary as the acquisitions are subject to certain customary closing and post-closing adjustments.

 The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired and Liabilities Assumed	($ in thousands)
Accounts receivable	$390
Inventories	10,476
Prepaid expenses	180
Property and equipment	700
Identifiable intangible assets	13,940
Goodwill	25,512
Accrued expenses	(47)
Customer deposits	(2,248)
Notes payable – floor plan	(6,134)
Total purchase price	$42,769

 Included in our results for the year ended September 30, 2021, the acquisitions contributed $107.9 million to our consolidated revenue and $13.3 million to our income before income tax expense. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, and valuation fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.8 million for the year ended September 30, 2021.

Fiscal Year 2019

In fiscal year 2019, we completed the following transactions:

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

The following unaudited pro forma results of operations for the years ended September 30, 2021, 2020 and 2019 assumes that all acquisitions were completed on October 1, 2018.

($ in thousands)	2021	2020	2019
Pro forma revenues	$1,316,134	$1,190,428	$907,808
Pro forma net income	$124,028	$59,985	$44,740

5.	Accounts Receivable

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

Accounts receivable consisted of the following:

($ in thousands)	September 30, 2021	September 30, 2020
Contracts in transit	$16,666	$13,532
Trade and other accounts receivable	6,083	1,023
Manufacturer receivable	5,887	4,059
Total accounts receivable	28,636	18,614
Less – allowance for doubtful accounts	(107)	(135)
Total accounts receivable, net	$28,529	$18,479

6.	Inventories

 Inventories consisted of the following at:

($ in thousands)	September 30, 2021	September 30, 2020
New vessels	$105,625	$120,012
Pre-owned vessels	22,906	21,262
Work in process, parts and accessories	15,349	8,850
Total inventories	$143,880	$150,124

7.	Property and Equipment

 Property and equipment consisted of the following:

($ in thousands)	September 30, 2021	September 30, 2020
Land	$16,027	$417
Buildings and improvements	21,379	1,052
Leasehold improvements	14,157	6,609
Machinery and equipment	8,868	5,910
Office equipment	8,540	6,133
Company vehicles	8,107	5,496
Construction in progress	3,767	1,291
Total property and equipment	80,845	26,908
Less accumulated depreciation	(13,731)	(8,466)
Total property and equipment, net	$67,114	$18,442

 For the years ended September 30, 2021, 2020 and 2019, depreciation and amortization expense totaled $5.4 million, $3.2 million and $2.7 million, respectively.

8.	Goodwill and Other Identifiable Intangible Assets

 Our acquisitions have resulted in the recording of goodwill and other identifiable intangible assets. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Identifiable intangible assets consist of trade names related to the acquisitions the Company has completed. The changes in goodwill and identifiable intangible assets are as follows:

($ in thousands)	Goodwill
Balance as of September 30, 2019	$113,059
Goodwill acquisitions/divestitures during the year	-
Balance as of September 30, 2020	113,059
Goodwill acquisitions/divestitures during the year	55,432
Balance as of September 30, 2021	$168,491

($ in thousands)	Identifiable Intangible Assets
Balance as of September 30, 2019	$61,304
Identifiable intangible assets acquisitions/divestitures during the year	-
Balance as of September 30, 2020	61,304
Identifiable intangible assets acquisitions/divestitures during the year	23,990
Balance as of September 30, 2021	$85,294

 See Note 2 for more information about our annual impairment tests of goodwill and identifiable intangible assets.

9.	Other Payables and Accrued Expenses

 Other payables and accrued expenses consisted of the following:

($ in thousands)	September 30, 2021	September 30, 2020
Payroll accrual	$17,699	$10,691
Sales tax payable	4,251	3,101
Other payables and accrued expenses	5,194	4,644
Acquisition contingent consideration	344	5,520
Accrued interest	177	265
Total other payables and accrued expenses	$27,665	$24,221

10.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks.The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On September 23, 2021, the Company entered into the Third Amendment to the Sixth Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”), to, among other things, address the future discontinuance of LIBOR by clarifying the mechanics related to the transition to a replacement benchmark rate and to extend the term of the Inventory Financing Facility to November 1, 2021. The maximum borrowing amount available remained unchanged. The Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers). The outstanding balance of the facility was $114.2 million and $124.0 million, as of September 30, 2021 and 2020, respectively.

On December 10, 2020, the Company and certain of its subsidiaries entered into the Second Amendment to the Inventory Financing Facility to change certain compliance reporting from weekly to monthly. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged.

For the years ended September 30, 2021, 2020 and 2019, interest on new boats and for rental units is calculated using the one month London Inter-Bank Offering Rate (“LIBOR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of September 30, 2021 the interest rate on the Inventory Financing Facility ranged from 3.08% to 5.33% for new inventory and 3.33% to 5.58% for pre-owned inventory. As of September 30, 2020 the interest rate on the Inventory Financing Facility ranged from 3.15% to 5.40% for new inventory and 3.40% to 5.65% for pre-owned inventory. Borrowing capacity available at September 30, 2021 and September 30, 2020 was $278.3 million and $268.5 million, respectively.

As part of the Third Amendment to the Inventory Financing Facility, effective October 1, 2021, the reference rate on the Inventory Financing Facility will change from LIBOR. Subsequent to the change, the interest rate for amounts outstanding under the Inventory Financing Facility will be calculated using an applicable margin of 2.75% to 5.00% for new boats (and at the new boat rate plus 0.25% for pre-owned boats) plus the greater of 1) the Adjusted 30-Day Average SOFR (as defined in the Third Amendment to the Inventory Financing Facility) or 2) a floor of 0.0%.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio as well as a minimum fixed charge coverage ratio. In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at September 30, 2021.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the Credit Agreement (defined below).

11.	Long-term Debt and Line of Credit

2020 Credit Agreement

On February 2, 2021, the Company entered into the Incremental Amendment No. 1 (the “First Amendment”) to Amend the Credit Agreement (as defined below), to among other things, provide for an incremental term loan (the “Incremental Term Loan”) in an aggregate principal amount equal to $30.0 million, which will be added to, and constitute a part of, the existing $80.0 million term loan. The Incremental Term Loan will increase the existing term loan and will be on the same terms applicable to the existing term loan.

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

The Credit Agreement is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The Credit Agreement is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit agreement also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at September 30, 2021.

Long-term debt consisted of the following at:

($ in thousands)	September 30, 2021	September 30, 2020
Term note payable to Truist Bank, secured and bearing interest at 2.75% at September 30, 2021 and 3.0% at September 30, 2020. The note requires quarterly principal payments commencing on March 31, 2021 and maturing with a full repayment on July 22, 2025	$105,875	$80,000
Revolving note payable for an amount up to $30.0 million to Truist Bank	-	-
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through July 2028	3,248	2,454
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	-
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Lab Marine, Inc., unsecured and bearing interest at 6.0% per annum. The note was repaid in full on March 1, 2021	-	1,500
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2021	1,271	1,271
Note payable to Bosun’s Marine, Inc., unsecured and bearing interest at 4.5% per annum. The note was repaid in full on June 1, 2021	-	1,227
Note payable to Rebo, Inc., unsecured and bearing interest at 5.5% per annum. The note was repaid in full on April 1, 2021	-	1,000
Total debt outstanding	116,534	91,536
Less current portion (net of current debt issuance costs)	(11,366)	(7,419)
Less unamortized portion of debt issuance costs	(2,094)	(2,140)
Long-term debt, net of current portion and unamortized debt issuance costs	$103,074	$81,977

Principal repayment requirements of long-term debt at September 30, 2021 are as follows (in thousands):

Year ending September 30,
2022	$11,893
2023	8,500
2024	13,073
2025	82,902
2026	127
Thereafter	39
Total principal payments	$116,534

Debt issuance costs are amortized on a straight-line basis over the life of the loan, which approximates the effective interest method. During 2021 and 2020, the Company capitalized loan costs of $0.7 million and $3.9 million, respectively, and had accumulated amortization of $0.8 million and $0.1 million as of September 30, 2021 and 2020, respectively. In connection with the prepayment of the Term and Revolver Credit Facility with Goldman Sachs Specialty Lending Group, L.P., the Company wrote off unamortized debt issuance costs of $2.4 million which was included in loss on extinguishment of debt in the Consolidated Statements of Operations for the year ended September 30, 2020. Amortization for the years ended September 30, 2021, 2020 and 2019 amounted to $0.7 million, $0.4 million and $0.3 million, respectively, and is included in interest expense.

The Company had no outstanding letters of credit as of September 30, 2021.

12.	Stockholders’ Equity

Equity-Based Compensation

We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,509,565. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

2021 Awards
During the fiscal year ended September 30, 2021, the Board approved the grant of 143,947 time-based restricted stock units. 25,620 restricted stock units fully vest on October 1, 2021 and the remaining 118,327 restricted stock units vest in four equal annual installments commencing on September 30, 2021.

During the fiscal year ended September 30, 2021, the Board approved the grant of 102,490 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2021 as measured against objective performance goals as determined by the Board. The actual number of units earned for the 2021 awards may range from 0% to 200% of the target number of units depending upon achievement of the performance goals. Performance-based restricted stock units vest in three equal annual installments. Upon vesting, each performance-based restricted stock unit equals one share of common stock of the Company. As of September 30, 2021, the Company fully achieved the performance targets at 200% for the 2021 awards.

2020 Awards

In connection with the consummation of the IPO, OneWater Inc granted 44,666 time-based restricted stock units. These restricted stock units vest in four equal annual installments commencing on February 7, 2021.

During the period following the IPO through September 30, 2020, the Board approved the grant of an additional 139,727 time-based vesting restricted stock units of which 39,727 restricted stock units fully vest on February 7, 2021, and the remaining 100,000 restricted stock units vest in four equal annual installments commencing on March 2, 2021.

During the period following the IPO through September 30, 2020, the Board approved the grant of 67,000 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2020 as measured against objective performance goals as determined by the Board. The actual number of units earned for the 2020 awards may range from 0% to 175% of the target number of units depending upon achievement of the performance goals. Performance-based restricted stock units vest in three equal annual installments. Upon vesting, each performance share unit equals one share of common stock of the Company. As of September 30, 2020, the Company fully achieved the performance targets at 175% for the 2020 awards.

Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the three-year vesting period. The Company recognized $5.7 million and $1.6 million of compensation expense for the fiscal years ended September 30, 2021 and 2020, respectively, which includes $2.6 million and $0.5 million of compensation expense for the fiscal years ended September 30, 2021 and 2020, respectively, for performance share units.

The following table further summarizes activity related to restricted stock units for the period from the IPO to September 30, 2021:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Issued on February 11, 2020	44,666	$14.61
Awarded	256,977	15.98
Vested	-	-
Forfeited	-	-
Unvested at September 30, 2020	301,643	15.78
Awarded	348,927	27.37
Vested	(105,476)	18.47
Forfeited	-	-
Unvested at September 30, 2021	545,094	$22.68

As of September 30, 2021, the total unrecognized compensation expense related to outstanding equity awards was $7.0 million, which the Company expects to recognize over a weighted-average period of 1.5 years.

We issue shares of our Class A common stock upon the vesting of performance-based restricted stock units and time-based restricted stock units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of restricted stock units, we repurchase a portion of shares equal to the amount of employee income tax withholding.

Earnings Per Share

Basic and diluted earnings per share of Class A common stock is computed by dividing net income attributable to OneWater Inc by the weighted-average number of shares of Class A common stock outstanding during the same period. For the year ended September 30, 2020, earnings per share is calculated for the period from February 11, 2020 through September 30, 2020, the period following the IPO. Diluted earnings per share is computed by giving effect to all potentially dilutive shares.

There were no shares of Class A or Class B common stock outstanding prior to February 11, 2020, therefore no earnings per share information has been presented for any period prior to that date.

The following table sets forth the calculation of earnings per share for the years ended September 30, 2021 and 2020 (in thousands, except per share data):

Earnings per share:	Year Ended September 30, 2021	Year Ended September 30, 2020
Numerator:
Net income attributable to OneWater Inc	$79,059	$17,425

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	11,087	6,243
Effect of dilutive securities:
Restricted stock units	272	44
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	11,359	6,287

Earnings per share of Class A common stock – basic	$7.13	$2.79
Earnings per share of Class A common stock – diluted	$6.96	$2.77

Shares of Class B common stock and unvested restricted stock units do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands)

	Year Ended September 30, 2021	Year Ended September 30, 2020
Class B common stock	3,931	8,324
Restricted stock units	232	220
	4,163	8,544

Employee Stock Purchase Plan

At the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”), held on February 23, 2021, the Company’s stockholders approved the OneWater Marine Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which was approved and adopted by the Board as of January 13, 2021 (the “Adoption Date”), subject to stockholder approval at the Annual Meeting. The effective date of the ESPP is February 23, 2021, and, unless earlier terminated, the ESPP will expire on the twentieth anniversary of the Adoption Date. The ESPP will be administered by the Board or by one or more committees to which the Board delegates such administration.

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 299,505 shares of the Company’s Class A common stock may be issued under the ESPP, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan. As of September 30, 2021, there has not yet been an offering period under the ESPP.

Investor Voting Warrants

On October 28, 2016, the Company issued 25,000 OneWater LLC common unit warrants in exchange for $1.0 million. The common unit warrants had a ten-year life from the date of issuance and provided the holders with a put right after 5 years, or potentially earlier, under certain circumstances. The holders of the warrants maintained full voting rights in OneWater LLC. As the common unit warrants could be settled in cash at the election of the holder, the fair value of the common unit warrants was included in warrant liability. In connection with the IPO, we issued 2,148,806 OneWater LLC units upon exercise of the warrants.

The Company engaged a third-party valuation specialist to assist management in performing a valuation of the fair value of the common unit warrants. Accordingly, the warrant liability was accounted for based on inputs that were unobservable and significant to the overall fair value measurement (Level 3). The valuation considered both a market and a discounted cash flows approach in arriving at the fair value of the common unit warrants. As previously noted, the common unit warrants were exercised in connection with the IPO for common units of OneWater LLC and therefore no warrant liability existed as of September 30, 2021 and 2020. The Company recognized income of $0.8 million and $1.3 million for the years ended September 30, 2020 and 2019, respectively, and this change in the fair value was recorded as a change in the fair value of warrant liability in the accompanying consolidated statements of operations.

Distributions

During the fiscal year ended September 30, 2021, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

Dividends

Dividends paid to holders of Class A common stock, distributions paid to OneWater Unit Holders and dividends payable to restricted stock unit holders are referred to herein collectively as “dividends”. Dividends declared are reported as a reduction of retained earnings. Dividends paid to OneWater Unit Holders are recorded as a reduction in non-controlling interest. On June 17, 2021, the Board declared a special cash dividend of $1.80 per share. The cash dividend of approximately $27.1 million was paid on July 19, 2021 to holders of Class A common stock and OneWater Unit Holders. Additionally, a $1.0 million cash dividend for restricted stock unit holders will be paid to holders upon vesting of the awards. The accrued dividends are recorded in other payables and accrued expenses in the consolidated balance sheets as of September 30, 2021.

Non-Controlling Interest

In connection with the IPO, the former owners of Bosun’s Assets and Operations (“BAO”) and South Shore Assets and Operations (“SSAO”) received 290,466 and 306,199 shares of Class A common stock, respectively, for the surrender of their respective 25.0% ownership interests. The results of operations for BAO and SSAO have been included in the Company’s consolidated financial statements and the former owners’ minority interests have been recorded, accordingly, through the date of the IPO.

As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the holders of OneWater LLC Units (the “OneWater Unit Holders”). Changes in ownership interest in OneWater LLC, while OneWater Inc retains its controlling interest, will be accounted for as equity transactions. Future direct exchanges of OneWater LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of September 30, 2021, OneWater Inc owned 87.9% of the economic interest of OneWater LLC with the OneWater Unit Holders owning the remaining 12.1%.

13.	Redeemable Preferred Interest in Subsidiary

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

 The Company had classified the redeemable preferred interest as temporary equity in the consolidated balance sheets. The discount on the issuance of the redeemable preferred interest was being accreted to retained common interests as a dividend from the date of issuance through the fifth anniversary of the issuance date. On February 11, 2020, in connection with the IPO, OWAO used $89.2 million in cash to fully redeem the preferred interest in subsidiary held by Goldman and Beekman.

14.	Retirement Plan

The Company offers a 401(k) retirement plan to its full-time employees over the age of 21. The Company currently makes discretionary matching contributions of 50.0% for the first 4.0% of employee salary deferrals. The Company made discretionary contributions of $1.5 million, $0.8 million and $0.6 million for the years ended September 30, 2021, 2020 and 2019, respectively.

15.	Fair Value Measurements

In determining fair value, the Company uses various valuation approaches including market, income and/or cost approaches. FASB standard ‘‘Fair Value Measurements’’ (Topic 820) establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are those that reflect the Company’s expectation of the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property, plant and equipment and other intangibles and those used in the reporting unit valuation in the annual goodwill impairment evaluation, contingent consideration and those used in the valuation of the warrant liability.

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

The following tables summarize the Company’s financial liabilities measured at fair value in the accompanying Consolidated Balance Sheets as of September 30,

	2021
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$12,072	$12,072

	2020
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$5,520	$5,520

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2020, and 2021.

We estimate the fair value of contingent consideration using a probability-weighted discounted cash flow model based on forecasted future earnings. The acquisition contingent consideration liability has been accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The contingent consideration balance is recorded in in other payables and accrued expenses and other long-term liabilities in the Consolidated Balance Sheets. Changes in fair value and net present value of contingent consideration are included in loss (gain) on contingent consideration in the Consolidated Statements of Operations. The fair value of contingent consideration is reassessed on a quarterly basis.

The following table sets forth the changes in fair value of our contingent consideration for the fiscal years ended September 30, 2020 and 2021:

($ in thousands)	Contingent Consideration
Balance as of September 30, 2019	$1,456
Additions from acquisitions	-
Settlement of contingent consideration	(2,698)
Change in fair value and net present value of contingency	6,762
Balance as of September 30, 2020	5,520
Additions from acquisitions	9,200
Settlement of contingent consideration	(5,897)
Change in fair value and net present value of contingency	3,249
Balance as of September 30, 2021	$12,072

We determined the carrying value of our cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable with Truist Bank, seller notes payable and company vehicle notes payable approximate their fair values because of the nature of their terms and current market rates of these instruments.

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

The components of income tax expense are:

($ in thousands)	Year Ended September 30, 2021	Year Ended September 30, 2020
Current:
Federal	$18,966	$4,384
State	3,108	1,436
	22,074	5,820
Deferred:
Federal	3,341	395
State	387	114
	3,728	509
Income tax expense	$25,802	$6,329

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended September 30,
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Income attributable to non-controlling interests and nontaxable income	(5.5)	(12.4)	(21.0)
State income taxes, net of federal benefit	2.4	2.3	-
Other	0.8	0.6	-
Effective income tax rate	18.7%	11.5%	-%

Details of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	September 30, 2021	September 30, 2020
Deferred tax assets:
Investment in partnerships	$19,293	$9,063
Tax receivable agreement	9,817	3,791
Total	29,110	12,854
Valuation allowance	-	-
Total deferred tax assets	29,110	12,854
Total deferred tax liabilities	-	-
Deferred tax assets, net	$29,110	$12,854

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will fully realize our deferred tax asset in the future. The Company has not recorded a valuation allowance.

As of September 30, 2021 and 2020, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2020. The Company is not currently under an income tax audit in any U.S. or state jurisdiction for any tax year.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of September 30, 2021 and 2020, our liability under the Tax Receivable Agreement was $40.1 million and $15.6 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our ability to make payments under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or Call Right (each as defined in the OneWater LLC Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statements of operations.

17.	Contingencies and Commitments

Sale and Leaseback

In August 2019, the Company entered into a sale and leaseback transaction for certain operating facilities and equipment. In accordance with ASC 840-40 ‘‘Sales-Leaseback Transactions,’’ at September 30, 2020 the Company had a deferred gain of $1.6 million related to certain operating facilities and equipment. The deferred gain was being amortized over the life of the leases through July 2034. The Company also recognized a loss of $1.4 million related to certain operating facilities and equipment. Total proceeds from sales and leaseback in the year ended September 30, 2019 were $15.6 million.

As part of the adoption of Topic 842, the $1.6 million deferred gain was recognized as a cumulative effect adjustment to equity at the beginning of the period of adoption.

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

18.	Leases

The Company leases real estate and equipment under operating lease agreements. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. For leases with terms in excess of 12 months, we record a right-of-use (“ROU”) asset and lease liability based on the present value of lease payments over the lease term. We do not have any significant leases that have not yet commenced that create significant rights and obligations for us. The Company has elected the practical expedient not to separate lease and non-lease components for all leases that qualify.

Our real estate and equipment leases often require payment of maintenance, real estate taxes and insurance. These costs are generally variable and based on actual costs incurred by the lessor. These amounts are not included in the consideration of the contract when determining the ROU asset and lease liability but are reflected as variable lease payments.

Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten or more years. The exercise of the lease renewal option is typically at our sole discretion. If it is reasonably certain that we will exercise the option to renew, the period covered by the options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases include the option to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised. As of September 30, 2021, our weighted-average lease term on operating leases was 10.0 years.

Certain of our lease agreements include rental payments based on percentage of retail sales over contractual levels and others include rental payments adjusted periodically based on index rates. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When available, the implicit rate is utilized to discount lease payments to present value; however, none of our leases provide a readily determinable implicit rate, therefore we use our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. As of September 30, 2021, our weighted average discount rate on operating leases was 4.8%.

As described further in “Note 3. Recent Accounting Pronouncements,” we adopted Topic 842 effective October 1, 2020. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 840.

The following table provides certain information related to lease costs for operating leases during the year ended September 30, 2021:

(in thousands)	For the Year Ended September 30, 2021
Operating lease cost	$12,059
Short-term lease cost	1,350
Variable lease cost	1,652
$15,061

The following table presents supplemental cash flow information for leases during the year ended September 30, 2021:

(in thousands)	For the Year Ended September 30, 2021
Supplemental Cash Flow:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$11,905
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,555

The following table provides the maturities of our operating lease liabilities as of September 30, 2021:

(in thousands)	Operating Leases
Year ending September 30,
2022	$13,118
2023	12,377
2024	12,137
2025	11,782
2026	10,682
Thereafter	53,473
Total minimum lease payments	113,569
Less:
Present value adjustment	(23,946)
Operating lease liabilities	$89,623

19.	Leases (Prior To Adoption of Topic 842)

The Company recorded rent expense of $12.4 million and $10.1 million during the years ended September 30, 2020 and 2019, respectively. The Company leased certain facilities and equipment under noncancelable operating lease agreements having terms in excess of one year expiring through 2037.

Future minimum lease payments under these noncancelable leases as of September 30, 2020, were summarized as follows:

(in thousands)	Operating Leases
Year Ending September 30,
2022	$10,195
2023	9,357
2024	8,851
2025	8,677
2026	8,421
Thereafter	48,983
Total minimum lease payments	$94,484

20.	Related Party Transactions

In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. For the years ended September 30, 2021, 2020 and 2019, $78.4 million, $60.8 million and $30.8 million, respectively, in total purchases were incurred under these arrangements.

In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. For the years ended September 30, 2021, 2020 and 2019, $2.3 million, $2.2 million and $2.1 million, respectively, in total expenses were incurred under these arrangements.

In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. For the years ended September 30, 2021, 2020 and 2019, $1.9 million, $4.1 million and $2.9 million, respectively, were recorded under these arrangements.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. For the years ended September 30, 2021, 2020 and 2019, $0.2 million, $0.5 million and $1.0 million, respectively, were recorded under these arrangements. Included in these amounts and in connection with our notes payable floor plan financing, our Chief Executive Officer was paid a guarantee fee of $0.3 million and $0.7 million for the years ended September 30, 2020 and 2019, respectively, for his personal guarantee associated with this arrangement. No guarantee fee was paid for the year ended September 30, 2021.

In accordance with agreements approved by the Board, on August 22, 2020, the Company purchased the website domain name “Boatsforsale.com” from certain entities affiliated with certain directors and officers of the Company for $0.4 million.

In connection with transactions noted above, the Company was due $32,368 and $0.1 million as recorded within accounts receivable as of both September 30, 2021 and 2020. Additionally, the Company owed $1.0 million as recorded within accounts payable at September 30, 2021.

21.	Subsequent events

Management evaluated events occurring subsequent to September 30, 2021 through December 17, 2021, the date these consolidated financial statements were available for issuance and other than as noted below determined that no material recognizable subsequent events occurred.

On October 1, 2021, the Company completed the acquisition of Naples Boat Mart pursuant to the terms of the purchase agreement. The aggregate consideration is subject to customary post-closing adjustments and is not individually significant.

On October 29, 2021, the Company entered into the Fourth Amendment to Inventory Financing Facility, to, among other things, increase the amount of Permitted Indebtedness to $360 million and to extend the term of the Inventory Financing Facility to December 1, 2021. The maximum borrowing amount available and interest rates remained unchanged.

On November 30, 2021, the Company completed the acquisition of T-H Marine pursuant to the terms of the Purchase Agreement. The aggregate consideration for the purchase included approximately $179.7 million in cash consideration and 133,531 shares of Class A common stock of the Company, with a value of approximately $6.4 million. The aggregate consideration is subject to customary post-closing adjustments.

On November 30, 2021, the Company entered into an Incremental Amendment No. 2 (the “Second Amendment”) to the Credit Facility. The Second Amendment amends the Credit Facility to, among other things, provide for an incremental term loan (the “Incremental Term Loan) in an aggregate principal amount equal to $200.0 million, which will be added to, and constitute part of, the existing $110.0 million term loan and will be on the same terms. Additionally, the Second Amendment further provides a $20.0 million increase in the revolving commitment, which will be added to, and constitute part of, the existing $30.0 revolving commitment. The proceeds of the Incremental Term Loan will be used to finance the T-H Acquisition.

On December 1, 2021, the Company completed the acquisition of Norfolk Marine, Inc. pursuant to the terms of the purchase agreement. The aggregate consideration is subject to customary post-closing adjustments and is not individually significant.

On December 1, 2021, the Company entered into the Fifth Amendment to Inventory Financing Facility to, among other things, increase the amount of Permitted Indebtedness to $380 million and to extend the term of the Inventory Financing Facility to January 1, 2022. The maximum borrowing amount available and interest rates remained unchanged.

On December 15, 2021, the Company entered into a definitive agreement to acquire a majority interest in Quality Boats, which will add four locations in Florida. The transaction is expected to close in the next 90 days.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2021, the Company’s internal control over financial reporting was effective. Management has excluded PartsVu from its assessment of internal control over financial reporting as of September 30, 2021 because this company was acquired on September 1, 2021 and there was not sufficient time to assess the design and effectiveness of PartsVu’s key internal controls prior to the conclusion of management’s evaluation. PartsVu was immaterial to the consolidated financial statements as of and for the year ended September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
OneWater Marine Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of OneWater Marine Inc. (a Delaware corporation), and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2021, and our report dated December 17, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of PartsVu, a wholly- owned subsidiary, whose financial statements reflect total assets and revenues constituting less than one percent each of the related consolidated financial statement amounts as of and for the year ended September 30, 2021. As indicated in Management’s Report, PartsVu was acquired on September 1, 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of PartsVu.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
December 17, 2021

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

2.2¥
Equity Purchase Agreement, dated as of October 20, 2021, by and among One Water Assets & Operations, LLC, THMS Holdings, LLC, THMS, Inc. and T-H Marine Supplies, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on October 22, 2021).

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

10.17
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

10.25†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.26†
Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.27¥
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

10.28¥
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

Exhibit Number	Description
10.29¥
Incremental Amendment No. 2, dated as of November 30, 2021, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc., each of the other Guarantors from time to time party thereto, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on December 2, 2021).

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

10.31
Second Amendment to Sixth Amended and Restated Inventory Financing Agreement, dated as of December 10, 2020, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-39213, filed with the Commission on February 11, 2021).

10.32
Third Amendment to Sixth Amended and Restated Inventory Financing Agreement, dated as of September 23, 2021, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on September 24, 2021).

10.33
Fourth Amendment to Sixth Amended and Restated Inventory Financing Agreement, dated as of October 29, 2021, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 2, 2021).

10.34
Fifth Amendment to Sixth Amended and Restated Inventory Financing Agreement and Consent Agreement, dated as of December 1, 2021, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on December 7, 2021).

10.35†
OneWater Marine Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, File No. 001-39213, filed with the U.S. Securities and Exchange Commission on January 13, 2021).

10.36
Waiver Letter to the IFA, dated June 16, 2021, from Wells  Fargo Commercial Distribution Finance, LLC, as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 12, 2021).

Exhibit Number	Description
*21.1	List of subsidiaries of OneWater Marine Inc.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company if publicly disclosed.

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

ONEWATER MARINE INC.

Date: December 17, 2021	By:.	/s/ Philip Austin Singleton, Jr
	Name:	Philip Austin Singleton, Jr.
	Title:	Founder and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Austin Singleton, Jr.	Founder, Chief Executive Officer and Director	December 17, 2021
Philip Austin Singleton, Jr.	(Principal Executive Officer)

/s/ Jack Ezzell	Chief Financial Officer	December 17, 2021
Jack Ezzell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Aisquith	President, Chief Operating Officer and Director	December 17, 2021
Anthony Aisquith

/s/ Christopher W. Bodine	Director	December 17, 2021
Christopher W. Bodine

/s/ Bari A. Harlam	Director	December 17, 2021
Bari A. Harlam

/s/ Jeffrey B. Lamkin	Director	December 17, 2021
Jeffrey B. Lamkin

/s/ Mitchell W. Legler	Chairman of the Board of Directors	December 17, 2021
Mitchell W. Legler

/s/ John F. Schraudenbach	Director	December 17, 2021
John F. Schraudenbach

/s/ Keith R. Style	Director	December 17, 2021
Keith R. Style

/s/ John G. Troiano	Director	December 17, 2021
John G. Troiano