Form 10-Q
period 2021-12-31
OneWater Marine Inc.
filed 2022-02-08
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021
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

The registrant had 13,852,296 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of January 24, 2022.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 17, 2021, and under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

•	global public health concerns, including the COVID-19 pandemic;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, same-store sales, income, financial condition, and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	competition;

•	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	effects of industry-wide supply chain challenges and our ability to manage our inventory;

•	our ability to retain key personnel;

•	environmental conditions and real or perceived human health or safety risks;

•	any potential tax savings we may realize as a result of our organizational structure;

•	uncertainty regarding our future operating results and profitability;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our stores, access to inventory and customer demand; and

•	plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, decline in demand for our products and services, the effects of the COVID-19 pandemic on the Company’s business, the seasonality and volatility of the boat industry, our acquisition strategies, the inability to comply with the financial and other covenants and metrics in our Credit Facilities, cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” and discussed elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2021 and discussed elsewhere in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)

	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash	$67,908	$62,606
Restricted cash	6,861	11,343
Accounts receivable, net	37,643	28,529
Inventories	248,212	143,880
Prepaid expenses and other current assets	34,321	34,580
Total current assets	394,945	280,938

Property and equipment, net	74,638	67,114
Operating lease right-of-use assets	118,054	89,141

Other assets:
Deposits	539	526
Deferred tax assets	32,956	29,110
Identifiable intangible assets	121,244	85,294
Goodwill	419,675	168,491
Total other assets	574,414	283,421
Total assets	$1,162,051	$720,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,262	$18,114
Other payables and accrued expenses	30,096	27,665
Customer deposits	56,986	46,610
Notes payable – floor plan	195,638	114,234
Current portion of operating lease liabilities	11,173	9,159
Current portion of long-term debt	19,420	11,366
Current portion of tax receivable agreement liability	915	482
Total current liabilities	347,490	227,630

Long-term Liabilities:
Other long-term liabilities	29,617	14,991
Tax receivable agreement liability	45,290	39,622
Noncurrent operating lease liabilities	107,452	80,464
Long-term debt, net of current portion and unamortized debt issuance costs	327,008	103,074
Total liabilities	856,857	465,781

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2021 and September 30, 2021	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 13,852,296 shares issued and outstanding as of December 31, 2021 and 13,276,538 issued and outstanding as of September 30, 2021	139	133
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of December 31, 2021 and 1,819,112 issued and outstanding as of September 30, 2021	14	18
Additional paid-in capital	166,411	150,825
Retained earnings	94,529	74,952
Total stockholders’ equity attributable to OneWater Marine Inc.	261,093	225,928
Equity attributable to non-controlling interests	44,101	28,905
Total stockholders’ equity	305,194	254,833
Total liabilities and stockholders’ equity	$1,162,051	$720,614

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenues
New boat	$236,198	$151,828
Pre-owned boat	53,449	38,580
Finance & insurance income	9,307	5,963
Service, parts & other	37,318	17,712
Total revenues	336,272	214,083

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	175,896	122,532
Pre-owned boat	39,370	30,452
Service, parts & other	20,041	8,663
Total cost of sales	235,307	161,647

Selling, general and administrative expenses	59,096	34,860
Depreciation and amortization	1,749	963
Transaction costs	3,045	200
Change in fair value of contingent consideration	5,746	377
Income from operations	31,329	16,036

Other expense (income)
Interest expense – floor plan	877	920
Interest expense – other	1,529	924
Other expense (income), net	548	(94)
Total other expense, net	2,954	1,750
Income before income tax expense	28,375	14,286
Income tax expense	4,889	2,511
Net income	23,486	11,775
Less: Net income attributable to non-controlling interests	-	-
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,467)	(3,987)
Net income attributable to OneWater Marine Inc	$20,019	$7,788

Earnings per share of Class A common stock – basic	$1.50	$0.72
Earnings per share of Class A common stock – diluted	$1.45	$0.71

Basic weighted-average shares of Class A common stock outstanding	13,380	10,776
Diluted weighted-average shares of Class A common stock outstanding	13,761	10,986

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
Balance at September 30, 2021	13,277	$133	1,819	$18	$150,825	$74,952	$28,905	$254,833
Net income	-	-	-	-	-	20,019	3,467	23,486
Distributions to members	-	-	-	-	-	(442)	(177)	(619)
Non-controlling interest in subsidiary	-	-	-	-	-	-	19,311	19,311
Exchange of B shares for A shares	389	4	(389)	(4)	7,405	-	(7,405)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(283)	-	-	(283)
Shares issued upon vesting of equity-based awards, net of tax withholding	53	1	-	-	(469)	-	-	(468)
Shares issued in connection with a business combination	133	1	-	-	6,833	-	-	6,834
Equity-based compensation	-	-	-	-	2,100	-	-	2,100
Balance at December 31, 2021	13,852	$139	1,430	$14	$166,411	$94,529	$44,101	$305,194

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
Balance at September 30, 2020	10,392	$104	4,583	$46	$105,947	$16,757	$50,433	$173,287
Net income	-	-	-	-	-	7,788	3,987	11,775
Distributions to members	-	-	-	-	-	-	(1,319)	(1,319)
Effect of September offering, including underwriter exercise of option to purchase shares	387	4	(387)	(4)	4,146	-	(4,256)	(110)
Exchange of B shares for A shares	88	1	(88)	(1)	916	-	(916)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(228)	-	-	(228)
Adjustment to adopt Topic 842	-	-	-	-	-	1,073	-	1,073
Equity-based compensation	-	-	-	-	1,078	-	-	1,078
Balance at December 31, 2020	10,867	$109	4,108	$41	$111,859	$25,618	$47,929	$185,556

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

For the Three Months Ended December 31	2021	2020

Cash flows from operating activities
Net income	$23,486	$11,775
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,749	963
Equity-based awards	2,100	1,078
Gain on asset disposals	(37)	(102)
Non-cash interest expense, net	200	191
Deferred income tax provision	1,659	(94)
Loss on change in fair value of contingent consideration	5,746	-
(Increase) decrease in assets:
Accounts receivable	240	4,089
Inventories	(71,660)	(40,576)
Prepaid expenses and other current assets	2,137	2,051
Deposits	(14)	(42)
Increase (decrease) in liabilities:
Accounts payable	13,911	(2,799)
Other payables and accrued expenses	(6,414)	(9,920)
Tax receivable agreement liability	313	-
Customer deposits	3,759	4,771
Net cash used in operating activities	(22,825)	(28,615)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(3,428)	(2,423)
Proceeds from disposal of property and equipment	6	91
Cash used in acquisitions	(278,798)	(77,631)
Net cash used in investing activities	(282,220)	(79,963)

Cash flows from financing activities
Net borrowings from floor plan	81,403	42,269
Proceeds from long-term debt	240,000	30,000
Payments on long-term debt	(5,507)	(211)
Payments of debt issuance costs	(3,979)	(252)
Payments of September 2020 offering costs	-	(540)
Payments of tax withholdings for equity-based awards	(468)	-
Distributions to members	(5,584)	(905)
Net cash provided by financing activities	305,865	70,361
Net change in cash	820	(38,217)
Cash and restricted cash at beginning of period	73,949	68,153
Cash and restricted cash at end of period	$74,769	$29,936

Supplemental cash flow disclosures
Cash paid for interest	$2,206	$1,653
Cash paid for income taxes	702	6,613

Noncash items
Acquisition purchase price funded by seller notes payable	$1,126	$2,056
Acquisition purchase price funded by contingent consideration	9,967	4,766
Accrued purchase consideration	5,353	3,719
Acquisition purchase price funded by issuance of Class A common stock	6,834	-
Purchase of property and equipment funded by long-term debt	231	833
Initial operating lease right-of-use assets for adoption of Topic 842	-	71,835
Right-of-use assets obtained in exchange for new operating lease liabilities	31,529	3,091
Distributions, declared not yet paid	-	414

OneWater Marine Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.	Description of Company and Basis of Presentation

Description of the Business

OneWater Marine Inc. (“OneWater Inc.”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization on February 11, 2020 into a holding company structure for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Marine Inc., the “Company”), OneWater Inc. is the holding company and its sole material asset is the equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations (“OWAO”), and its wholly-owned and majority-owned subsidiaries.

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of December 31, 2021, the Company operated a total of 75 retail locations, 8 distribution centers/warehouses and multiple online marketplaces in fifteen states, several of which are in the top twenty states for marine retail expenditures.

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

Sales of new boats from the Company’s top ten brands represent approximately 34.5% and 41.2% of total sales for the three months ended December 31, 2021 and 2020, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 14.1% and 13.7% of consolidated revenue for the three months ended December 31, 2021 and 2020, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its wholly-owned subsidiaries as well as majority-owned subsidiaries over which the Company exercises control, conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of economic interest not owned units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of December 31, 2021, OneWater Inc. owned 90.6% of the economic interest of OneWater LLC.

Additionally, the Company owns 80% of the economic interest of Quality Assets and Operations, over which the Company exercises control and the minority interest in this subsidiary has been recorded accordingly. See Note 4 for additional information regarding the acquisition.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, which do not include all the information and notes required by such accounting principles for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with OneWater Inc.’s Annual Report on Form 10-K for the year ended September 30, 2021. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable and revolving note payable with Truist Bank, seller notes payable and company vehicle notes payable. The carrying values approximate their fair values because of the nature of their terms and current market rates of these instruments.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and intangible assets are accounted for in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) 350, ‘‘Intangibles - Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accordance with ASC 350, Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. ASC 350 also states that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary.

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

Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.0 and $2.3 million as of December 31, 2021 and September 30, 2021, respectively. Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the items is transferred to the customer, which is typically upon shipment.

Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized and are included in selling, general and administrative expenses.

Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a charge back for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three months ended December 31, 2021.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel or part/accessory is transferred to the customer. The activity in customer deposits for the three months ended December 31, 2021 is as follows:

($ in thousands)	Three Months Ended December 31, 2021
Beginning contract liability	$46,610
Revenue recognized from contract liabilities included in the beginning balance	(27,465)
Increases due to cash received, net of amounts recognized in revenue during the period	37,841
Ending contract liability	$56,986

The following tables set forth percentages on the timing of revenue recognition for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Goods and services transferred at a point in time	93.2%	93.1%
Goods and services transferred over time	6.8%	6.9%
Total Revenue	100.0%	100.0%

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, those relating to inventory mark downs, certain assumptions related to intangible and long-lived assets, share based compensation, valuation of acquisition contingent consideration and accruals for expenses relating to business operations.

Segment Information

As of December 31, 2021 and September 30, 2021, the Company had one operating segment, marine retail. The marine retail segment consists of the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

3.	New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods. The Company adopted the new guidance in fiscal first quarter 2022. The adoption of the guidance did not have a material impact on the Company’s financial statement.

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

The results of operations of acquisitions are included in the accompanying unaudited condensed consolidated financial statements from the acquisition date. The purchase price of acquisitions is allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. For the fiscal first quarter 2022 acquisitions, the valuation of tangible assets, assumed liabilities and identifiable intangible assets are preliminary as the acquisitions are subject to certain customary closing and post-closing adjustments and certain valuations are not complete. Any changes to the value of identifiable intangible assets will be reclassified from goodwill upon the completion of the valuations.

Fiscal First Quarter 2022

For the three months ended December 31, 2021, the Company completed the following transactions:

•	On October 1, 2021, Naples Boat Mart with one location in Florida

•	On November 30, 2021, T-H Marine, a leading provider of branded marine parts and accessories, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas

•	On December 1, 2021, Norfolk Marine Company with one location in Virginia

•
On December 31, 2021, a majority interest in Quality Boats with three locations in Florida. The sellers retained a 20% economic interest in Quality Boats. The Company has the exclusive right, but not obligation, to acquire the remaining 20% interest at any time before January 1, 2027.

Consideration paid for the acquisitions was $302.1 million with $278.8 million paid at closing (net of cash acquired), $1.1 million financed through a note payable to the sellers bearing interest at a rate of 4.0% per year, estimated payments of $10.0 million in contingent consideration, $5.4 million in accrued purchase consideration and the remaining $6.8 million with the issuance of shares of Class A common stock. The notes are payable in one lump sum on December 1, 2024, with interest payments due quarterly. The estimated payments of contingent consideration are part of multiple earnouts varying from the achievement of certain post-acquisition increases in adjusted EBITDA of the Company to the generation of acquisition leads for the Company. The acquisition contingent consideration was developed using weighted average projections based on the Company’s historical experience, current forecasts for the industry and current expectations of the ability to generate viable acquisition leads. There are no minimum payouts on the acquisition contingent consideration and the maximum payout is $18.8 million.

The table below summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transaction:

Summary of Assets Acquired and Liabilities Assumed
($ in thousands)	T-H Marine	Quality Boats	Other Acquisitions	Total Acquisitions
Accounts receivable	$8,955	$-	$399	$9,354
Inventories	19,856	5,937	6,879	32,672
Prepaid expenses	1,547	187	56	1,790
Property and equipment	3,896	803	916	5,615
Operating lease right-of-use assets	5,960	428	-	6,388
Identifiable intangible assets	-	31,700	4,250	35,950
Goodwill	157,367	78,682	15,135	251,184
Accounts payable	(3,876)	(2,108)	(219)	(6,203)
Accrued expenses	(1,870)	-	(483)	(2,353)
Customer deposits	(394)	(3,997)	(2,227)	(6,618)
Operating lease liabilities	(5,960)	(428)	-	(6,388)
Aggregate acquisition date fair value	$185,481	$111,204	$24,706	$321,391

Consideration transferred	$185,481	$91,893	$24,706	$302,080
Fair value of non-controlling interests	-	19,311	-	19,311
Aggregate acquisition date fair value	$185,481	$111,204	$24,706	$321,391

Included in our results for the three months ended December 31, 2021, the acquisitions contributed $14.2 million to our consolidated revenue and $1.1 to our income before income tax expense, respectively. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $3.0 for the three months ended December 31, 2021. Comparatively, we recorded $0.2 million in acquisition related transaction costs for the three months ended December 31, 2020.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three month periods ended December 31, 2021 and 2020, had occurred on October 1, 2020:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
	($ in thousands)
	(Unaudited)
Pro forma revenue	$374,940	$318,198
Pro forma net income	$23,949	$17,803

The amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: the reversal of goodwill amortization under the Private Company Council accounting alternative and the payment of management fees. Certain acquired entities completed acquisitions during the periods presented, prior to our acquisition of the business. Their acquisitions are included in the results of their operations from the acquisition date forward but were not included on a pro forma basis. Pro forma net income has been tax affected based on the Company’s effective tax rate in the historical periods presented.

We expect substantially all of the goodwill related to completed acquisitions to be deductible for federal income tax purposes.

5.	Inventories

Inventories consisted of the following at:

($ in thousands)	December 31, 2021	September 30, 2021
New vessels	$177,814	$105,625
Pre-owned vessels	30,182	22,906
Work in process, parts and accessories	40,216	15,349
	$248,212	$143,880

6.	Goodwill and Other Identifiable Intangible Assets

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

($ in thousands)	Goodwill
Balance as of September 30, 2021	$168,491
Goodwill acquisitions during the three months ended December 31, 2021	251,184
Balance as of December 31, 2021	$419,675

($ in thousands)	Identifiable Intangible Assets
Balance as of September 30, 2021	$85,294
Acquired identifiable intangible assets during the three months ended December 31, 2021	35,950
Balance as of December 31, 2021	$121,244

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On December 29, 2021, the Company entered into the Seventh Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) to increase the maximum borrowing amount available to $500.0 million. The Inventory Financing Facility expires on December 1, 2023. The outstanding balance of the facility was $195.6 million and $114.2 million, as of December 31, 2021 and September 31, 2021, respectively.

On December 1, 2021, the Company entered into the Fifth Amendment to the Sixth Amended and Restated Inventory Financing Agreement to, among other things, increase the amount of Permitted Indebtedness to $380 million and to extend the term of the Inventory Financing Facility to January 1, 2022. The maximum borrowing amount available and interest rates remained unchanged.

On October 29, 2021, the Company entered into the Fourth Amendment to the Sixth Amended and Restated Inventory Financing Agreement, to, among other things, increase the amount of Permitted Indebtedness to $360 million and to extend the term of the Inventory Financing Facility to December 1, 2021. The maximum borrowing amount available and interest rates remained unchanged.

On September 23, 2021, the Company entered into the Third Amendment to the Sixth Amended and Restated Inventory Financing Agreement, to, among other things, address the future discontinuance of LIBOR by clarifying the mechanics related to the transition to a replacement benchmark rate and to extend the term of the Inventory Financing Facility to November 1, 2021. The maximum borrowing amount available remained unchanged

Effective October 1, 2021, interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of December 31, 2021 the interest rate on the Inventory Financing Facility ranged from 2.91% to 5.16% for new inventory and 3.16% to 5.41% for pre-owned inventory. As of September 30, 2021 the interest rate on the Inventory Financing Facility was calculated under the legacy London Inter-Bank Offering Rate and ranged from 3.08% to 5.33% for new inventory and 3.33% to 5.58% for pre-owned inventory. Borrowing capacity available at December 31, 2021 and September 30, 2021 was $304.4 million and $278.3 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) as well as a minimum Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at December 31, 2021.

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

The Credit Agreement is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The Credit Agreement is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The credit agreement also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at December 31, 2021.

Long-term debt consisted of the following at:

($ in thousands)	December 31, 2021	September 30, 2021
Term note payable to Truist Bank, secured and bearing interest at 3.0% at December 31, 2021 and 2.75% at September 30, 2021. The note requires quarterly principal payments, maturing with a full repayment on July 22, 2025	$301,903	$105,875
Revolving note payable for an amount up to $50.0 million to Truist Bank, secured and bearing interest at 3.0% at December 31, 2021. The note requires full repayment on July 22, 2025	40,000	-
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The note requires monthly installment payments of principal and interest ranging from $100 to $5,600 through July 2028	3,216	3,248
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on February 1, 2022	2,164	2,164
Note payable to Tom George Yacht Sales, Inc., unsecured and bearing interest at 5.5% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	2,056
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on February 1, 2022	1,920	1,920
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024	1,126	-
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note was repaid in full	-	1,271
Total debt outstanding	352,385	116,534
Less current portion (net of debt issuance costs)	(19,420)	(11,366)
Less unamortized portion of debt issuance costs	(5,957)	(2,094)
Long-term debt, net of current portion of unamortized debt issuance costs	$327,008	$103,074

9.	Stockholders’ and Members’ Equity

Equity-Based Compensation

We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,528,224. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

During the three months ended December 31, 2021, the Board approved the grant of 52,227 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2022 as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 200% of the target number of units depending upon achievement of the performance goals. Performance-based restricted stock units vest in three equal annual installments, commencing on September 30, 2022. Upon vesting, each performance-based restricted stock unit equals one share of common stock of the Company. As of December 31, 2021, the Company estimated achievement of the performance targets at 100%.

During the three months ended December 31, 2021, the Board approved the grant of 105,880 time-based restricted stock units. 13,062 restricted stock units fully vest on September 30, 2022 and the remaining 92,818 restricted stock units vest in three equal annual installments commencing on September 30, 2022.

Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the three-year vesting period. The Company recognized $2.1 million and $1.1 million of compensation expense for the three months ended December 31, 2021 and 2020, respectively, which includes $1.0 million and $0.4 million of compensation expense for the three months ended December 31, 2021 and 2020, respectively, for performance share units.

The following table further summarizes activity related to restricted stock units for the three months ended December 31, 2021:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2021	545,094	$22.68
Awarded	158,107	40.21
Vested	(64,704)	17.78
Forfeited	-	-
Unvested at December 31, 2021	638,497	$31.12

As of December 31, 2021, the total unrecognized compensation expense related to outstanding equity awards was $11.3 million, which the Company expects to recognize over a weighted-average period of 1.5 years.

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

The following table sets forth the calculation of earnings per share for the three months ended December 31, 2021 and 2020 (in thousands, except per share data):

Earnings per share:	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Numerator:
Net income attributable to OneWater Inc	$20,019	$7,788

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	13,380	10,776
Effect of dilutive securities:
Restricted stock units	381	210
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	13,761	10,986

Earnings per share of Class A common stock – basic	$1.50	$0.72
Earnings per share of Class A common stock – diluted	$1.45	$0.71

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Class B common stock	1,815	4,199
Restricted Stock Units	233	206
	2,048	4,405

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

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 299,505 shares of the Company’s Class A common stock may be issued under the ESPP, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan. As of December 31, 2021, there has not yet been an offering period under the ESPP.
Distributions
During the three months ended December 31, 2021, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

10.	Fair Value Measurements

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property, plant and equipment and other intangibles, those used in the reporting unit valuation in the annual goodwill impairment evaluation and those used in the valuation of contingent consideration.

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

The following tables summarize the Company’s financial liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2021 and September 30, 2021

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$27,785	$27,785

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$12,072	$12,072

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2021.

We estimate the fair value of contingent consideration using a probability-weighted discounted cash flow model based on forecasted future earnings or forecasted probabilities of producing acquisition leads. The acquisition contingent consideration liability has been accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The contingent consideration balance is recorded in other payables and accrued expenses and other long-term liabilities in the unaudited condensed consolidated balance sheets. Changes in fair value and net present value of contingent consideration are included in change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations. The fair value of contingent consideration is reassessed on a quarterly basis.

The following table sets forth the changes in fair value of our contingent consideration for the three months ended December 31, 2021:

($ in thousands)	Contingent Consideration
Balance as of September 30, 2021	$12,072
Additions from acquisitions	9,967
Settlement of contingent consideration	-
Change in fair value, including accretion	5,746
Balance as of December 31, 2021	$27,785

11.	Income Taxes

The Company is a corporation and, as a result is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.

Our effective tax rates of 17.2% and 17.6% for the three months ending December 31, 2021 and 2020, respectively, differ from statutory rates primarily due to earnings allocated to non-controlling interests.

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

As of December 31, 2021 and September 30, 2021, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2020. The Company is not currently under an income tax audit in any U.S. or state jurisdiction for any tax year.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of December 31, 2021 and September 30, 2021, our liability under the Tax Receivable Agreement was $46.2 million and $40.1 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

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

13.	Leases

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

14.	Related Party Transactions

In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. Total purchases incurred under these arrangements were $33.3 million and $15.1 million for the three months ended December 31, 2021 and 2020, respectively.

In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.7 million and $0.6 million for the three months ended December 31, 2021 and 2020, respectively.

In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. Total fees recorded under these arrangements were $0.1 million for each of the three months ended December 31, 2021 and 2020, respectively.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. Total payments recorded under these arrangements were $0.1 million for the three months ended December 31, 2021. No amounts were recorded under these arrangements for the three months ended December 31, 2020.

In connection with transactions noted above, the Company owed $7.2 million and $1.0 million as recorded within accounts payable as of December 31, 2021 and September 30, 2021, respectively. Additionally, the Company was due $0.1 million and $32,368 as recorded within accounts receivable as of December 31, 2021 and September 30, 2021, respectively.

15.	Subsequent Events

On February 1, 2022, the Company completed the acquisition of JIF Marine pursuant to the terms of the purchase agreement. The aggregate consideration is subject to customary post-closing adjustments and is not individually significant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the "Company," "we," "us," and "our" refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 17, 2021, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We believe that we are one of the largest and fastest-growing marine retailers in the United States with 75 retail locations, 8 distribution centers/warehouses and multiple online marketplaces as of December 31, 2021. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 13 out of the 18 markets in which we operate. In fiscal year 2021, we sold approximately 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we had otherwise established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enable us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 retail locations. Since the combination in 2014, we have acquired a total of 55 additional retail locations, 8 distribution centers/warehouses and multiple online marketplaces through 26 acquisitions. Our current portfolio of companies as of December 31, 2021 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing premium recreational marine retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new locations in select markets, we believe that it is generally more effective economically and operationally to acquire existing locations with experienced staff and established reputations.

The marine retail industry is highly fragmented, as evidenced by the over 4,000 boat dealers nationwide. Most competing boat retailers offer new boat sales, pre-owned boat sales, finance and insurance products, repair and maintenance services and parts and accessories and are operated by local business owners with three or fewer stores. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our store base, focus on high-margin products and services, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading boat retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

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

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the three months ended December 31, 2021 suggest that spending in all our regions and across product lines has proven resilient despite the challenges posed by the pandemic as customers have continued to focus on socially distanced outdoor recreations. The ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors including consumer demand, a possible resurgence of COVID-19, including variants of the virus in certain geographic areas, our ability to safely operate stores and the existence and extent of a prolonged economic downturn.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired a total of 55 additional retail locations, 8 distribution centers/warehouses and multiple online marketplaces through 26 acquisitions. Our team remains focused on expanding our retail locations in regions with strong boating cultures, enhancing the customer experience, and generating value for our shareholders. Additionally, we continue to evaluate acquisitions of companies who focus primarily on parts and accessory sales, further strengthening that area of our business.

We have an extensive acquisition track record within the marine retail industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves the acquired dealer’s customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. To date, 100% of our acquisitions have been sourced from inbound inquiries, and the number of annual inquiries we receive has consistently increased over time. Our strategy is to acquire stores at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired dealer groups for less than 4.0x EBITDA on a trailing twelve-month basis and believe that we will be able to continue to make attractive acquisitions within this range.

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

Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.0 million and $2.3 million as of December 31, 2021 and September 30, 2021, respectively. Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the items is transferred to the customer, which is typically upon shipment.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three months ended December 31, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales histories indicated that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. There are inherent uncertainties in assessing net realizable value as management must make assumptions and apply judgment to changes in the market, brands and other factors that drive consumer preferences and spending. We typically do not maintain a boat inventory reserve. The cost of parts and accessories is determined using the weighted average cost method. Inventory is reported net of write downs for obsolete and slow moving items of approximately $0.8 million at December 31, 2021 and September 30, 2021.

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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 13.9% and 11.1% to revenue in the three months ended December 31, 2021 and 2020, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 26.3% and 28.6% to gross profit in the three months ended December 31, 2021 and 2020, respectively. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of warrant liability, change in fair value of contingent consideration, loss on extinguishment of debt and transaction costs. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Fiscal First Quarter 2022 Acquisitions

•	Effective October 1, 2021, we acquired Naples Boat Mart, a full-service marine retailer with one location in Florida.

•	Effective November 30, 2021, we acquired T-H Marine, a leading provider of branded marine parts and accessories, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas.

•	Effective December 1, 2021, we acquired Norfolk Marine Company, a full-service marine retailer with one location in Virginia.

•	Effective December 31, 2021, we acquired a majority interest in Quality Boats, a full-service marine retailer with three locations in Florida.

We refer to the fiscal first quarter 2022 acquisitions described above collectively as the ‘‘2022 Acquisitions.’’ The acquisitions of Naples Boat Mart, T-H Marine and Norfolk Marine Company are partially reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2021. The majority interest in Quality Boats was not included in the unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 as the acquisition was completed on the last day of the period.

Fiscal First Quarter 2021 Acquisitions

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

We refer to the fiscal first quarter 2021 acquisitions described above collectively as the ‘‘2021 Acquisitions.’’ The Tom George Yacht Sales, Inc. acquisition is partially reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 and fully reflected for the three months ended December 31, 2021. The Walker Marine Group, Inc. and Roscioli Yachting Center, Inc. acquisitions were not included in the unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 as they were completed on the last day of the period but are fully reflected in the three months ended December 31, 2021.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc. was subject to U.S. federal, state and local taxes at an estimated blended statutory rate of 24.0% of pre-tax earnings for the three months ended December 31, 2021.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional SG&A expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended December 31, 2021, Compared to Three Months Ended December 31, 2020

	For the three months ended December 31, 2021		For the three months ended December 31, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$236,198	70.2%	$151,828	70.9%	$84,370	55.6%
Pre-owned boat	53,449	15.9%	38,580	18.0%	14,869	38.5%
Finance & insurance income	9,307	2.8%	5,963	2.8%	3,344	56.1%
Service, parts and other	37,318	11.1%	17,712	8.3%	19,606	110.7%
Total revenues	336,272	100.0%	214,083	100.0%	122,189	57.1%

Gross Profit
New boat	60,302	17.9%	29,296	13.7%	31,006	105.8%
Pre-owned boat	14,079	4.2%	8,128	3.8%	5,951	73.2%
Finance & insurance	9,307	2.8%	5,963	2.8%	3,344	56.1%
Service, parts & other	17,277	5.1%	9,049	4.2%	8,228	90.9%
Total gross profit	100,965	30.0%	52,436	24.5%	48,529	92.5%

Selling, general and administrative expenses	59,096	17.6%	34,860	16.3%	24,236	69.5%
Depreciation and amortization	1,749	0.5%	963	0.4%	786	81.6%
Transaction costs	3,045	0.9%	200	0.1%	2,845	1422.5%
Loss on contingent consideration	5,746	1.7%	377	0.2%	5,369	100.0%

Income from operations	31,329	9.3%	16,036	7.5%	15,293	95.4%

Interest expense - floor plan	877	0.3%	920	0.4%	(43)	-4.7%
Interest expense - other	1,529	0.5%	924	0.4%	605	65.5%
Other expense (income), net	548	0.2%	(94)	0.0%	642	-683.0%
Income before income tax expense	28,375	8.4%	14,286	6.7%	14,089	98.6%
Income tax expense	4,889	1.5%	2,511	1.2%	2,378	100.0%
Net income	23,486	7.0%	11,775	5.5%	11,711	99.5%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,467)		(3,987)
Net income attributable to One Water Marine Inc.	$20,019		$7,788

Revenue

Overall, revenue increased by $122.2 million, or 57.1%, to $336.3 million for the three months ended December 31, 2021 from $214.1 million for the three months ended December 31, 2020. Revenue generated from same-store sales increased 27.9% for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts and other sales. Overall revenue increased by $122.2 million as a result of a $59.6 million increase in same-store sales and a $62.6 million increase from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods.

New Boat Sales

New boat sales increased by $84.4 million, or 55.6%, to $236.2 million for the three months ended December 31, 2021 from $151.8 for the three months ended December 31, 2020. The increase was primarily attributable to our same-store sales growth, our acquisitions and an increase in our average unit price. We believe the increase in sales was primarily due to continued execution of operational improvements on previously acquired dealers, the mix of boat brands and models sold, and product improvements in the functionality of technology of boats which drove average unit prices higher. New boat unit sales for the three months ended December 31, 2021 as compared to December 31, 2020 were flat due to industry-wide inventory and supply chain constraints.

Pre-owned Boat Sales

Pre-owned boat sales increased by $14.9 million, or 38.5%, to $53.4 million for the three months ended December 31, 2021 from $38.6 million for the three months ended December 31, 2020. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned boat unit sales for the three months ended December 31, 2021 as compared to December 31, 2020 were flat due to industry-wide supply constraints. The average sales price per pre-owned unit for the three months ended December 31, 2021 increased largely due to the mix of pre-owned products, the composition of the brands and models sold during the period as well as the industry-wide supply restrictions.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $3.3 million, or 56.1%, to $9.3 million for the three months ended December 31, 2021 from $6.0 million for the three months ended December 31, 2020. The increase was primarily a result of the increase in same-store sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products held steady as a percentage of total revenue at 2.8% in the three months ended December 31, 2021 and 2020. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

Service, Parts & Other Sales

Service, parts & other sales increased by $19.6 million, or 110.7%, to $37.3 million for the three months ended December 31, 2021 from $17.7 million for the three months ended December 31, 2020. The increase in service, parts & other sales is primarily due to increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales and the impact of our 2021 and 2022 Acquisitions.

Gross Profit

Overall, gross profit increased by $48.5 million, or 92.5%, to $101.0 million for the three months ended December 31, 2021 from $52.4 million for the three months ended December 31, 2020. This increase was primarily due to our overall increase in same-store sales which was driven by increases in all revenue streams, the impact of the 2021 and 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins increased 550 basis points to 30.0% for the three months ended December 31, 2021 from 24.5% for the three months ended December 31, 2020 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $31.0 million, or 105.8%, to $60.3 million for the three months ended December 31, 2021 from $29.3 million for the three months ended December 31, 2020. This increase was primarily due to our overall increase in same-store sales. New boat gross profit as a percentage of new boat revenue was 25.5% for the three months ended December 31, 2021 as compared to 19.3% in the three months ended December 31, 2020. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations, our emphasis on expanding new boat gross profit margins amid the industry wide inventory and supply chain constraints.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $6.0 million, or 73.2%, to $14.1 million for the three months ended December 31, 2021 from $8.1 million for the three months ended December 31, 2020. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue primarily as a result of our same-store sales growth. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 26.3% and 21.1% for the three months ended December 31, 2021 and 2020, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $3.3 million, or 56.1%, to $9.3 million for the three months ended December 31, 2021 from $6.0 million for the three months ended December 31, 2020. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $8.2 million, or 90.9%, to $17.3 million for the three months ended December 31, 2021 from $9.0 million for the three months ended December 31, 2020. Service, parts & other gross profit as a percentage of service, parts & other revenue was 46.3% and 51.1% for the three months ended December 31, 2021 and 2020, respectively. The increase in gross profit was primarily the result of our same-store sales growth as well as the 2021 and 2022 acquisitions. The decrease in gross profit margin percentage was due to a shift in the mix of products sold towards parts & accessories which has a lower margin percentage than service and other sales.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $24.2 million, or 69.5%, to $59.1 million for the three months ended December 31, 2021 from $34.9 million for the three months ended December 31, 2020. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. The increase primarily consisted of a $17.0 million increase in personnel expenses. Selling, general & administrative expenses as a percentage of revenue increased to 17.6% from 16.3% for the three months ended December 31, 2021 and 2020, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher variable-based compensation expense as a result of the Company’s increased net profit margin.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million, or 81.6%, to $1.7 million for the three months ended December 31, 2021 compared to $1.0 million for the three months ended December 31, 2020. The increase in depreciation and amortization expense for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was primarily attributable to an increase in property and equipment from our 2021 Acquisitions.

Transaction Costs

The increase in transaction costs of $2.8 million, or 1,422.5%, to $3.0 million for the three months ended December 31, 2021 compared to $0.2 million for the three months ended December 31, 2020 was primarily attributable to expenses related to the 2022 Acquisitions.

Change in Fair Value of Contingent Consideration

During the three months ended December 31, 2021, we incurred an expense of $5.7 million related to updated forecasts and accretion of two contingent consideration liabilities for acquisitions completed in fiscal year 2021. During the three months ended December 31, 2020, we incurred expense of $0.4 million related to the settlement of contingent consideration from a fiscal year 2019 acquisition.

Income from Operations

Income from operations increased $15.3 million, or 95.4%, to $31.3 million for the three months ended December 31, 2021 compared to $16.0 million for the three months ended December 31, 2020. The increase was primarily attributable to the $48.5 million increase in gross profit for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, partially offset by a $24.2 million increase in selling, general & administrative expenses and a $5.4 million increase in change in fair value of contingent consideration during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan was flat at $0.9 million for each of the three months ended December 31, 2021 and December 31, 2020. Floor plan related interest expense remained flat despite our acquisitional growth due to reduced levels of inventory and elevated inventory turns.

Interest Expense – Other

Interest expense – other increased by $0.6 million, or 65.5%, to $1.5 million for the three months ended December 31, 2021 compared to $0.9 million for the three months ended December 31, 2020. The increase in interest expense – other was related to the increase in our long-term debt which was used to fund certain 2022 acquisitions.

Other Expense (Income), Net

Other expense (income), net decreased by $0.6 million to expense of $0.5 million for the three months ended December 31, 2021 compared to other income of $0.1 million for the three months ended December 31, 2020. The decrease was primarily due to the impact of tax rate changes on our tax receivable agreement liability.

Income Tax Expense

Income tax expense increased $2.4 million, or 94.7%, to $4.9 million for the three months ended December 31, 2021 compared to $2.5 million for the three months ended December 31, 2020. The increase was primarily attributable to the 98.6% increase in income before income tax expense for the three months ended December 31, 2021 as compared to December 31, 2020.

Net Income

Net income increased by $11.7 million to $23.5 million for the three months ended December 31, 2021 compared to $11.8 million for the three months ended December 31, 2020. The increase was primarily attributable to the $48.5 million increase in gross profit for the three months ended December 31, 2021 compared to December 31, 2020. The increase was partially offset by the $24.2 million increase in selling, general & administrative expenses and the $5.4 million increase in change in fair value of contingent consideration for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Comparison of Non-GAAP Financial Measure

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of warrant liability, change in fair value of contingent consideration, loss on extinguishment of debt and transaction costs.

Our board of directors, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the fair value adjustment of the warrants, change in fair value of contingent consideration, gain (loss) on extinguishment of debt and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented.

Three Months Ended December 31, 2021, Compared to Three Months Ended December 31, 2020

	Three months ended December 31,
Description	2021	2020
	($ in thousands)
Net income	$23,486	$11,775
Interest expense – other	1,529	924
Income tax expense	4,889	2,511
Depreciation and amortization	1,749	963
Change in fair value of contingent consideration	5,746	377
Transaction costs	3,045	200
Other expense (income), net	548	(94)
Adjusted EBITDA	$40,992	$16,656

Adjusted EBITDA was $41.0 million for the three months ended December 31, 2021 compared to $16.7 million for the three months ended December 31, 2020. The increase in Adjusted EBITDA resulted primarily from our 27.9% increase in same-store sales growth for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, combined with the results of our ability to increase gross profit margins and control selling, general and administrative expenses.

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

Our cash needs are primarily for growth through acquisitions and working capital to support our operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, we believe we will have adequate cash flow from operations, borrowings under our Credit Facilities and proceeds from any future issuances of debt or equity to fund our current operations, and essential capital expenditures and acquisitions for the next twelve months and beyond.

Cash needs for acquisitions have historically been financed with our credit facilities, including the Credit Facility and cash generated from operations. Our ability to utilize the Credit Facility to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of December 31, 2021, we were in compliance with all covenants under the Credit Facility and the Inventory Financing Facility.

We have no material off balance sheet arrangements, except for purchase commitments under supply agreements entered into in the normal course of business.

Cash Flows

Analysis of Cash Flow Changes Between the Three Months Ended December 31, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:

	Three Months ended December 31,
Description	2021	2020	Change
	($ in thousands)
Net cash used in operating activities	$(22,825)	$(28,615)	$5,790
Net cash used in investing activities	(282,220)	(79,963)	(202,257)
Net cash provided by financing activities	305,865	70,361	235,504
Net change in cash	$820	$(38,217)	$39,037

Operating Activities. Net cash used in operating activities was $22.8 million for the three months ended December 31, 2021 compared to net cash used in operating activities of $28.6 million for the three months ended December 31, 2020. The $5.8 million decrease in cash used in operating activities was primarily attributable to a $16.7 million increase in the change in accounts payable, an $11.7 million increase in net income and a $5.8 million increase in loss on change in fair value of contingent consideration for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This amount was partially offset by an $31.7 million increase in the change in inventory for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.

Investing Activities. Net cash used in investing activities was $282.2 million for the three months ended December 31, 2021 compared to net cash used in investing activities of $80.0 million for the three months ended December 31, 2020. The $202.3 million increase in cash used in investing activities was primarily attributable to a $201.2 million increase in cash used in acquisitions for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.

Financing Activities. Net cash provided by financing activities was $305.9 million for the three months ended December 31, 2021 compared to net cash provided by financing activities of $70.4 million for the three months ended December 31, 2020. The $235.5 million increase in financing cash flow was primarily attributable to a $210.0 million increase in borrowings on long-term debt and a $39.1 million increase in net borrowings on our Inventory Financing Facility for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.

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

On November 30, 2021, we entered into the Incremental Amendment No. 2 (the “Second Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan (the “Second Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $200.0 million, which will be added to, and constitute a part of, the existing $110.0 million term loan. The Second Incremental Term Loan is on the same terms (including interest rates, but excluding upfront fees, original issue discount and other similar amounts) applicable to the existing term loan under the Credit Facility and the other loan documents. As provided for by the Second Incremental Amendment, the proceeds of the Second Incremental Term Loan were used to finance the Company’s acquisition of T-H Marine. The maturity date for the Second Incremental Term Loan is the earlier of (i) July 22, 2025 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the Credit Facility. The Second Incremental Amendment further provides for a $20.0 million increase in the existing revolving commitment (the “Incremental Revolving Increase”), which was added to, and constitutes a part of, the existing $30.0 million revolving commitment. The Incremental Revolving Increase constitutes a single class of revolving commitments with the existing revolving commitment. The Incremental Revolving Increase is secured by identical collateral and guaranties on identical terms as the existing revolving commitment. The maturity date for the Incremental Revolving Increase is the earlier of (i) July 22, 2025 and (ii) the date on which the Revolving Commitments (as defined in the Credit Facility) are terminated pursuant to the terms of the Credit Facility. As of December 31, 2021, we had $301.9 million outstanding under the term loan and $40.0 million outstanding under the revolving credit facility.

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

Inventory Financing Facility

On June 14, 2018, OneWater LLC and certain of its subsidiaries entered into the Inventory Financing Facility. On September 21, 2018, OneWater LLC and certain of our subsidiaries entered into the First Amendment to the Fourth Amended and Restated Inventory Financing Agreement, which, among other things, increased the maximum amount of borrowing available under the Inventory Financing Facility from $200.0 million to $275.0 million. On April 5, 2019, OneWater LLC and certain of its subsidiaries further amended the Inventory Financing Facility to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $275.0 million to $292.5 million. On November 26, 2019, OneWater LLC and certain of its subsidiaries entered into the Fifth Amended and Restated Inventory Financing Agreement with Wells Fargo to, among other things, increase the maximum amount of borrowing available under the Inventory Financing Facility from $292.5 million to $392.5 million.

Effective February 11, 2020, in connection with the IPO, OneWater Inc. and certain of its subsidiaries entered into the Sixth Amended and Restated Inventory Financing Agreement with Wells Fargo (as amended, the “ Sixth Inventory Financing Facility”), which amended and restated the Fifth Amended and Restated Inventory Financing Agreement, dated as of November 26, 2019, to, among other things, permit certain payments and transactions contemplated by or in connection with the IPO, including payments under the Tax Receivable Agreement. The maximum amount of borrowing available, interest rates and the termination date of the Inventory Financing Facility remained unchanged.

On July 22, 2020, the Company, OneWater LLC, Opco and certain of Opco’s subsidiaries entered into the First Amendment (the “First Amendment”) to the Sixth Inventory Financing Facility. The First Amendment amended the Sixth Inventory Financing Facility, to, among other things, address the Refinancing, permit the amount of indebtedness allowed under the Credit Facility to be $160.0 million (which includes the potential for a $50.0 million increase under the Credit Facility), permit the payment of fees and expenses in connection with the termination of the Term and Revolver Credit Facility and the payment of present and future transaction costs incurred in connection with the negotiation, closing and ongoing administration of the Credit Facility.

On December 10, 2020, the Company and certain of its subsidiaries entered into the Second Amendment to the Sixth Inventory Financing Facility to change certain compliance reporting from weekly to monthly. The maximum borrowing amount available, interest rates and the termination date of the agreement remained unchanged.

On September 23, 2021, the Company entered into the Third Amendment to the Sixth Inventory Financing Facility, (the “Third Amendment”), to, among other things, address the future discontinuance of LIBOR by clarifying the mechanics related to the transition to a replacement benchmark rate and to extend the term of the Sixth Inventory Financing Facility to November 1, 2021. The maximum borrowing amount available remained unchanged. The Sixth Inventory Financing Facility is used to purchase new and pre-owned inventory (boats, engines, and trailers).

On October 29, 2021, the Company entered into the Fourth Amendment to the Sixth Inventory Financing Facility to (a) increase the amount of Permitted Indebtedness (as defined in the Sixth Inventory Financing Facility) to $360.0 million and (b) extend the term of the Sixth Inventory Financing Facility to December 1, 2021.

On December 1, 2021, the Company entered into the Fifth Amendment the Sixth Inventory Financing Facility to (a) increase the amount of Permitted Indebtedness (as defined in the Sixth Inventory Financing Facility) to $380.0 million and (b) extend the term of the Sixth Inventory Financing Facility to January 1, 2022.

On December 29, 2021, the Company entered into the Seventh Amended and Restated Inventory Financing Agreement (the “Inventory Financing Facility”) to increase the maximum borrowing amount available to $500.0 million. The Inventory Financing Facility Expires on December 1, 2023.

Prior to October 1, 2021, the interest rate for amounts outstanding under the Sixth Inventory Financing Facility was calculated using the one month LIBOR plus an applicable margin of 2.75% to 5.00% for new boats and at the new boat rate plus 0.25% for pre-owned boats. Loans were extended from time to time to enable us to purchase inventory from certain manufacturers and to lease certain boats and related parts to customers. The applicable financial terms, curtailment schedule and maturity for each loan was set forth in separate program terms letters entered into from time to time. The collateral for the Sixth Inventory Financing Facility consisted primarily of our inventory that was financed through the Sixth Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that underlies the Credit Facility.

Effective October 1, 2021, interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%.

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

As of December 31, 2021 and September 30, 2021, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $195.6 million and $114.2 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of December 31, 2021 and September 30, 2021, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 2.2% and 2.0%, respectively. As of December 31, 2021 and September 30, 2021, our additional available borrowings under our Inventory Financing Facility were $304.4 million and $278.3 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of December 31, 2021, we were in compliance with all covenants under the Inventory Financing Facility.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of December 31, 2021, our indebtedness associated with our 4 acquisition notes payable totaled an aggregate of $7.3 million with a weighted average interest rate of 5.1% per annum. As of December 31, 2021, the principal amount outstanding under these acquisition notes payable ranged from $1.1 million to $2.2 million, and the maturity dates ranged from February 1, 2022 to December 1, 2024.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $103,000, and mature on dates between February 2022 to June 2028. As of December 31, 2021, we had $3.2 million outstanding under the commercial vehicles notes payable.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $195.6 million as of December 31, 2021, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of $2.0 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Credit Facility is calculated using the one-month LIBOR (with a 0.75% floor) plus an applicable margin. Based on an outstanding balance of $301.9 million and the one-month LIBOR as of December 31, 2021, an increase of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.1 million. A basis points reduction in the underlying interest rate would not have caused a change in interest expense. We do not currently hedge our interest rate exposure.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met and to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 17, 2021, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 17, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

ONEW 10-Q Exhibit Table

Exhibit No.	Description
2.1
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

10.2
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

10.3
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

10.4
Seventh Amended and Restated Inventory Financing Agreement, dated as of December 29, 2021, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on January 4, 2022).

10.5
Fourth Amended and Restated Guaranty, dated December 29, 2021, entered into by Anthony Aisquith, for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on January 4, 2022).

10.6
Fourth Amended and Restated Guaranty, dated December 29, 2021, entered into by Philip Austin Singleton, Jr., for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on January 4, 2022).

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

February 8, 2022