Form 10-Q
period 2022-03-31
OneWater Marine Inc.
filed 2022-05-10
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

The registrant had 14,133,130 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of April 28, 2022.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

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

•
general economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, fuel prices, inflation, levels of discretionary income, consumer spending patterns and uncertainty regarding the timing, pace and extent of an economic recovery in the United States;

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

•	global public health concerns, including the COVID-19 pandemic;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, same-store sales, income, financial condition, and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	competition;

•	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	effects of industry-wide supply chain challenges and our ability to manage our inventory;

•	our ability to retain key personnel and the effects of labor shortages;

•	environmental conditions and real or perceived human health or safety risks;

•	any potential tax savings we may realize as a result of our organizational structure;

•	uncertainty regarding our future operating results and profitability;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our stores, access to inventory and customer demand; and

•	plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical.

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)

	March 31, 2022	September 30, 2021
Assets
Current assets:
Cash	$83,030	$62,606
Restricted cash	5,927	11,343
Accounts receivable, net	82,725	28,529
Inventories	293,170	143,880
Prepaid expenses and other current assets	50,926	34,580
Total current assets	515,778	280,938

Property and equipment, net	77,658	67,114
Operating lease right-of-use assets	119,675	89,141

Other assets:
Deposits	572	526
Deferred tax assets	31,152	29,110
Identifiable intangible assets, net	231,124	85,294
Goodwill	313,460	168,491
Total other assets	576,308	283,421
Total assets	$1,289,419	$720,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,858	$18,114
Other payables and accrued expenses	46,909	27,665
Customer deposits	63,514	46,610
Notes payable – floor plan	254,853	114,234
Current portion of operating lease liabilities	11,660	9,159
Current portion of long-term debt	17,294	11,366
Current portion of tax receivable agreement liability	915	482
Total current liabilities	439,003	227,630

Long-term Liabilities:
Other long-term liabilities	26,060	14,991
Tax receivable agreement liability	45,290	39,622
Noncurrent operating lease liabilities	108,683	80,464
Long-term debt, net of current portion and unamortized debt issuance costs	321,448	103,074
Total liabilities	940,484	465,781

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and September 30, 2021	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 13,879,290 shares issued and outstanding as of March 31, 2022 and 13,276,538 issued and outstanding as of September 30, 2021	139	133
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of March 31, 2022 and 1,819,112 issued and outstanding as of September 30, 2021	14	18
Additional paid-in capital	168,095	150,825
Retained earnings	130,560	74,952
Total stockholders’ equity attributable to OneWater Marine Inc.	298,808	225,928
Equity attributable to non-controlling interests	50,127	28,905
Total stockholders’ equity	348,935	254,833
Total liabilities and stockholders’ equity	$1,289,419	$720,614

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues
New boat	$290,020	$239,654	$526,218	$391,482
Pre-owned boat	75,854	56,082	129,303	94,662
Finance & insurance income	14,948	11,789	24,255	17,752
Service, parts & other	61,305	22,086	98,623	39,798
Total revenues	442,127	329,611	778,399	543,694

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	208,606	187,147	384,502	309,679
Pre-owned boat	55,959	42,548	95,329	73,000
Service, parts & other	35,020	11,130	55,061	19,793
Total cost of sales	299,585	240,825	534,892	402,472

Selling, general and administrative expenses	75,492	48,348	134,588	83,208
Depreciation and amortization	4,727	1,378	6,476	2,341
Transaction costs	776	368	3,821	568
Change in fair value of contingent consideration	2,158	-	7,904	377
Income from operations	59,389	38,692	90,718	54,728

Other expense (income)
Interest expense – floor plan	1,048	330	1,925	1,250
Interest expense – other	3,097	1,215	4,626	2,139
Other expense (income), net	109	5	657	(89)
Total other expense, net	4,254	1,550	7,208	3,300
Income before income tax expense	55,135	37,142	83,510	51,428
Income tax expense	12,781	6,550	17,670	9,061
Net income	42,354	30,592	65,840	42,367
Less: Net income attributable to non-controlling interests	1,011	-	1,011	-
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	5,046	10,117	8,513	14,104
Net income attributable to OneWater Marine Inc.	$36,297	$20,475	$56,316	$28,263

Earnings per share of Class A common stock – basic	$2.62	$1.88	$4.14	$2.61
Earnings per share of Class A common stock – diluted	$2.54	$1.83	$4.02	$2.55

Basic weighted-average shares of Class A common stock outstanding	13,864	10,901	13,619	10,838
Diluted weighted-average shares of Class A common stock outstanding	14,272	11,171	14,017	11,083

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at September 30, 2021	13,277	$133	1,819	$18	$150,825	$74,952	$28,905	$254,833
Net income	-	-	-	-	-	20,019	3,467	23,486
Distributions to members	-	-	-	-	-	(442)	(177)	(619)
Non-controlling interest in subsidiary	-	-	-	-	-	-	19,311	19,311
Exchange of B shares for A shares	389	4	(389)	(4)	7,405	-	(7,405)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(283)	-	-	(283)
Shares issued upon vesting of equity-based awards, net of tax withholding	53	1	-	-	(469)	-	-	(468)
Shares issued in connection with a business combination	133	1	-	-	6,833	-	-	6,834
Equity-based compensation	-	-	-	-	2,100	-	-	2,100
Balance at December 31, 2021	13,852	$139	1,430	$14	$166,411	$94,529	$44,101	$305,194
Net income	-	-	-	-	-	36,297	6,057	42,354
Distributions to members	-	-	-	-	-	(266)	(605)	(871)
Exchange of B shares for A shares	-	-	-	-	(574)	-	574	-
Shares issued upon vesting of equity-based awards, net of tax withholding	27	-	-	-	(455)	-	-	(455)
Equity-based compensation	-	-	-	-	2,713	-	-	2,713
Balance at March 31, 2022	13,879	$139	1,430	$14	$168,095	$130,560	$50,127	$348,935

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at September 30, 2020	10,392	$104	4,583	$46	$105,947	$16,757	$50,433	$173,287
Net income	-	-	-	-	-	7,788	3,987	11,775
Distributions to members	-	-	-	-	-	-	(1,319)	(1,319)
Effect of September offering, including underwriter exercise of option to purchase shares	387	4	(387)	(4)	4,146	-	(4,256)	(110)
Exchange of B shares for A shares	88	1	(88)	(1)	916	-	(916)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(228)	-	-	(228)
Adjustment to adopt Topic 842	-	-	-	-	-	1,073	-	1,073
Equity-based compensation	-	-	-	-	1,078	-	-	1,078
Balance at December 31, 2020	10,867	$109	4,108	$41	$111,859	$25,618	$47,929	$185,556
Net income	-	-	-	-	-	20,475	10,117	30,592
Distributions to members	-	-	-	-	-	(61)	(140)	(201)
Exchange of B shares for A shares	37	-	(37)	-	558	-	(558)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(6)	-	-	(6)
Shares issued upon vesting of equity-based awards, net of tax withholding	64	1	-	-	(450)	-	-	(449)
Equity-based compensation	-	-	-	-	1,127	-	-	1,127
Balance at March 31, 2021	10,968	$110	4,071	$41	$113,088	$46,032	$57,348	$216,619

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

For the Six Months Ended March 31	2022	2021

Cash flows from operating activities
Net income	$65,840	$42,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,541	2,341
Equity-based awards	4,813	2,205
Gain on asset disposals	(14)	(136)
Non-cash interest expense	626	393
Deferred income tax provision	3,463	1,787
Loss on change in fair value of contingent consideration	7,904	-
(Increase) decrease in assets:
Accounts receivable	(44,119)	(22,417)
Inventories	(113,879)	(30,551)
Prepaid expenses and other current assets	(14,189)	1,083
Deposits	(50)	(128)
Increase (decrease) in liabilities:
Accounts payable	26,363	12,971
Other payables and accrued expenses	4,810	(126)
Tax receivable agreement liability	313	-
Customer deposits	8,156	20,792
Net cash (used in) provided by operating activities	(43,422)	30,581

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(7,993)	(5,126)
Proceeds from disposal of property and equipment	22	118
Cash used in acquisitions	(288,894)	(85,499)
Net cash used in investing activities	(296,865)	(90,507)

Cash flows from financing activities
Net borrowings from floor plan	140,619	55,751
Proceeds from long-term debt	240,000	30,000
Payments on long-term debt	(13,842)	(3,334)
Payments of debt issuance costs	(4,053)	(653)
Payments of September 2020 offering costs	-	(540)
Payments of contingent consideration	(53)	-
Payments of tax withholdings for equity-based awards	(923)	(449)
Distributions to members	(6,453)	(1,520)
Net cash provided by financing activities	355,295	79,255
Net change in cash	15,008	19,329
Cash and restricted cash at beginning of period	73,949	68,153
Cash and restricted cash at end of period	$88,957	$87,482

Supplemental cash flow disclosures
Cash paid for interest	$5,925	$2,996
Cash paid for income taxes	6,310	7,480

Noncash items
Acquisition purchase price funded by seller notes payable	$1,126	$2,056
Acquisition purchase price funded by contingent consideration	15,321	5,482
Acquisition purchase price funded by issuance of Class A common stock	6,834	-
Purchase of property and equipment funded by long-term debt	529	1,280
Initial operating lease right-of-use assets for adoption of Topic 842	-	71,835
Right-of-use assets obtained in exchange for new operating lease liabilities	36,174	17,131

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

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of March 31, 2022, the Company operated a total of 75 retail locations, 10 distribution centers/warehouses and multiple online marketplaces in sixteen states, several of which are in the top twenty states for marine retail expenditures.

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

Sales of new boats from the Company’s top ten brands represent approximately 43.8% and 39.8% of total sales for the six months ended March 31, 2022 and 2021, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 15.1% and 15.7% of our consolidated revenue for the six months ended March 31, 2022 and 2021, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its wholly-owned subsidiaries as well as majority-owned subsidiaries over which the Company exercises control, conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of March 31, 2022, OneWater Inc. owned 90.7% of the economic interest of OneWater LLC.

Commencing December 31, 2021, the Company owns 80% of the economic interest of Quality Assets and Operations, over which the Company exercises control and the minority interest in this subsidiary has been recorded accordingly. See Note 4 for additional information regarding the acquisition.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. The cost of manufactured and assembled parts and accessories is determined using standard costing. The cost of acquired parts and accessories is determined using the weighted average cost method.

Goodwill and Other Identifiable Intangible Assets

Goodwill and intangible assets are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, ‘‘Intangibles - Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accordance with ASC 350, Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. ASC 350 also states that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary.

Identifiable intangible assets consist of trade names, design libraries and customer relationships related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Design libraries and customer relationships are amortized over their estimated useful lives of ten years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was approximately $2.6 million for the three and six months ended March 31, 2022. No expense was recorded for the three and six months ended March 31, 2021.

Sales Tax

The Company collects sales tax on all of the Company’s sales to nonexempt customers and remits the entire amount to the states that imposed the sales tax on and concurrent with specific sales transactions. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.

Revenue Recognition

Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance or delivery. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits at such time. We are the principal with respect to revenue from new, pre-owned and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.

Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the items is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.1 and $2.3 million as of March 31, 2022 and September 30, 2021, respectively.

Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized and are included in selling, general and administrative expenses.

Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2022 and 2021.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel or part/accessory is transferred to the customer. The activity in customer deposits for the three and six months ended March 31, 2022 is as follows:

($ in thousands)	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Beginning contract liability	$56,986	$46,610
Revenue recognized from contract liabilities included in the beginning balance	(30,334)	(37,251)
Increases due to cash received, net of amounts recognized in revenue during the period	36,862	54,155
Ending contract liability	$63,514	$63,514

The following tables set forth percentages on the timing of revenue recognition for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Goods and services transferred at a point in time	95.2%	94.5%
Goods and services transferred over time	4.8%	5.5%
Total Revenue	100.0%	100.0%

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Goods and services transferred at a point in time	94.3%	94.2%
Goods and services transferred over time	5.7%	5.8%
Total Revenue	100.0%	100.0%

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

Segment Information

As of March 31, 2022 and September 30, 2021, the Company had one operating segment, marine retail. The marine retail segment consists of the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

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

The results of operations of acquisitions are included in the accompanying unaudited condensed consolidated financial statements from the acquisition date. The purchase price of acquisitions is allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. For acquisitions of Quality Boats and YakGear, the valuation of tangible assets, assumed liabilities and identifiable intangible assets are preliminary as the acquisitions are subject to certain customary closing and post-closing adjustments and certain valuations are not complete. Any changes to the value of identifiable intangible assets will be reclassified from goodwill upon the completion of the valuations.

For the six months ended March 31, 2022, the Company completed the following transactions:

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

•	On February 1, 2022, JIF Marine, a leading supplier of stainless steel ladders, dock products and other accessories which is based in Tennessee

•	On March 1, 2022, YakGear, a leading supplier of kayak equipment, paddle sports accessories and boat mounting accessories which is based in Texas

Consideration paid for the acquisitions was $312.2 million with $288.9 million paid at closing (net of cash acquired), $1.1 million financed through a note payable to the sellers bearing interest at a rate of 4.0% per year, estimated payments of $15.3 million in contingent consideration and the remaining $6.8 million with the issuance of shares of Class A common stock. The notes are payable in one lump sum on December 1, 2024, with interest payments due quarterly. The estimated payments of contingent consideration are part of multiple earnouts varying from the achievement of certain post-acquisition increases in adjusted EBITDA to the generation of acquisition leads for the Company. The acquisition contingent consideration was developed using weighted average projections based on the Company’s historical experience, current forecasts for the industry and current expectations of the ability to generate viable acquisition leads. The minimum payout on acquisition contingent consideration is $5.9 million and the maximum payout is $24.7 million.

The table below summarizes the fair values (Quality Boats and YakGear are preliminary) of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired and Liabilities Assumed
($ in thousands)	T-H Marine	Quality Boats	Other Acquisitions	Total Acquisitions
Accounts receivable	$8,955	$-	$1,122	$10,077
Inventories	19,856	5,937	9,618	35,411
Prepaid expenses	1,547	54	370	1,971
Property and equipment	3,896	803	1,227	5,926
Operating lease right-of-use assets	5,960	428	218	6,606
Identifiable intangible assets	105,500	31,700	11,276	148,476
Goodwill	51,694	78,682	14,594	144,970
Accounts payable	(3,876)	-	(471)	(4,347)
Accrued expenses	(1,697)	-	(553)	(2,250)
Customer deposits	(394)	(5,047)	(3,307)	(8,748)
Operating lease liabilities	(5,960)	(428)	(218)	(6,606)
Aggregate acquisition date fair value	$185,481	$112,129	$33,876	$331,486

Consideration transferred	$185,481	$92,818	$33,876	$312,175
Fair value of non-controlling interests	-	19,311	-	19,311
Aggregate acquisition date fair value	$185,481	$112,129	$33,876	$331,486

Included in our results for the three and six months ended March 31, 2022, the acquisitions contributed $72.4 million and $86.6 million to our consolidated revenue and $12.2 million and $13.3 to our income before income tax expense, respectively. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.7 million and $3.7 million for the three and six months ended March 31, 2022, respectively. Comparatively, we recorded $0.4 million and $0.6 million in acquisition related transaction costs for the three and six months ended March 31, 2021, respectively.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six month periods ended March 31, 2022 and 2021 had occurred on October 1, 2020:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	($ in thousands)
	(Unaudited)
Pro forma revenue	$443,901	$413,583
Pro forma net income	$42,583	$40,468

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
	($ in thousands)
	(Unaudited)
Pro forma revenue	$821,412	$734,457
Pro forma net income	$66,257	$58,019

The amounts have been calculated by applying our accounting policies and estimates. Certain acquired entities completed acquisitions during the periods presented, prior to our acquisition of the business. Their acquisitions are included in the results of their operations from the acquisition date forward but were not included on a pro forma basis. Pro forma net income has been tax affected based on the Company’s effective tax rate in the historical periods presented.

We expect substantially all of the goodwill related to completed acquisitions to be deductible for federal income tax purposes.

5.	Inventories

Inventories consisted of the following at:

($ in thousands)	March 31, 2022	September 31, 2021
New vessels	$213,420	$105,625
Pre-owned vessels	32,532	22,906
Work in process, parts and accessories	47,218	15,349
	$293,170	$143,880

6.	Goodwill and Other Identifiable Intangible Assets

Our acquisitions have resulted in the recording of goodwill and other identifiable intangible assets. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Identifiable intangible assets consist of trade names, design libraries and customer relationships related to the acquisitions the Company has completed. The changes in goodwill and identifiable intangible assets are as follows:

($ in thousands)	Goodwill	Trade Names	Design Libraries	Customer Relationships	Total Identifiable Intangible Assets, net
	Unamortized	Unamortized	Amortized	Amortized
Net balance as of September 30, 2021	$168,491	$85,294	$-	$-	$85,294
Acquisitions during the six months ended March 31, 2022	144,969	66,571	14,050	67,855	148,476
Accumulated amortization for the six months ended March 31, 2022	-	-	(454)	(2,192)	(2,646)
Net balance as of March 31, 2022	$313,460	$151,865	$13,596	$65,663	$231,124

Amortization expense was $2.6 million for the three and six months ended March 31, 2022 and is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations.

The following table summarizes the expected amortization expense for fiscal years 2022 through 2026 and thereafter (Dollars in thousands):

2022 (excluding the six months ended March 31, 2022)	$4,095
2023	8,190
2024	8,190
2025	8,190
2026	8,190
Thereafter	42,404
$79,259

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On December 29, 2021, the Company and certain of its subsidiaries entered into the Seventh Amended and Restated Inventory Financing Agreement (as amended, the “Inventory Financing Facility”) with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available to $500.0 million. The Inventory Financing Facility expires on December 1, 2023. The outstanding balance of the facility was $254.9 million and $114.2 million, as of March 31, 2022 and September 31, 2021, respectively.

Effective October 1, 2021, interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of March 31, 2022 the interest rate on the Inventory Financing Facility ranged from 3.02% to 5.27% for new inventory and 3.27% to 5.52% for pre-owned inventory. As of September 30, 2021 the interest rate on the Inventory Financing Facility was calculated under the legacy London Inter-Bank Offering Rate and ranged from 3.08% to 5.33% for new inventory and 3.33% to 5.58% for pre-owned inventory. Borrowing capacity available at March 31, 2022 and September 30, 2021 was $245.1 million and $278.3 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) as well as a minimum Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at March 31, 2022.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.

8.	Long-term Debt and Line of Credit

On November 30, 2021, the Company and certain of its subsidiaries entered into an Incremental Amendment No. 2 (the “Second Amendment”) to the Credit Facility (as defined below) with Truist Bank. The Second Amendment amends the Credit Facility to, among other things, provide for an incremental term loan (the “Incremental Term Loan) in an aggregate principal amount equal to $200.0 million, which will be added to, and constitute part of, the existing $110.0 million term loan and will be on the same terms applicable to the existing term loan under the Credit Facility. Additionally, the Second Amendment further provides a $20.0 million increase in the revolving commitment, which will be added to, and constitute part of, the existing $30.0 revolving commitment.

The Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory or certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants as of March 31, 2022.

Long-term debt consisted of the following at:

($ in thousands)	March 31, 2022	September 30, 2021
Term note payable to Truist Bank, secured and bearing interest at 3.0% at March 31, 2022 and 2.75% at September 30, 2021. The note requires quarterly principal payments, maturing with a full repayment on July 22, 2025	$297,930	$105,875
Revolving note payable for an amount up to $50.0 million to Truist Bank, secured and bearing interest at 3.0% at March 31, 2022. The note requires full repayment on July 22, 2025	40,000	-
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The notes require monthly installment payments of principal and interest ranging from $100 to $5,600 through July 2028	3,234	3,248
Note payable to Tom George Yacht Sales, Inc., unsecured and bearing interest at 5.5% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	2,056
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024	1,126	-
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note was repaid in full	-	2,164
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note was repaid in full	-	1,920
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note was repaid in full	-	1,271
Total debt outstanding	344,346	116,534
Less current portion (net of debt issuance costs)	(17,294)	(11,366)
Less unamortized portion of debt issuance costs	(5,604)	(2,094)
Long-term debt, net of current portion of unamortized debt issuance costs	$321,448	$103,074

9.	Stockholders’ and Members’ Equity

Equity-Based Compensation

We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,530,923. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

During the six months ended March 31, 2022, the Board approved the grant of 52,227 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2022 as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 200% of the target number of units depending upon achievement of the performance goals. Performance-based restricted stock units vest in three equal annual installments, commencing on September 30, 2022. Upon vesting, each performance-based restricted stock unit equals one share of common stock of the Company. As of March 31, 2022, the Company estimated achievement of the performance targets at 200%.

During the six months ended March 31, 2022, the Board approved the grant of 108,346 time-based restricted stock units. 13,062 restricted stock units fully vest on September 30, 2022 and the remaining 95,284 restricted stock units vest in three equal annual installments commencing on September 30, 2022.

  Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.7 million and $1.1 million of compensation expense for the three months ended March 31, 2022 and 2021, respectively, which includes $1.7 million and $0.4 million of compensation expense for the three months ended March 31, 2022 and 2021, respectively, for performance share units. The Company recognized $4.8 million and $2.2 million of compensation expense for the six months ended March 31, 2022 and 2021, respectively, which includes $2.7 million and $0.7 million of compensation expense for the six months ended March 31, 2022 and 2021, respectively, for performance share units.

The following table further summarizes activity related to restricted stock units for the six months ended March 31, 2022:

	Restricted Stock Unit Awards
	Number of Units	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2021	545,094	$22.68
Awarded	160,573	40.44
Vested	(100,872)	16.99
Forfeited	-	-
Unvested at March 31, 2022	604,795	$28.34

As of March 31, 2022, the total unrecognized compensation expense related to outstanding equity awards was $10.8 million, which the Company expects to recognize over a weighted-average period of 1.4 years.

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

  On March 30, 2022, the Board approved an up to $50 million share repurchase program. As of March 31, 2022, no shares had been repurchased under the program. The repurchase program does not have a predetermined expiration date.

The following table sets forth the calculation of earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

Earnings per share:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator:
Net income attributable to OneWater Inc.	$36,297	$20,475

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	13,864	10,901
Effect of dilutive securities:
Restricted stock units	408	270
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,272	11,171

Earnings per share of Class A common stock – basic	$2.62	$1.88
Earnings per share of Class A common stock – diluted	$2.54	$1.83

The following table sets forth the calculation of earnings per share for the six months ended March 31, 2022 and 2021 (in thousands, except per share data):

Earnings per share:	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Numerator:
Net income attributable to OneWater Inc.	$56,316	$28,263

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	13,619	10,838
Effect of dilutive securities:
Restricted stock units	398	245
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,017	11,083

Earnings per share of Class A common stock – basic	$4.14	$2.61
Earnings per share of Class A common stock – diluted	$4.02	$2.55

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Class B common stock	1,430	4,108
Restricted Stock Units	199	143
	1,629	4,251

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Class B common stock	1,625	4,154
Restricted Stock Units	217	173
	1,842	4,327

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

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 299,505 shares of the Company’s Class A common stock may be issued under the ESPP, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan. As of March 31, 2022, there has not yet been an offering period under the ESPP.

Distributions

During the six months ended March 31, 2022 and 2021, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

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

The following tables summarize the Company’s financial liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and September 30, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$35,243	$35,243

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$12,072	$12,072

   There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three or six months ended March 31, 2022.
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

The following table sets forth the changes in fair value of our contingent consideration for the three and six months ended March 31, 2022:

($ in thousands)	Three Months Ended March 31, 2021
Balance as of December 31, 2021	$33,139
Additions from acquisitions	-
Settlement of contingent consideration	(53)
Change in fair value, including accretion	2,157
Balance as of March 31, 2022	$35,243

($ in thousands)	Six Months Ended March 31, 2021
Balance as of September 30, 2021	$12,072
Additions from acquisitions	15,321
Settlement of contingent consideration	(53)
Change in fair value, including accretion	7,903
Balance as of March 31, 2022	$35,243

11.	Income Taxes

     The Company is a corporation and, as a result is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.

Our effective tax rates of 23.2% and 21.2% for the three and six months ending March 31, 2022, respectively, differ from statutory rates primarily due to earnings allocated to non-controlling interests.

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

As of March 31, 2022 and September 30, 2021, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2020. The Company is not currently under an income tax audit in any U.S. or state jurisdiction for any tax year.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of March 31, 2022 and September 30, 2021, our liability under the Tax Receivable Agreement was $46.2 million and $40.1 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

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

   In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. Total purchases incurred under these arrangements were $25.0 million and $21.3 million for the three months ended March 31, 2022 and 2021, respectively, and $58.2 million and $36.4 million for the six months ended March 31, 2022 and 2021, respectively.

   In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and $1.3 million and $1.1 million for the six months ended March 31, 2022 and 2021, respectively.

   In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. Total fees recorded under these arrangements were $4.8 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively, and $4.9 million and $1.4 million for the six months ended March 31, 2022 and 2021, respectively.

   In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. Total payments recorded under these arrangements were $0.1 million for the three months ended March 31, 2021, and $0.1 million for each of the six months ended March 31, 2022 and 2021.

    In connection with transactions noted above, the Company owed $0.4 million and $1.0 million as recorded within accounts payable as of March 31, 2022 and September 30, 2021, respectively. Additionally, the Company was due $0.8 million and $32,368 as recorded within accounts receivable as of March 31, 2022 and September 30, 2021, respectively.

15.	Subsequent Events

On April 1, 2022, the Company completed the acquisition of Denison Yachting pursuant to the terms of the purchase agreement. The aggregate consideration for the purchase included approximately $35.6 million in cash consideration and 253,840 shares of Class A common stock of the Company, with a value of approximately $9.7 million. The aggregate consideration is subject to customary post-closing adjustments.

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

Overview

We believe that we are one of the largest and fastest-growing marine retailers in the United States with 75 retail locations, 10 distribution centers/warehouses and multiple online marketplaces as of March 31, 2022. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 13 out of the 18 markets in which we operate. In fiscal year 2021, we sold approximately 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we had otherwise established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enable us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 retail locations. Since the combination in 2014, we have acquired a total of 55 additional retail locations, 10 distribution centers/warehouses and multiple online marketplaces through 28 acquisitions. Our current portfolio of companies, as of March 31, 2022, consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing premium recreational marine retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new locations in select markets, we believe that it is generally more effective economically and operationally to acquire existing locations with experienced staff and established reputations.

The marine retail industry is highly fragmented, as evidenced by the over 4,000 boat dealers nationwide. Most competing boat retailers offer new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories and are operated by local business owners with three or fewer stores. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our store base, focus on high-margin products and services, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading boat retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

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

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the three and six months ended March 31, 2022 suggest that spending in all our regions and across product lines has proven resilient despite the challenges posed by the pandemic as customers have continued to focus on socially distanced outdoor recreations. The ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors including consumer demand, a possible resurgence of COVID-19, including variants of the virus in certain geographic areas, our ability to safely operate stores and the existence and extent of a prolonged economic downturn.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired a total of 55 additional retail locations, 10 distribution centers/warehouses and multiple online marketplaces through 28 acquisitions. Our team remains focused on expanding our retail locations in regions with strong boating cultures, enhancing the customer experience, and generating value for our shareholders. Additionally, we continue to evaluate acquisitions of companies who focus primarily on parts and accessory sales, further strengthening that area of our business.

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

General Economic Conditions

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of the COVID-19 pandemic, including supply chain constraints, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which we operate stores, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing and inclement weather such as hurricanes and other storms, environmental conditions, global public health concerns and events could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

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

Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the items is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.1 million and $2.3 million as of March 31, 2022 and September 30, 2021, respectively.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales history indicates that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. There are inherent uncertainties in assessing net realizable value as management must make assumptions and apply judgment to changes in the market, brands and other factors that drive consumer preferences and spending. We typically do not maintain a boat inventory reserve. The cost of manufactured and assembled parts and accessories is determined using standard costing. The cost of acquired parts and accessories is determined using the weighted average cost method. Inventory is reported net of write downs for obsolete and slow moving items of approximately $1.1 million and $0.8 million at March 31, 2022 and September 30, 2021, respectively.

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

Identifiable intangible assets consist of trade names, design libraries and customer relationships related to the acquisitions we have completed. We have determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the dealer group, and therefore, are not subject to amortization. Design libraries and customer relationships are amortized over their estimated useful lives of ten years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates. We did not perform impairment testing related to goodwill and identifiable intangible assets for the six months ended March 31, 2022 as no triggering events have occurred.

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

The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for inventory, acquisition contingent consideration, trade names, design libraries and customer relationships. The fair value of acquired inventory is based on manufacturer invoice cost, curtailments, and market data. The significant estimates used to value acquisition contingent consideration are future earnings and discount rates. Management estimated the fair value of the trade names and design libraries using the relief from royalty method and customer relationships using the multi-period excess earnings method. The fair value determination of the trade names and design libraries required management to make significant estimates and assumptions related to future revenues and the selection of the royalty rate and discount rate. The fair value determination of the customer relationships required management to make significant estimates and assumptions related to future revenues attributable to existing customers, future EBITDA margins and the selection of the customer attrition rate and discount rate.

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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 17.2% and 10.3% to revenue in the three months ended March 31, 2022 and 2021, respectively, and 15.8% and 10.6% to revenue in the six months ended March 31, 2022 and 2021, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 28.9% and 25.6% to gross profit in the three months ended March 31, 2022 and 2021, respectively, and 27.9% and 26.7% to gross profit in the six months ended March 31, 2022 and 2021, respectively. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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

Fiscal 2022 Year-to-date Acquisitions

•	Effective October 1, 2021, we acquired Naples Boat Mart, a full-service marine retailer with one location in Florida.

•	Effective November 30, 2021, we acquired T-H Marine, a leading provider of branded marine parts and accessories, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas.

•	Effective December 1, 2021, we acquired Norfolk Marine Company, a full-service marine retailer with one location in Virginia.

•	Effective December 31, 2021, we acquired a majority interest in Quality Boats, a full-service marine retailer with three locations in Florida.

•	Effective February 1, 2022, we acquired JIF Marine, a leading supplier of stainless steel ladders, dock products and other accessories which is based in Tennessee.

•	Effective March 1, 2022, we acquired YakGear, a leading supplier of kayak equipment, paddle sport accessories and boat mounting accessories which is based in Texas.

We refer to the acquisitions described above collectively as the ‘‘2022 Acquisitions.’’ Naples Boat Mart is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022. The acquisitions of T-H Marine, Norfolk Marine Company and Quality Boats are fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and partially reflected for the six months ended March 31, 2022. The acquisitions of JIF Marine and YakGear were partially included in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022.

Fiscal 2021 Acquisitions

•	Effective December 1, 2020, we acquired Tom George Yacht Sales, Inc, a full-service marine retailer based in Florida with two locations.

•	Effective December 31, 2020, we acquired Walker Marine Group, Inc., a full-service marine retailer based in Florida with five locations.

•	Effective December 31, 2020, we acquired Roscioli Yachting Center, Inc., a full-service marina and yachting facility located in Florida, including the related real estate and in-water slips.

•	Effective August 1, 2021, we acquired substantially all of the assets of Stone Harbor Marine, Inc., a full-service marine retailer based in New Jersey with one store.

•	Effective September 1, 2021, we acquired substantially all of the assets of PartsVu, an online marketplace for OEM marine parts, electronics and accessories.

We refer to the acquisitions described above collectively as the ‘‘2021 Acquisitions.’’ The Tom George Yacht Sales, Inc, Walker Marine Group, Inc. and Roscioli Yachting Center Inc. acquisitions are fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and partially reflected for the six months ended March 31, 2021. Stone Harbor Marine, Inc. and PartsVu are not reflected in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2021.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc. was subject to U.S. federal, state and local taxes at an estimated blended statutory rate of 24.4% of pre-tax earnings for the six months ended March 31, 2022.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional SG&A expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$290,020	65.6%	$239,654	72.7%	$50,366	21.0%
Pre-owned boat	75,854	17.2%	56,082	17.0%	19,772	35.3%
Finance & insurance income	14,948	3.4%	11,789	3.6%	3,159	26.8%
Service, parts and other	61,305	13.9%	22,086	6.7%	39,219	177.6%
Total revenues	442,127	100.0%	329,611	100.0%	112,516	34.1%

Gross Profit
New boat	81,414	18.4%	52,507	15.9%	28,907	55.1%
Pre-owned boat	19,895	4.5%	13,534	4.1%	6,361	47.0%
Finance & insurance	14,948	3.4%	11,789	3.6%	3,159	26.8%
Service, parts & other	26,285	5.9%	10,956	3.3%	15,329	139.9%
Total gross profit	142,542	32.2%	88,786	26.9%	53,756	60.5%

Selling, general and administrative expenses	75,492	17.1%	48,348	14.7%	27,144	56.1%
Depreciation and amortization	4,727	1.1%	1,378	0.4%	3,349	243.0%
Transaction costs	776	0.2%	368	0.1%	408	110.9%
Change in fair value of contingent consideration	2,158	0.5%	-	0.0%	2,158	100.0%

Income from operations	59,389	13.4%	38,692	11.7%	20,697	53.5%

Interest expense - floor plan	1,048	0.2%	330	0.1%	718	217.6%
Interest expense - other	3,097	0.7%	1,215	0.4%	1,882	154.9%
Other expense (income), net	109	0.0%	5	0.0%	104	*
Income before income tax expense	55,135	12.5%	37,142	11.3%	17,993	48.4%
Income tax expense	12,781	2.9%	6,550	2.0%	6,231	95.1%
Net income	42,354	9.6%	30,592	9.3%	11,762	38.4%
Less: Net income attributable to non-controlling interest	1,011		-		1,011	100.0%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	5,046		10,117		(5,071)	-50.1%
Net income attributable to One Water Marine Inc.	$36,297		$20,475		$15,822	77.3%

Revenue

Overall, revenue increased by $112.5 million, or 34.1%, to $442.1 million for the three months ended March 31, 2022 from $329.6 million for the three months ended March 31, 2021. Revenue generated from same-store sales increased 8.0% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts and other sales. Overall revenue increased by $112.5 million as a result of a $26.4 million increase in same-store sales and a $86.1 million increase from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods.

New Boat Sales

New boat sales increased by $50.4 million, or 21.0%, to $290.0 million for the three months ended March 31, 2022 from $239.7 for the three months ended March 31, 2021. The increase was primarily attributable to our same-store sales growth, our acquisitions and an increase in our average unit price. We believe the increase in sales was primarily due to continued execution of operational improvements on previously acquired dealers, the mix of boat brands and models sold, and product improvements in the functionality of technology of boats which drove average unit prices higher.

Pre-owned Boat Sales

Pre-owned boat sales increased by $19.8 million, or 35.3%, to $75.9 million for the three months ended March 31, 2022 from $56.1 million for the three months ended March 31, 2021. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The average sales price per pre-owned unit for the three months ended March 31, 2022 increased largely due to the mix of pre-owned products, the composition of the brands and models sold during the period as well as the industry-wide supply restrictions.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $3.2 million, or 26.8%, to $14.9 million for the three months ended March 31, 2022 from $11.8 million for the three months ended March 31, 2021. The increase was primarily due to the additional new and pre-owned boat revenues. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products decreased slightly as a percentage of total revenue to 3.4% in the three months ended March 31, 2022 from 3.6% in the three months ended March 31, 2021. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

Service, Parts & Other Sales

Service, parts & other sales increased by $39.2 million, or 177.6%, to $61.3 million for the three months ended March 31, 2022 from $22.1 million for the three months ended March 31, 2021. The increase in service, parts & other sales is primarily due to the acquisition of T-H Marine as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales.

Gross Profit

Overall, gross profit increased by $53.8 million, or 60.5%, to $142.5 million for the three months ended March 31, 2022 from $88.8 million for the three months ended March 31, 2021. This increase was primarily due to our overall increase in same-store sales which was driven by increases in all revenue streams, the impact of the 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins increased 530 basis points to 32.2% for the three months ended March 31, 2022 from 26.9% for the three months ended March 31, 2021 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $28.9 million, or 55.1%, to $81.4 million for the three months ended March 31, 2022 from $52.5 million for the three months ended March 31, 2021. This increase was primarily due to our overall increase in same-store sales as well as the impact of the 2022 Acquisitions. New boat gross profit as a percentage of new boat revenue was 28.1% for the three months ended March 31, 2022 as compared to 21.9% in the three months ended March 31, 2021. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins amid the industry wide inventory and supply chain constraints.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $6.4 million, or 47.0%, to $19.9 million for the three months ended March 31, 2022 from $13.5 million for the three months ended March 31, 2021. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue as a result of our same-store sales growth and the impact of the 2022 Acquisitions. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 26.2% and 24.1% for the three months ended March 31, 2022 and 2021, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements with the exception of wholesale.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $3.2 million, or 26.8%, to $14.9 million for the three months ended March 31, 2022 from $11.8 million for the three months ended March 31, 2021. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $15.3 million, or 139.9%, to $26.3 million for the three months ended March 31, 2022 from $11.0 million for the three months ended March 31, 2021. Service, parts & other gross profit as a percentage of service, parts & other revenue was 42.9% and 49.6% for the three months ended March 31, 2022 and 2021, respectively. The increase in gross profit was primarily the result of our same-store sales growth as well as contributions from the 2022 Acquisitions. The decrease in gross profit margin percentage was due to a shift in the mix of products sold towards parts & accessories which has a lower margin percentage than service and other sales.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $27.1 million, or 56.1%, to $75.5 million for the three months ended March 31, 2022 from $48.3 million for the three months ended March 31, 2021. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. The selling, general & administrative increase primarily consisted of a $18.5 million increase in personnel expenses. Selling, general & administrative expenses as a percentage of revenue increased to 17.1% from 14.7% for the three months ended March 31, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher variable-based compensation expense as a result of the Company’s increased gross profit margin.

Depreciation and Amortization

Depreciation and amortization expense increased $3.3 million, or 243.0%, to $4.7 million for the three months ended March 31, 2022 compared to $1.4 million for the three months ended March 31, 2021. The increase in depreciation and amortization expense was primarily attributable to a $2.6 million increase in amortization of design libraries and customer relationships from the 2022 Acquisitions.

Transaction Costs

The increase in transaction costs of $0.4 million, or 110.9%, to $0.8 million for the three months ended March 31, 2022 compared to $0.4 million for the three months ended March 31, 2021 was primarily attributable to expenses related to the 2022 Acquisitions.

Change in Fair Value of Contingent Consideration

During the three months ended March 31, 2022, we incurred expenses of $2.2 million related to updated forecasts and accretion of contingent consideration liabilities for acquisitions completed in fiscal year 2021 and 2022.

Income from Operations

Income from operations increased $20.7 million, or 53.5%, to $59.4 million for the three months ended March 31, 2022 compared to $38.7 million for the three months ended March 31, 2021. The increase was primarily attributable to the $53.8 million increase in gross profit for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, partially offset by a $27.1 million increase in selling, general & administrative expenses and a $3.3 million increase in depreciation and amortization during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan increased $0.7 million to $1.0 million for the three months ended March 31, 2022 compared to $0.3 million for the three months ended March 31, 2021. The increase in floor plan interest expense was primarily attributable to the increase in average inventory for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Interest Expense – Other

Interest expense – other increased by $1.9 million, or 154.9%, to $3.1 million for the three months ended March 31, 2022 compared to $1.2 million for the three months ended March 31, 2021. The increase in interest expense – other was related to the increase in our long-term debt which was used to fund certain of the 2022 Acquisitions.

Other Expense (Income), Net

Other expense increased slightly to $0.1 million for the three months ended March 31, 2022 compared to $4,882 for the three months ended March 31, 2021.

Income Tax Expense

Income tax expense increased $6.2 million, or 95.1%, to $12.8 million for the three months ended March 31, 2022 compared to $6.6 million for the three months ended March 31, 2021. The increase was primarily attributable to the 48.4% increase in income before income tax expense for the three months ended March 31, 2022 as compared to March 31, 2021 as well as the increased proportion of consolidated income before income tax expense that is allocated to OneWater Marine Inc. and therefore taxable due to exchanges of shares of Class B common stock for shares of Class A common stock.

Net Income

Net income increased by $11.8 million to $42.4 million for the three months ended March 31, 2022 compared to $30.6 million for the three months ended March 31, 2021. The increase was primarily attributable to the $53.8 million increase in gross profit for the three months ended March 31, 2022 compared to March 31, 2021. The increase was partially offset by the $27.1 million increase in selling, general & administrative expenses, $6.2 million increase in income tax expense and the $3.3 million increase in depreciation and amortization for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Six Months Ended March 31, 2022, Compared to Six Months Ended March 31, 2021

	For the Six Months Ended March 31, 2022		For the Six Months Ended March 31, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$526,218	67.6%	$391,482	72.0%	$134,736	34.4%
Pre-owned boat	129,303	16.6%	94,662	17.4%	34,641	36.6%
Finance & insurance income	24,255	3.1%	17,752	3.3%	6,503	36.6%
Service, parts and other	98,623	12.7%	39,798	7.3%	58,825	147.8%
Total revenues	778,399	100.0%	543,694	100.0%	234,705	43.2%

Gross Profit
New boat	141,716	18.2%	81,803	15.0%	59,913	73.2%
Pre-owned boat	33,974	4.4%	21,662	4.0%	12,312	56.8%
Finance & insurance	24,255	3.1%	17,752	3.3%	6,503	36.6%
Service, parts & other	43,562	5.6%	20,005	3.7%	23,557	117.8%
Total gross profit	243,507	31.3%	141,222	26.0%	102,285	72.4%

Selling, general and administrative expenses	134,588	17.3%	83,208	15.3%	51,380	61.7%
Depreciation and amortization	6,476	0.8%	2,341	0.4%	4,135	176.6%
Transaction costs	3,821	0.5%	568	0.1%	3,253	572.7%
Change in fair value of contingent consideration	7,904	1.0%	377	0.1%	7,527	*

Income from operations	90,718	11.7%	54,728	10.1%	35,990	65.8%

Interest expense - floor plan	1,925	0.2%	1,250	0.2%	675	54.0%
Interest expense - other	4,626	0.6%	2,139	0.4%	2,487	116.3%
Other (income) expense, net	657	0.1%	(89)	0.0%	746	*
Income before income tax expense	83,510	10.7%	51,428	9.5%	32,082	62.4%
Income tax expense	17,670	2.3%	9,061	1.7%	8,609	95.0%
Net income	65,840	8.5%	42,367	7.8%	23,473	55.4%
Less: Net income attributable to non-controlling interest	1,011		-		1,011	100.0%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	8,513		14,104		(5,591)	-39.6%
Net income attributable to One Water Marine Inc.	$56,316		$28,263		$28,053	99.3%

Revenue

Overall, revenue increased by $234.7 million, or 43.2%, to $778.4 million for the six months ended March 31, 2022 from $543.7 million for the six months ended March 31, 2021. Revenue generated from same-store sales increased 15.8% for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts and other sales. Overall revenue increased by $234.7 million as a result of a $86.0 million increase in same-store sales and a $148.8 million increase from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods.

New Boat Sales

New boat sales increased by $134.7 million, or 34.4%, to $526.2 million for the six months ended March 31, 2022 from $391.5 for the six months ended March 31, 2021. The increase was primarily attributable to our same-store sales growth, our acquisitions and an increase in our average unit price. We believe the increase in sales was primarily due to continued execution of operational improvements on previously acquired dealers, the mix of boat brands and models sold, and product improvements in the functionality of technology of boats which drove average unit prices higher.

Pre-owned Boat Sales

Pre-owned boat sales increased by $34.6 million, or 36.6%, to $129.3 million for the six months ended March 31, 2022 from $94.7 million for the six months ended March 31, 2021. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The average sales price per pre-owned unit for the six months ended March 31, 2022 increased largely due to the mix of pre-owned products, the composition of the brands and models sold during the period as well as the industry-wide supply restrictions.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $6.5 million, or 36.6%, to $24.3 million for the six months ended March 31, 2022 from $17.8 million for the six months ended March 31, 2021. The increase was primarily due to the additional new and pre-owned boat revenues. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products decreased slightly as a percentage of total revenue to 3.1% in the six months ended March 31, 2022 from 3.3% in the six months ended March 31, 2021. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

Service, Parts & Other Sales

Service, parts & other sales increased by $58.8 million, or 147.8%, to $98.6 million for the six months ended March 31, 2022 from $39.8 million for the six months ended March 31, 2021. The increase in service, parts & other sales is primarily due to the acquisition of T-H Marine as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales.

Gross Profit

Overall, gross profit increased by $102.3 million, or 72.4%, to $243.5 million for the six months ended March 31, 2022 from $141.2 million for the six months ended March 31, 2021. This increase was primarily due to our overall increase in same-store sales which was driven by increases in all revenue streams, the impact of the 2021 and 2022 acquisitions and the Company’s focus on dynamic pricing. Overall gross margins increased 530 basis points to 31.3% for the six months ended March 31, 2022 from 26.0% for the six months ended March 31, 2021 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $59.9 million, or 73.2%, to $141.7 million for the six months ended March 31, 2022 from $81.8 million for the six months ended March 31, 2021. This increase was primarily due to our overall increase in same-store sales as well as the impact of the 2021 and 2022 acquisitions. New boat gross profit as a percentage of new boat revenue was 26.9% for the six months ended March 31, 2022 as compared to 20.9% in the six months ended March 31, 2021. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations, our emphasis on expanding new boat gross profit margins amid the industry wide inventory and supply chain constraints.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $12.3 million, or 56.8%, to $34.0 million for the six months ended March 31, 2022 from $21.7 million for the six months ended March 31, 2021. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue as a result of our same-store sales growth and the impact of the 2021 and 2022 acquisitions. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 26.3% and 22.9% for the six months ended March 31, 2022 and 2021, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the six months ended March 31, 2022 as compared to the six months ended March 31, 2021, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements with the exception of wholesale.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $6.5 million, or 36.6%, to $24.3 million for the six months ended March 31, 2022 from $17.8 million for the six months ended March 31, 2021. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $23.6 million, or 117.8%, to $43.6 million for the six months ended March 31, 2022 from $20.0 million for the six months ended March 31, 2021. Service, parts & other gross profit as a percentage of service, parts & other revenue was 44.2% and 50.3% for the six months ended March 31, 2022 and 2021, respectively. The increase in gross profit was primarily the result of our same-store sales growth as well as contributions from the 2021 and 2022 acquisitions. The decrease in gross profit margin percentage was due to a shift in the mix of products sold towards parts & accessories which has a lower margin percentage than service and other sales.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $51.4 million, or 61.7%, to $134.6 million for the six months ended March 31, 2022 from $83.2 million for the six months ended March 31, 2021. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit which included a $35.5 million increase in personnel expenses. Selling, general & administrative expenses as a percentage of revenue increased to 17.3% from 15.3% for the six months ended March 31, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher variable-based compensation expense as a result of the Company’s increased gross profit margin.

Depreciation and Amortization

Depreciation and amortization expense increased $4.1 million, or 176.6%, to $6.5 million for the six months ended March 31, 2022 compared to $2.3 million for the six months ended March 31, 2021. The increase in depreciation and amortization expense was primarily attributable to a $2.6 million increase in amortization of design libraries and customer relationships from the 2022 Acquisitions as well as an increase in property, plant and equipment.

Transaction Costs

The increase in transaction costs of $3.3 million, or 572.7%, to $3.8 million for the six months ended March 31, 2022 compared to $0.6 million for the six months ended March 31, 2021 was primarily attributable to expenses related to the 2022 Acquisitions.

Change in Fair Value of Contingent Consideration

During the six months ended March 31, 2022, we incurred expenses of $7.9 million related to updated forecasts and accretion of contingent consideration liabilities for acquisitions completed in fiscal year 2021 and 2022. During the six months ended March 31, 2021, we incurred an expense of $0.4 million related to the settlement of contingent consideration from a fiscal year 2019 acquisition.

Income from Operations

Income from operations increased $36.0 million, or 65.8%, to $90.7 million for the six months ended March 31, 2022 compared to $54.7 million for the six months ended March 31, 2021. The increase was primarily attributable to the $102.3 million increase in gross profit for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021, partially offset by a $51.4 million increase in selling, general & administrative expenses, and a $7.5 million increase in the change in fair value of contingent consideration during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan increased $0.7 million to $1.9 million for the six months ended March 31, 2022 compared to $1.3 million for the six months ended March 31, 2021. The increase in floor plan interest expense was primarily attributable to the increase in average inventory for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021.

Interest Expense – Other

Interest expense – other increased by $2.5 million, or 116.3%, to $4.6 million for the six months ended March 31, 2022 compared to $2.1 million for the six months ended March 31, 2021. The increase in interest expense – other was related to the increase in our long-term debt which was used to fund certain 2022 acquisitions.

Other Expense (Income), Net

Other expense (income), net increased by $0.7 million to expense of $0.7 million for the six months ended March 31, 2022 compared to income of $0.1 million for the six months ended March 31, 2021. The increase in expense was primarily due to the impact of tax rate changes on our tax receivable agreement liability.

Income Tax Expense

Income tax expense increased $8.6 million, or 95.0%, to $17.7 million for the six months ended March 31, 2022 compared to $9.1 million for the six months ended March 31, 2021. The increase was primarily attributable to the 62.4% increase in income before income tax expense for the six months ended March 31, 2022 as compared to March 31, 2021 as well as the increased proportion of consolidated income before income tax expense that is allocated to OneWater Marine Inc. and therefore taxable due to exchanges of shares of Class B common stock for shares of Class A common stock.

Net Income

Net income increased by $23.5 million to $65.9 million for the six months ended March 31, 2022 compared to $42.4 million for the six months ended March 31, 2021. The increase was primarily attributable to the $102.3 million increase in gross profit for the six months ended March 31, 2022 compared to March 31, 2021. The increase was partially offset by a $51.4 million increase in selling, general & administrative expenses, a $8.6 million increase in income tax expense and a $7.5 million increase in the change in fair value of contingent consideration during the same periods.

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

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

	Three months ended March 31,
Description	2022	2021
	($ in thousands)
Net income	$42,354	$30,592
Interest expense – other	3,097	1,215
Income tax expense	12,781	6,550
Depreciation and amortization	4,791	1,378
Change in fair value of contingent consideration	2,158	-
Transaction costs	776	368
Other expense (income), net	109	5
Adjusted EBITDA	$66,066	$40,108

Adjusted EBITDA was $66.1 million for the three months ended March 31, 2022 compared to $40.1 million for the three months ended March 31, 2021. The increase in Adjusted EBITDA resulted primarily from our 8.0% increase in same-store sales growth for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, the impact of the 2022 Acquisitions and our ability to increase gross profit margins and control selling, general and administrative expenses.

Six Months Ended March 31, 2022, Compared to Six Months Ended March 31, 2021

	Six months ended March 31,
Description	2022	2021
	($ in thousands)
Net income	$65,840	$42,367
Interest expense – other	4,626	2,139
Income tax expense	17,670	9,061
Depreciation and amortization	6,540	2,341
Change in fair value of contingent consideration	7,904	377
Transaction costs	3,821	568
Other expense (income), net	657	(89)
Adjusted EBITDA	$107,058	$56,764

Adjusted EBITDA was $107.1 million for the six months ended March 31, 2022 compared to $56.8 million for the six months ended March 31, 2021. The increase in Adjusted EBITDA resulted primarily from our 15.8% increase in same-store sales growth for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021, the impact of the 2021 and 2022 Acquisitions and our ability to increase gross profit margins and control selling, general and administrative expenses.

Seasonality

Our business, along with the entire recreational boating industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our stores in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, our operations could be substantially more seasonal if we acquire dealer groups that operate in colder regions of the United States. Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, reduced rainfall levels or excessive rain, may limit access to boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. We believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area. Additionally, due to the COVID-19 pandemic, our seasonal trends may also change as a result of, among other things, store closures, disruptions to the supply chain and inventory availability, manufacturer delays, and cancellation of boat shows.

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

Our cash needs are primarily for growth through acquisitions and working capital to support our operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, we believe we will have adequate cash flow from operations, borrowings under our credit facilities and proceeds from any future public or private issuances of debt or equity to fund our current operations, to make share repurchases and to fund essential capital expenditures and acquisitions for the next twelve months and beyond.

Cash needs for acquisitions have historically been financed with our credit facilities and cash generated from operations. Our ability to utilize the Credit Facility to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of March 31, 2022, we were in compliance with all covenants under the Credit Facility and the Inventory Financing Facility.

We have no material off balance sheet arrangements, except for purchase commitments under supply agreements entered into in the normal course of business.

Cash Flows

Analysis of Cash Flow Changes Between the Six Months Ended March 31, 2022 and 2021

The following table summarizes our cash flows for the periods indicated:

	Six Months ended March 31,

Description	2022	2021	Change
	($ in thousands)
Net cash (used in) provided by operating activities	$(43,422)	$30,581	$(74,003)
Net cash used in investing activities	(296,865)	(90,507)	(206,358)
Net cash provided by financing activities	355,295	79,255	276,040
Net change in cash	$15,008	$19,329	$(4,321)

Operating Activities. Net cash used in operating activities was $43.4 million for the six months ended March 31, 2022 compared to net cash provided by operating activities of $30.6 million for the six months ended March 31, 2021. The $74.0 million decrease in cash provided by operating activities was primarily attributable to a $83.3 million increase in the change in inventory and a $21.7 million increase in the change in accounts receivable for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021. This amount was partially offset by a $23.5 million increase in net income and a $13.4 million increase in the change in accounts payable for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021.

Investing Activities. Net cash used in investing activities was $296.9 million for the six months ended March 31, 2022 compared to net cash used in investing activities of $90.5 million for the six months ended March 31, 2021. The $206.4 million increase in cash used in investing activities was primarily attributable to a $203.4 million increase in cash used in acquisitions for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021.

Financing Activities. Net cash provided by financing activities was $355.3 million for the six months ended March 31, 2022 compared to net cash provided by financing activities of $79.3 million for the six months ended March 31, 2021. The $276.0 million increase in financing cash flow was primarily attributable to a $210.0 million increase in borrowings on long-term debt and an $84.9 million increase in net borrowings on our Inventory Financing Facility for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021.

Share Repurchase Program

On March 30, 2022, our Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. As of March 31, 2022, no shares had been repurchased under the program. The repurchase program does not have a predetermined expiration date.

Debt Agreements

Credit Facility

Effective July 22, 2020, we and certain of our subsidiaries entered into the Credit Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Facility”) with Truist Bank and the other lenders party thereto. The Credit Facility provides for (i) a $50.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time, and (ii) a term loan facility (which includes incremental term loans as provided in the First Incremental Amendment and Second Incremental Amendment). Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased. The revolving credit facility matures on July 22, 2025. The term loan is repayable in installments beginning on March 31, 2021, with the remainder due on the earlier of (i) July 22, 2025 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the Credit Facility

On February 2, 2021, we entered into the Incremental Amendment No. 1 (the “First Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan (the “Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $30.0 million, which was added to, and constitutes a part of, the existing $80.0 million term loan.

On November 30, 2021, we entered into the Incremental Amendment No. 2 (the “Second Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan (the “Second Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $200.0 million, which will be added to, and constitute a part of, the existing $110.0 million term loan. The Second Incremental Amendment further provides for a $20.0 million increase in the existing revolving commitment (the “Incremental Revolving Increase”), which was added to, and constitutes a part of, the existing $30.0 million revolving commitment. As of March 31, 2022, we had $297.9 million outstanding under the term loan and $40.0 million outstanding under the revolving credit facility.

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

The Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants as of March 31, 2022.

Inventory Financing Facility

On December 29, 2021, the Company and certain of its subsidiaries entered into the Inventory Financing Facility to, among other things, increase the maximum borrowing amount available to $500.0 million. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers. The Inventory Financing Facility Expires on December 1, 2023.

Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Loans are extended from time to time to enable us to purchase inventory from certain manufacturers and to lease certain boats and related parts to customers. The applicable financial terms, curtailment schedule and maturity for each loan are set forth in separate program terms letters that were entered into from time to time. The collateral for the Inventory Financing Facility consisted primarily of our inventory that was financed through the Sixth Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that secures the Credit Facility.

We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including certain provisions related to the Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) and the Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral securing the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interests of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired dealer groups, (ix) make any change in any of our dealer groups’ capital structure or in any of their business objectives or operations which might in any way adversely affect the ability of such dealer group to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and certain of its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo. Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.

As of March 31, 2022 and September 30, 2021, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $254.9 million and $114.2 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of March 31, 2022 and September 30, 2021, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 1.9% and 2.0%, respectively. As of March 31, 2022 and September 30, 2021, our additional available borrowings under our Inventory Financing Facility were $245.1 million and $278.3 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate. As of March 31, 2022, we were in compliance with all covenants under the Inventory Financing Facility.

Notes Payable

  Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of March 31, 2022, our indebtedness associated with our 2 acquisition notes payable totaled an aggregate of $3.2 million with a weighted average interest rate of 5.0% per annum. As of March 31, 2022, the principal amount outstanding under these acquisition notes payable ranged from $1.1 million to $2.1 million, and the maturity dates ranged from December 1, 2023 to December 1, 2024.

  Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $115,000, and mature on dates between April 2022 to July 2028. As of March 31, 2022, we had $3.2 million outstanding under the commercial vehicles notes payable.

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

Interest Rate Risk

  Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $254.9 million as of March 31, 2022, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of $2.5 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

  Our Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Credit Facility is calculated using the one-month LIBOR (with a 0.75% floor) plus an applicable margin. Based on an outstanding balance of $297.9 million and the one-month LIBOR as of March 31, 2022, an increase of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.1 million. A basis points reduction in the underlying interest rate would not have caused a change in interest expense. We do not currently hedge our interest rate exposure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three and six months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the changes set forth below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 17, 2021.

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

•
subject to the rights of the holders of shares of any series of our preferred stock, requiring the affirmative vote of the holders of at least a majority in voting power of all then outstanding common stock entitled to vote generally in the election of directors, voting together as a single class, to remove any of all of the directors from office at any time;

•	prohibiting cumulative voting in the election of directors;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
•
On February 23, 2022, following shareholder approval at our 2022 annual meeting, we revised our certificate of incorporation and bylaws to eliminate our staggered board of directors and supermajority voting provisions.

In addition, certain change of control events have the effect of accelerating the payment due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see “-In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended March 31, 2022. The Company has $50 million remaining under the share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

ONEW 10-Q Exhibit Table

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 24, 2022).

3.2
Second Amended and Restated Bylaws of OneWater Marine Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 24, 2022).

*10.1†	Indemnification Agreement, dated as of February 28, 2022, by and among the Company and Greg A. Shell, Sr.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Chief Executive Officer

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer

May 10, 2022