Form 10-Q
period 2022-06-30
OneWater Marine Inc.
filed 2022-08-05
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

The registrant had 14,133,130 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of August 3, 2022.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

•	economic conditions in certain geographic regions in which we primarily generate our revenue;

•	credit markets and the availability and cost of borrowed funds;

•	our business strategy, including acquisitions and same-store growth;

•	our ability to integrate acquired marine retailers;

•	our ability to maintain our relationships with manufacturers, including meeting the requirements of our dealer agreements and receiving the benefits of certain manufacturer incentives;

•	our ability to finance working capital and capital expenditures;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, same-store sales, income, financial condition, and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	competition;

•	seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	any potential tax savings we may realize as a result of our organizational structure;

•	our future operating results and profitability;

•
our ability to successfully close the pending acquisition of Ocean Bio-Chem, Inc. (“OBCI”), or once closed, integrate the operations of OBCI with our existing operations and fully realize the expected synergies of the OBCI Acquisitions (as defined below) or on the expected timeline; and

•	plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to:

•	decline in demand for our products and services;

•	the effects of the COVID-19 pandemic on the Company’s business;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our stores, access to inventory and customer demand;

•	the seasonality and volatility of the boat industry;

•	global public health concerns, including the COVID-19 pandemic;

•
general domestic and international political and regulatory conditions, including changes in tax or fiscal policy and the effects of current restrictions on various commercial and economic activities in response to the COVID-19 pandemic;

•	environmental conditions and real or perceived human health or safety risks;

•	our acquisition strategies and our ability to integrate additional marine retailers;

•	effects of industry-wide supply chain challenges and our ability to manage our inventory;

•	our ability to retain key personnel and the effects of labor shortages;

•	the inability to comply with the financial and other covenants and metrics in our credit facilities;

•	cash flow and access to capital;

•	the timing of development expenditures; and

•
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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)

	June 30, 2022	September 30, 2021
Assets
Current assets:
Cash	$95,690	$62,606
Restricted cash	16,209	11,343
Accounts receivable, net	80,495	28,529
Inventories, net	269,430	143,880
Prepaid expenses and other current assets	57,389	34,580
Total current assets	519,213	280,938

Property and equipment, net	80,235	67,114
Operating lease right-of-use assets	126,433	89,141

Other assets:
Deposits	823	526
Deferred tax assets	32,585	29,110
Identifiable intangible assets, net	245,659	85,294
Goodwill	342,605	168,491
Total other assets	621,672	283,421
Total assets	$1,347,553	$720,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,199	$18,114
Other payables and accrued expenses	54,725	27,665
Customer deposits	65,520	46,610
Notes payable – floor plan	217,338	114,234
Current portion of operating lease liabilities	12,788	9,159
Current portion of long-term debt	19,450	11,366
Current portion of tax receivable agreement liability	915	482
Total current liabilities	421,935	227,630

Long-term Liabilities:
Other long-term liabilities	25,766	14,991
Tax receivable agreement liability	45,290	39,622
Noncurrent operating lease liabilities	114,545	80,464
Long-term debt, net of current portion and unamortized debt issuance costs	316,349	103,074
Total liabilities	923,885	465,781

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and September 30, 2021	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,133,130 shares issued and outstanding as of June 30, 2022 and 13,276,538 issued and outstanding as of September 30, 2021	141	133
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of June 30, 2022 and 1,819,112 issued and outstanding as of September 30, 2021	14	18
Additional paid-in capital	178,347	150,825
Retained earnings	186,536	74,952
Total stockholders’ equity attributable to OneWater Marine Inc.	365,038	225,928
Equity attributable to non-controlling interests	58,630	28,905
Total stockholders’ equity	423,668	254,833
Total liabilities and stockholders’ equity	$1,347,553	$720,614

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues
New boat	$376,886	$288,222	$903,104	$679,704
Pre-owned boat	98,181	71,116	227,484	165,778
Finance & insurance income	18,979	15,238	43,234	32,990
Service, parts & other	74,854	29,631	173,477	69,429
Total revenues	568,900	404,207	1,347,299	947,901

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	274,544	211,141	659,046	520,820
Pre-owned boat	68,749	52,566	164,078	125,566
Service, parts & other	41,668	13,548	96,729	33,341
Total cost of sales	384,961	277,255	919,853	679,727

Selling, general and administrative expenses	87,867	60,476	222,455	143,685
Depreciation and amortization	4,073	1,475	10,549	3,816
Transaction costs	1,337	65	5,158	633
Change in fair value of contingent consideration	3,118	-	11,022	377
Income from operations	87,544	64,936	178,262	119,663

Other expense (income)
Interest expense – floor plan	1,131	956	3,056	2,206
Interest expense – other	3,311	1,083	7,937	3,222
Other (income) expense, net	(166)	(158)	491	(247)
Total other expense, net	4,276	1,881	11,484	5,181
Income before income tax expense	83,268	63,055	166,778	114,482
Income tax expense	18,785	11,498	36,455	20,559
Net income	64,483	51,557	130,323	93,923
Less: Net income attributable to non-controlling interests	(959)	-	(1,970)	-
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(7,547)	(17,054)	(16,060)	(31,158)
Net income attributable to OneWater Marine Inc.	$55,977	$34,503	$112,293	$62,765

Earnings per share of Class A common stock – basic	$3.96	$3.14	$8.14	$5.77
Earnings per share of Class A common stock – diluted	$3.86	$3.04	$7.90	$5.63

Basic weighted-average shares of Class A common stock outstanding	14,133	10,976	13,791	10,884
Diluted weighted-average shares of Class A common stock outstanding	14,512	11,341	14,205	11,143

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at September 30, 2021	13,277	$133	1,819	$18	$150,825	$74,952	$28,905	$254,833
Net income	-	-	-	-	-	20,019	3,467	23,486
Distributions to members	-	-	-	-	-	(442)	(177)	(619)
Non-controlling interest in subsidiary	-	-	-	-	-	-	19,311	19,311
Exchange of B shares for A shares	389	4	(389)	(4)	7,405	-	(7,405)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(283)	-	-	(283)
Shares issued upon vesting of equity-based awards, net of tax withholding	53	1	-	-	(469)	-	-	(468)
Shares issued in connection with a business combination	133	1	-	-	6,833	-	-	6,834
Equity-based compensation	-	-	-	-	2,100	-	-	2,100
Balance at December 31, 2021	13,852	$139	1,430	$14	$166,411	$94,529	$44,101	$305,194
Net income	-	-	-	-	-	36,297	6,057	42,354
Distributions to members	-	-	-	-	-	(266)	(605)	(871)
Exchange of B shares for A shares	-	-	-	-	(574)	-	574	-
Shares issued upon vesting of equity-based awards, net of tax withholding	27	-	-	-	(455)	-	-	(455)
Equity-based compensation	-	-	-	-	2,713	-	-	2,713
Balance at March 31, 2022	13,879	$139	1,430	$14	$168,095	$130,560	$50,127	$348,935
Net income	-	-	-	-	-	55,977	8,506	64,483
Distributions to members	-	-	-	-	-	(1)	(3)	(4)
Shares issued in connection with a business combination	254	2	-	-	7,791	-	-	7,793
Equity-based compensation	-	-	-	-	2,461	-	-	2,461
Balance at June 30, 2022	14,133	$141	1,430	$14	$178,347	$186,536	$58,630	$423,668

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at September 30, 2020	10,392	$104	4,583	$46	$105,947	$16,757	$50,433	$173,287
Net income	-	-	-	-	-	7,788	3,987	11,775
Distributions to members	-	-	-	-	-	-	(1,319)	(1,319)
Effect of September offering, including underwriter exercise of option to purchase shares	387	4	(387)	(4)	4,146	-	(4,256)	(110)
Exchange of B shares for A shares	88	1	(88)	(1)	916	-	(916)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(228)	-	-	(228)
Adjustment to adopt Topic 842	-	-	-	-	-	1,073	-	1,073
Equity-based compensation	-	-	-	-	1,078	-	-	1,078
Balance at December 31, 2020	10,867	$109	4,108	$41	$111,859	$25,618	$47,929	$185,556
Net income	-	-	-	-	-	20,475	10,117	30,592
Distributions to members	-	-	-	-	-	(61)	(140)	(201)
Exchange of B shares for A shares	37	-	(37)	-	558	-	(558)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(6)	-	-	(6)
Shares issued upon vesting of equity-based awards, net of tax withholding	64	1	-	-	(450)	-	-	(449)
Equity-based compensation	-	-	-	-	1,127	-	-	1,127
Balance at March 31, 2021	10,968	$110	4,071	$41	$113,088	$46,032	$57,348	$216,619
Net income	-	-	-	-	-	34,503	17,054	51,557
Distributions to members	-	-	-	-	-	(45)	(2,206)	(2,251)
Dividends and distributions declared ($1.80 per share and per unit, respectively)	-	-	-	-	-	(20,461)	(7,328)	(27,789)
Exchange of B shares for A shares	694	7	(694)	(7)	11,214	-	(11,214)	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(1,805)	-	-	(1,805)
Equity-based compensation	-	-	-	-	1,146	-	-	1,146
Balance at June 30, 2021	11,662	$117	3,377	$34	$123,643	$60,029	$53,654	$237,477

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

For the Nine Months Ended June 30	2022	2021

Cash flows from operating activities
Net income	$130,323	$93,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,816	3,816
Equity-based awards	7,274	3,351
Gain on asset disposals	(59)	(196)
Non-cash interest expense	1,370	503
Deferred income tax provision	2,030	2,338
Loss on change in fair value of contingent consideration	11,022	-
(Increase) decrease in assets:
Accounts receivable	(41,235)	(19,031)
Inventories	(88,158)	47,146
Prepaid expenses and other assets	(17,770)	(16,767)
Deposits	(160)	(152)
Increase (decrease) in liabilities:
Accounts payable	33,624	11,124
Other payables and accrued expenses	8,096	5,662
Tax receivable agreement liability	313	-
Customer deposits	4,637	21,478
Net cash provided by operating activities	62,123	153,195

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(11,649)	(7,802)
Proceeds from disposal of property and equipment	122	168
Cash used in acquisitions	(326,089)	(83,486)
Net cash used in investing activities	(337,616)	(91,120)

Cash flows from financing activities
Net borrowings from floor plan	103,103	(27,455)
Proceeds from long-term debt	240,000	30,000
Payments of long-term debt	(18,090)	(7,237)
Payments of debt issuance costs	(4,057)	(701)
Payments of September 2020 offering costs	-	(540)
Payments of contingent consideration	(133)	-
Payments of tax withholdings for equity-based awards	(923)	(449)
Distributions to members	(6,457)	(3,160)
Net cash provided by (used in) financing activities	313,443	(9,542)
Net change in cash	37,950	52,533
Cash and restricted cash at beginning of period	73,949	68,153
Cash and restricted cash at end of period	$111,899	$120,686

Supplemental cash flow disclosures
Cash paid for interest	$9,623	$4,925
Cash paid for income taxes	6,344	13,993

Noncash items
Acquisition purchase price funded by seller notes payable	$1,126	$2,056
Acquisition purchase price funded by contingent consideration	15,321	5,482
Acquisition purchase price funded by issuance of Class A common stock	6,834	-
Purchase of property and equipment funded by long-term debt	1,423	1,693
Initial operating lease right-of-use assets for adoption of Topic 842	-	71,835
Right-of-use assets obtained in exchange for new operating lease liabilities	46,378	17,224
Dividends and distributions payable	-	27,789
Distributions to members payable	-	610

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

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of June 30, 2022, the Company operated a total of 96 retail locations, 10 distribution centers/warehouses and multiple online marketplaces in 19 states, several of which are in the top twenty states for marine retail expenditures.

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

Sales of new boats from the Company’s top ten brands represent approximately 42.9% and 41.1% of total sales for the nine months ended June 30, 2022 and 2021, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 15.6% and 17.1% of our consolidated revenue for the nine months ended June 30, 2022 and 2021, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its wholly-owned subsidiaries as well as majority-owned subsidiaries over which the Company exercises control, conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of June 30, 2022, OneWater Inc. owned 90.8% of the economic interest of OneWater LLC.

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

COVID-19 Pandemic

The duration and related impact of the COVID-19 global pandemic on the Company’s consolidated financial statements is currently uncertain, and it is possible that the pandemic, including the resurgence of COVID-19 in certain geographic areas or the emergence of variant strains of the virus, may negatively impact the Company’s future results of operations. The impact of COVID-19 on our suppliers and the recent increase in demand for marine retail products has led to industry-wide supply chain constraints. The Company is monitoring and assessing the situation and preparing for implications to the business, including the ability to safely operate its stores, access to inventory and customer demand.

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

Identifiable intangible assets consist of trade names, design libraries and customer relationships related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the marine retailer, and therefore, are not subject to amortization. Design libraries and customer relationships are amortized over their estimated useful lives of ten years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible asset amortization expense was approximately $2.1 million and $4.7 million for the three and nine months ended June 30, 2022, respectively. No expense was recorded for the three and nine months ended June 30, 2021.

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

Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the items is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.8 and $2.3 million as of June 30, 2022 and September 30, 2021, respectively.

Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized and are included in selling, general and administrative expenses.

Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2022 and 2021.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel or part/accessory is transferred to the customer. The activity in customer deposits for the three and nine months ended June 30, 2022 is as follows:

($ in thousands)	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Beginning contract liability	$63,514	$46,610
Revenue recognized from contract liabilities included in the beginning balance	(35,337)	(42,595)
Increases due to cash received, net of amounts recognized in revenue during the period	37,343	61,505
Ending contract liability	$65,520	$65,520

The following tables set forth percentages on the timing of revenue recognition for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Goods and services transferred at a point in time	95.0%	94.4%
Goods and services transferred over time	5.0%	5.6%
Total Revenue	100.0%	100.0%

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Goods and services transferred at a point in time	94.6%	94.1%
Goods and services transferred over time	5.4%	5.9%
Total Revenue	100.0%	100.0%

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

Segment Information

As of June 30, 2022 and September 30, 2021, the Company had one operating segment, marine retail. The marine retail segment consists of the sale of new and pre-owned boats, arrangement of finance and insurance products, performance of repair and maintenance services and offering marine related parts and accessories. The marine retail business has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The Company has determined its marine retail operating segment is its reporting unit and is also the reportable segment.

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

The results of operations of acquisitions are included in the accompanying unaudited condensed consolidated financial statements from the acquisition date. The purchase price of acquisitions is allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. For acquisitions of Quality Boats, Denison Yachting and YakGear, the valuation of tangible assets, assumed liabilities and identifiable intangible assets are preliminary as the acquisitions are subject to certain customary closing and post-closing adjustments and certain valuations are not complete. Any changes to the value of identifiable intangible assets will be reclassified from goodwill upon the completion of the valuations.

For the nine months ended June 30, 2022, the Company completed the following transactions:

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

•	On February 1, 2022, JIF Marine, a leading supplier of stainless steel ladders, dock products and other accessories which is based in Tennessee

•	On March 1, 2022, YakGear, a leading supplier of kayak equipment, paddle sports accessories and boat mounting accessories which is based in Texas

•	On April 1, 2022, Denison Yachting, a leader in yacht and superyacht sales as well as ancillary yacht services, with 20 retail locations in 7 states

Consideration paid for the consummated acquisitions was $357.2 million with $326.1 million paid at closing (net of cash acquired), $1.1 million financed through a note payable to the sellers bearing interest at a rate of 4.0% per year, estimated payments of $15.3 million in contingent consideration and the remaining $14.6 million with the issuance of shares of Class A common stock. The notes are payable in one lump sum on December 1, 2024, with interest payments due quarterly. The estimated payments of contingent consideration are part of multiple earnouts varying from the achievement of certain post-acquisition increases in adjusted EBITDA to the generation of acquisition leads for the Company. The acquisition contingent consideration was developed using weighted average projections based on the Company’s historical experience, current forecasts for the industry and current expectations of the ability to generate viable acquisition leads. The minimum payout on acquisition contingent consideration is $5.9 million and the maximum payout is $24.7 million.

The table below summarizes the fair values (Quality Boats, Denison Yachting and YakGear are preliminary) of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired and Liabilities Assumed ($ in thousands)	T-H Marine	Quality Boats	Denison	Other Acquisitions	Total Acquisitions
Accounts receivable	$8,955	$-	$654	$1,122	$10,731
Inventories	19,856	5,937	1,981	9,618	37,392
Prepaid expenses	1,547	47	2,053	357	4,004
Property and equipment	3,896	803	293	1,227	6,219
Deposits	-	-	126	13	139
Operating lease right-of-use assets	5,960	11,877	1,221	7,375	26,433
Identifiable intangible assets	105,500	31,700	16,600	11,276	165,076
Goodwill	51,694	78,682	29,144	14,594	174,114
Accounts payable	(3,876)	-	(80)	(471)	(4,427)
Accrued expenses	(1,697)	-	(252)	(553)	(2,502)
Customer deposits	(394)	(5,047)	(5,524)	(3,307)	(14,272)
Operating lease liabilities	(5,960)	(11,877)	(1,221)	(7,375)	(26,433)
Aggregate acquisition date fair value	$185,481	$112,122	$44,995	$33,876	$376,474

Consideration transferred	$185,481	$92,811	$44,995	$33,876	$357,163
Fair value of non-controlling interests	-	19,311	-	-	19,311
Aggregate acquisition date fair value	$185,481	$112,122	$44,995	$33,876	$376,474

Included in our results for the three and nine months ended June 30, 2022, the acquisitions contributed $91.8 million and $178.5 million to our consolidated revenue and $16.6 million and $29.9 to our income before income tax expense, respectively. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $1.2 million and $4.9 million for the three and nine months ended June 30, 2022, respectively. Comparatively, we recorded $0.1 million and $0.6 million in acquisition related transaction costs for the three and nine months ended June 30, 2021, respectively.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the nine months ended June 30, 2022 and the three and nine months ended June 30, 2021 had occurred on October 1, 2020:

Three Months Ended June 30, 2021
($ in thousands)
(Unaudited)
Pro forma revenue	$526,136
Pro forma net income	$66,648

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
	($ in thousands)
	(Unaudited)
Pro forma revenue	$1,431,881	$1,297,780
Pro forma net income	$135,253	$129,158

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

On June 21, 2022, the Company announced that it signed a definitive agreement to acquire OBCI (NASDAQ: OBCI) (“the “Ocean Bio-Chem Acquisition”), a leading supplier and distributor of appearance, cleaning, and maintenance products for the marine industry and the automotive, powersports, recreational vehicles, and outdoor power equipment markets. As part of the transaction, the Company will also acquire Star Brite Europe, Inc. (the “SB Europe Acquisition”), and certain real property assets from PEJE, Inc., controlled by Peter G. Dornau, the Chairman of OBCI (the “Real Estate Acquisition” and together with the Ocean Bio-Chem Acquisition and SB Europe Acquisition, the “OBCI Acquisitions”).The transaction is expected to close in the Company’s fiscal fourth quarter.

5.	Inventories

Inventories consisted of the following at:

($ in thousands)	June 30, 2022	September 30, 2021
New vessels	$182,184	$105,625
Pre-owned vessels	37,443	22,906
Work in process, parts and accessories, net	49,803	15,349
	$269,430	$143,880

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

($ in thousands)	Goodwill	Trade Names	Design Libraries	Customer Relationships	Total Identifiable Intangible Assets, net
	Unamortized	Unamortized	Amortized	Amortized
Net balance as of September 30, 2021	$168,491	$85,294	$-	$-	$85,294
Acquisitions during the nine months ended June 30, 2022	174,114	83,171	14,050	67,855	165,076
Accumulated amortization for the nine months ended June 30, 2022	-	-	(808)	(3,903)	(4,711)
Net balance as of June 30, 2022	$342,605	$168,465	$13,242	$63,952	$245,659

Amortization expense was $2.1 million and $4.7 million for the three and nine months ended June 30, 2022, respectively, and is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. No amortization expense was recorded for the three and nine months ended June 30, 2021.

The following table summarizes the expected amortization expense for fiscal years 2022 through 2026 and thereafter (Dollars in thousands):

2022 (excluding the nine months ended June 30, 2022)	$2,048
2023	8,190
2024	8,190
2025	8,190
2026	8,190
Thereafter	42,386
$77,194

7.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On December 29, 2021, the Company and certain of its subsidiaries entered into the Seventh Amended and Restated Inventory Financing Agreement (as amended, the “Inventory Financing Facility”) with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available to $500.0 million. The Inventory Financing Facility expires on December 1, 2023. The outstanding balance of the facility was $217.3 million and $114.2 million, as of June 30, 2022 and September 30, 2021, respectively.

Effective October 1, 2021, interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines and trailers. As of June 30, 2022 the interest rate on the Inventory Financing Facility ranged from 3.95% to 6.20% for new inventory and 4.20% to 6.45% for pre-owned inventory. As of September 30, 2021 the interest rate on the Inventory Financing Facility was calculated under the legacy London Inter-Bank Offering Rate and ranged from 3.08% to 5.33% for new inventory and 3.33% to 5.58% for pre-owned inventory. Borrowing capacity available at June 30, 2022 and September 30, 2021 was $282.7 million and $278.3 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) as well as a minimum Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at June 30, 2022.

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

The Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory or certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants as of June 30, 2022.

Long-term debt consisted of the following at:

($ in thousands)	June 30, 2022	September 30, 2021
Term note payable to Truist Bank, secured and bearing interest at 4.5% at June 30, 2022 and 2.75% at September 30, 2021. The note requires quarterly principal payments, maturing with a full repayment on July 22, 2025	$293,958	$105,875
Revolving note payable for an amount up to $50.0 million to Truist Bank, secured and bearing interest at 4.5% at June 30, 2022. The note requires full repayment on July 22, 2025	40,000	-
Note payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The notes require monthly installment payments of principal and interest ranging from $100 to $5,600 through July 2028	3,853	3,248
Note payable to Tom George Yacht Sales, Inc., unsecured and bearing interest at 5.5% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	2,056
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024	1,126	-
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note was repaid in full	-	2,164
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note was repaid in full	-	1,920
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note was repaid in full	-	1,271
Total debt outstanding	340,993	116,534
Less current portion (net of debt issuance costs)	(19,450)	(11,366)
Less unamortized portion of debt issuance costs	(5,194)	(2,094)
Long-term debt, net of current portion of unamortized debt issuance costs	$316,349	$103,074

9.	Stockholders’ and Members’ Equity

Equity-Based Compensation

We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,556,307. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

During the nine months ended June 30, 2022, the Board approved the grant of 52,227 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2022 as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 200% of the target number of units depending upon achievement of the performance goals. Performance-based restricted stock units vest in three equal annual installments, commencing on September 30, 2022. Upon vesting, each performance-based restricted stock unit equals one share of common stock of the Company. As of June 30, 2022, the Company estimated achievement of the performance targets at 200%.

During the nine months ended June 30, 2022, the Board approved the grant of 121,470 time-based restricted stock units. 14,186 restricted stock units fully vest on September 30, 2022, 12,000 restricted stock units fully vest on April 20, 2023 and the remaining 95,284 restricted stock units vest in three equal annual installments commencing on September 30, 2022.

  Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.5 million and $1.1 million of compensation expense for the three months ended June 30, 2022 and 2021, respectively, which includes $1.3 million and $0.6 million of compensation expense for the three months ended June 30, 2022 and 2021, respectively, for performance share units. The Company recognized $7.3 million and $3.3 million of compensation expense for the nine months ended June 30, 2022 and 2021, respectively, which includes $4.0 million and $1.3 million of compensation expense for the nine months ended June 30, 2022 and 2021, respectively, for performance share units.

The following table further summarizes activity related to restricted stock units for the nine months ended June 30, 2022:

	Restricted Stock Unit Awards
	Number of Units	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2021	545,094	$22.68
Awarded	173,697	39.95
Vested	(100,872)	16.99
Forfeited	-	-
Unvested at June 30, 2022	617,919	$28.46

As of June 30, 2022, the total unrecognized compensation expense related to outstanding equity awards was $8.8 million, which the Company expects to recognize over a weighted-average period of 1.4 years.

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

  On March 30, 2022, the Board approved an up to $50 million share repurchase program. As of June 30, 2022, no shares had been repurchased under the program. The repurchase program does not have a predetermined expiration date.

The following table sets forth the calculation of earnings per share for the three months ended June 30, 2022 and 2021 (in thousands, except per share data):

Earnings per share:	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Numerator:
Net income attributable to OneWater Inc.	$55,977	$34,503

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	14,133	10,976
Effect of dilutive securities:
Restricted stock units	379	365
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,512	11,341

Earnings per share of Class A common stock – basic	$3.96	$3.14
Earnings per share of Class A common stock – diluted	$3.86	$3.04

The following table sets forth the calculation of earnings per share for the nine months ended June 30, 2022 and 2021 (in thousands, except per share data):

Earnings per share:	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Numerator:
Net income attributable to OneWater Inc.	$112,293	$62,765

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	13,791	10,884
Effect of dilutive securities:
Restricted stock units	414	259
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,205	11,143

Earnings per share of Class A common stock – basic	$8.14	$5.77
Earnings per share of Class A common stock – diluted	$7.90	$5.63

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Class B common stock	1,430	4,063
Restricted Stock Units	256	201
	1,686	4,264

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Class B common stock	1,560	4,124
Restricted Stock Units	233	221
	1,793	4,345

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

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 299,505 shares of the Company’s Class A common stock may be issued under the ESPP, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan. As of June 30, 2022, there has not yet been an offering period under the ESPP. The first offering period under the ESPP began on July 1, 2022.

Distributions

During the nine months ended June 30, 2022 and 2021, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

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

The following tables summarize the Company’s financial liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and September 30, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$38,282	$38,282

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$12,072	$12,072

   There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three or nine months ended June 30, 2022 and 2021.
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

The following table sets forth the changes in fair value of our contingent consideration for the three and nine months ended June 30, 2022:

($ in thousands)	Three Months Ended June 30, 2022
Balance as of March 31, 2022	$35,243
Additions from acquisitions	-
Settlement of contingent consideration	(79)
Change in fair value, including accretion	3,118
Balance as of June 30, 2022	$38,282

($ in thousands)	Nine Months Ended June 30, 2022
Balance as of September 30, 2021	$12,072
Additions from acquisitions	15,321
Settlement of contingent consideration	(133)
Change in fair value, including accretion	11,022
Balance as of June 30, 2022	$38,282

11.	Income Taxes

     The Company is a corporation and, as a result is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.

Our effective tax rates of 22.6% and 21.9% for the three and nine months ending June 30, 2022, respectively, differ from statutory rates primarily due to earnings allocated to non-controlling interests.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on our cumulative earnings history and forecasted future sources of taxable income, we believe that we will fully realize our deferred tax assets in the future. The Company has not recorded a valuation allowance.

As of June 30, 2022 and September 30, 2021, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2020. The Company is not currently under an income tax audit in any U.S. or state jurisdiction for any tax year.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of June 30, 2022 and September 30, 2021, our liability under the Tax Receivable Agreement was $46.2 million and $40.1 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

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

   In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. Total purchases incurred under these arrangements were $14.7 million and $27.5 million for the three months ended June 30, 2022 and 2021, respectively, and $72.9 million and $63.9 million for the nine months ended June 30, 2022 and 2021, respectively.

   In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $1.6 million for the nine months ended June 30, 2022 and 2021, respectively.

   In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. Total fees recorded under these arrangements were $0.5 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $1.8 million for the nine months ended June 30, 2022 and 2021, respectively.

   In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. Total payments recorded under these arrangements were $0.1 million for the three months ended June 30, 2020, and $0.2 million and $0.1 million for the nine months ended June 30, 2022 and 2021, respectively.

    In connection with transactions noted above, the Company owed $0.7 million and $1.0 million as recorded within accounts payable as of June 30, 2022 and September 30, 2021, respectively. Additionally, the Company was due $0.3 million and $32,368 as recorded within accounts receivable as of June 30, 2022 and September 30, 2021, respectively.

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

Overview

We believe that we are one of the largest and fastest-growing marine retailers in the United States with 96 retail locations, 10 distribution centers/warehouses and multiple online marketplaces as of June 30, 2022. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 13 out of the 18 markets in which we operate. In fiscal year 2021, we sold approximately 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we had otherwise established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enable us to provide a consistently professional experience as reflected in the number of our repeat customers and same-store sales growth.

We were formed in 2014 as One Water Marine Holdings, LLC (“OneWater LLC”) through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 retail locations. Since the combination in 2014, we have acquired a total of 75 additional retail locations, 10 distribution centers/warehouses and multiple online marketplaces through 29 acquisitions. Our current portfolio of companies, as of June 30, 2022, consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing premium recreational marine retailers in the United States based on number of stores and total boats sold. While we have opportunistically opened new locations in select markets, we believe that it is generally more effective economically and operationally to acquire existing locations with experienced staff and established reputations.

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

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the three and nine months ended June 30, 2022 suggest that spending in all our regions and across product lines has proven resilient despite the challenges posed by the pandemic as customers have continued to focus on socially distanced outdoor recreations. The ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors including consumer demand, a possible resurgence of COVID-19, including variants of the virus in certain geographic areas, our ability to safely operate stores and the existence and extent of a prolonged economic downturn.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired a total of 75 additional retail locations, 10 distribution centers/warehouses and multiple online marketplaces through 29 acquisitions. Our team remains focused on expanding our retail locations in regions with strong boating cultures, enhancing the customer experience, and generating value for our shareholders. Additionally, we continue to evaluate acquisitions of companies who focus primarily on parts and accessory sales, further strengthening that area of our business.

We have an extensive acquisition track record within the marine retail industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves the acquired retailer’s customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. Our strategy is to acquire stores at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired dealer groups for less than 4.0x EBITDA on a trailing twelve-month basis and believe that we will be able to continue to make attractive acquisitions within this range.

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

Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the items is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.8 million and $2.3 million as of June 30, 2022 and September 30, 2021, respectively.

Deferred revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales history indicates that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. There are inherent uncertainties in assessing net realizable value as management must make assumptions and apply judgment to changes in the market, brands and other factors that drive consumer preferences and spending. We typically do not maintain a boat inventory reserve. The cost of manufactured and assembled parts and accessories is determined using standard costing. The cost of acquired parts and accessories is determined using the weighted average cost method. Inventory is reported net of write downs for obsolete and slow moving items of approximately $1.5 million and $0.8 million at June 30, 2022 and September 30, 2021, respectively.

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

Identifiable intangible assets consist of trade names, design libraries and customer relationships related to the acquisitions we have completed. We have determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the marine retailer, and therefore, are not subject to amortization. Design libraries and customer relationships are amortized over their estimated useful lives of ten years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates. We did not perform impairment testing related to goodwill and identifiable intangible assets for the nine months ended June 30, 2022 as no triggering events have occurred.

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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, F&I products, repair and maintenance services, and parts and accessories. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 16.5% and 11.1% to revenue in the three months ended June 30, 2022 and 2021, respectively, and 16.1% and 10.8% to revenue in the nine months ended June 30, 2022 and 2021, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 28.4% and 24.7% to gross profit in the three months ended June 30, 2022 and 2021, respectively, and 28.1% and 25.8% to gross profit in the nine months ended June 30, 2022 and 2021, respectively. We have also diversified our business across geographies and dealership types (e.g., fresh water and salt water) in order to reduce the effects of seasonality. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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

Fiscal 2022 Year-to-date Acquisitions

•	Effective October 1, 2021, we acquired Naples Boat Mart, a full-service marine retailer with one location in Florida.

•	Effective November 30, 2021, we acquired T-H Marine, a leading provider of branded marine parts and accessories, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas.

•	Effective December 1, 2021, we acquired Norfolk Marine Company, a full-service marine retailer with one location in Virginia.

•	Effective December 31, 2021, we acquired a majority interest in Quality Boats, a full-service marine retailer with three locations in Florida.

•	Effective February 1, 2022, we acquired JIF Marine, a leading supplier of stainless steel ladders, dock products and other accessories which is based in Tennessee.

•	Effective March 1, 2022, we acquired YakGear, a leading supplier of kayak equipment, paddle sport accessories and boat mounting accessories which is based in Texas.

•	Effective April 1, 2022, Denison Yachting, a leader in yacht and superyacht sales as well as ancillary yacht services, with 20 retail locations.

We refer to the acquisitions described above collectively as the ‘‘2022 Acquisitions.’’ Naples Boat Mart is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022. All other transactions completed in fiscal year 2022 are fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and partially reflected for the nine months ended June 30, 2022.

On June 21, 2022 the Company announced that it signed a definitive agreement to acquire Ocean Bio-Chem, Inc. (“OBCI”) (NASDAQ: OBCI) (the “Ocean Bio-Chem Acquisition”), a leading supplier and distributor of appearance, cleaning, and maintenance products for the marine industry and the automotive, powersports, recreational vehicles, and outdoor power equipment markets. As part of the transaction, the Company will also acquire Star Brite Europe, Inc. (the “SB Europe Acquisition”), and certain real property assets from PEJE, Inc., controlled by Peter G. Dornau, the Chairman of OBCI (the “Real Estate Acquisition” and, together with the Ocean Bio-Chem Acquisition and SB Europe Acquisition, the “OBCI Acquisitions”). The transaction is expected to close in the Company’s fiscal fourth quarter.

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

We refer to the acquisitions described above collectively as the ‘‘2021 Acquisitions.’’ The Tom George Yacht Sales, Inc, Walker Marine Group, Inc. and Roscioli Yachting Center Inc. acquisitions are fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and partially reflected for the nine months ended June 30, 2021. Stone Harbor Marine, Inc. and PartsVu are not reflected in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc. was subject to U.S. federal, state and local taxes at an estimated blended statutory rate of 24.4% of pre-tax earnings for the nine months ended June 30, 2022.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional SG&A expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$376,886	66.2%	$288,222	71.3%	$88,664	30.8%
Pre-owned boat	98,181	17.3%	71,116	17.6%	27,065	38.1%
Finance & insurance income	18,979	3.3%	15,238	3.8%	3,741	24.6%
Service, parts and other	74,854	13.2%	29,631	7.3%	45,223	152.6%
Total revenues	568,900	100.0%	404,207	100.0%	164,693	40.7%

Gross Profit
New boat	102,342	18.0%	77,081	19.1%	25,261	32.8%
Pre-owned boat	29,432	5.2%	18,550	4.6%	10,882	58.7%
Finance & insurance	18,979	3.3%	15,238	3.8%	3,741	24.6%
Service, parts & other	33,186	5.8%	16,083	4.0%	17,103	106.3%
Total gross profit	183,939	32.3%	126,952	31.4%	56,987	44.9%

Selling, general and administrative expenses	87,867	15.4%	60,476	15.0%	27,391	45.3%
Depreciation and amortization	4,073	0.7%	1,475	0.4%	2,598	176.1%
Transaction costs	1,337	0.2%	65	0.0%	1,272	*
Change in fair value of contingent consideration	3,118	0.5%	-	0.0%	3,118	100.0%

Income from operations	87,544	15.4%	64,936	16.1%	22,608	34.8%

Interest expense - floor plan	1,131	0.2%	956	0.2%	175	18.3%
Interest expense - other	3,311	0.6%	1,083	0.3%	2,228	205.7%
Other income, net	(166)	0.0%	(158)	0.0%	(8)	5.1%
Income before income tax expense	83,268	14.6%	63,055	15.6%	20,213	32.1%
Income tax expense	18,785	3.3%	11,498	2.8%	7,287	63.4%
Net income	64,483	11.3%	51,557	12.8%	12,926	25.1%
Less: Net income attributable to non-controlling interest	(959)		-		(959)	100.0%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(7,547)		(17,054)		9,507	-55.7%
Net income attributable to One Water Marine Inc.	$55,977		$34,503		$21,474	62.2%

Revenue

Overall, revenue increased by $164.7 million, or 40.7%, to $568.9 million for the three months ended June 30, 2022 from $404.2 million for the three months ended June 30, 2021. Revenue generated from same-store sales increased 12.0% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in the average selling price of new boats, the number of pre-owned boats sold, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts and other sales. Overall revenue increased by $164.7 million as a result of a $48.7 million increase in same-store sales and a $116.0 million increase from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods.

New Boat Sales

New boat sales increased by $88.7 million, or 30.8%, to $376.9 million for the three months ended June 30, 2022 from $288.2 million for the three months ended June 30, 2021. The increase was primarily attributable to our same-store sales growth, our acquisitions and an increase in our average unit price. We believe the increase in sales was primarily due to continued execution of operational improvements on previously acquired dealers, the mix of boat brands and models sold, and product improvements in the functionality of technology of boats which drove average unit prices higher.

Pre-owned Boat Sales

Pre-owned boat sales increased by $27.1 million, or 38.1%, to $98.2 million for the three months ended June 30, 2022 from $71.1 million for the three months ended June 30, 2021. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase was primarily attributable to our same-store sales growth, our acquisitions and an increase in the number of units sold.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $3.7 million, or 24.6%, to $19.0 million for the three months ended June 30, 2022 from $15.2 million for the three months ended June 30, 2021. The increase was primarily due to the additional new and pre-owned boat revenues. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products decreased slightly as a percentage of total revenue to 3.3% in the three months ended June 30, 2022 from 3.8% in the three months ended June 30, 2021. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

Service, Parts & Other Sales

Service, parts & other sales increased by $45.2 million, or 152.6%, to $74.9 million for the three months ended June 30, 2022 from $29.6 million for the three months ended June 30, 2021. The increase in service, parts & other sales is primarily due to the contributions from our recently acquired businesses as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales.

Gross Profit

Overall, gross profit increased by $57.0 million, or 44.9%, to $183.9 million for the three months ended June 30, 2022 from $127.0 million for the three months ended June 30, 2021. This increase was primarily due to our overall increase in same-store sales which was driven by increases in all revenue streams, the impact of the 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins increased 90 basis points to 32.3% for the three months ended June 30, 2022 from 31.4% for the three months ended June 30, 2021 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $25.3 million, or 32.8%, to $102.3 million for the three months ended June 30, 2022 from $77.1 million for the three months ended June 30, 2021. This increase was primarily due to our overall increase in same-store sales as well as the impact of the 2022 Acquisitions. New boat gross profit as a percentage of new boat revenue was 27.2% for the three months ended June 30, 2022 as compared to 26.7% in the three months ended June 30, 2021. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins amid the industry wide inventory and supply chain constraints.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $10.9 million, or 58.7%, to $29.4 million for the three months ended June 30, 2022 from $18.6 million for the three months ended June 30, 2021. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue as a result of our same-store sales growth and the impact of the 2022 Acquisitions. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 30.0% and 26.1% for the three months ended June 30, 2022 and 2021, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. The increase in our gross profit margin was primarily attributable to the acquisition of Denison Yachting which led to an increase in brokerage sales and gross profit.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $3.7 million, or 24.6%, to $19.0 million for the three months ended June 30, 2022 from $15.2 million for the three months ended June 30, 2021. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $17.1 million, or 106.3%, to $33.2 million for the three months ended June 30, 2022 from $16.1 million for the three months ended June 30, 2021. Service, parts & other gross profit as a percentage of service, parts & other revenue was 44.3% and 54.3% for the three months ended June 30, 2022 and 2021, respectively. The increase in gross profit was primarily the result of our same-store sales growth as well as contributions from the 2022 Acquisitions. The decrease in gross profit margin percentage was primarily due to a shift in the mix of products sold towards parts & accessories which has a lower margin percentage than service and other sales.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $27.4 million, or 45.3%, to $87.9 million for the three months ended June 30, 2022 from $60.5 million for the three months ended June 30, 2021. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. The selling, general & administrative increase primarily consisted of a $17.0 million increase in personnel expenses. Selling, general & administrative expenses as a percentage of revenue increased to 15.4% from 15.0% for the three months ended June 30, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher marketing expenses, as well as higher administrative costs.

Depreciation and Amortization

Depreciation and amortization expense increased $2.6 million, or 176.1%, to $4.1 million for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2021. The increase in depreciation and amortization expense was primarily attributable to a $2.1 million increase in amortization of design libraries and customer relationships from the 2022 Acquisitions.

Transaction Costs

The increase in transaction costs of $1.3 million to $1.3 million for the three months ended June 30, 2022 compared to $0.1 million for the three months ended June 30, 2021 was primarily attributable to expenses related to the 2022 Acquisitions and the OBCI Acquisitions.

Change in Fair Value of Contingent Consideration

During the three months ended June 30, 2022, we incurred expenses of $3.1 million related to updated forecasts and accretion of contingent consideration liabilities for acquisitions completed in fiscal year 2021 and 2022.

Income from Operations

Income from operations increased $22.6 million, or 34.8%, to $87.5 million for the three months ended June 30, 2022 compared to $64.9 million for the three months ended June 30, 2021. The increase was primarily attributable to the $57.0 million increase in gross profit, partially offset by a $27.4 million increase in selling, general & administrative expenses during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan increased $0.2 million to $1.1 million for the three months ended June 30, 2022 compared to $1.0 million for the three months ended June 30, 2021. The increase in floor plan interest expense was primarily attributable to the increase in average inventory for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, as well as rising interest rates.

Interest Expense – Other

Interest expense – other increased by $2.2 million, or 205.7%, to $3.3 million for the three months ended June 30, 2022 compared to $1.1 million for the three months ended June 30, 2021. The increase in interest expense – other was related to the increase in our long-term debt which was used to fund certain of the 2022 Acquisitions.

Other Expense (Income), Net

Other income was flat at $0.2 million for each of the three months ended June 30, 2022 and 2021.

Income Tax Expense

Income tax expense increased $7.3 million, or 63.4%, to $18.8 million for the three months ended June 30, 2022 compared to $11.5 million for the three months ended June 30, 2021. The increase was primarily attributable to the 32.1% increase in income before income tax expense for the three months ended June 30, 2022 as compared to June 30, 2021 as well as the increased proportion of consolidated income before income tax expense that is allocated to OneWater Marine Inc. and therefore taxable due to exchanges of shares of Class B common stock for shares of Class A common stock.

Net Income

Net income increased by $12.9 million to $64.5 million for the three months ended June 30, 2022 compared to $51.6 million for the three months ended June 30, 2021. The increase was primarily attributable to the $57.0 million increase in gross profit, partially offset by the $27.4 million increase in selling, general & administrative expenses and $7.3 million increase in income tax expense compared to the three months ended June 30, 2021.

Nine Months Ended June 30, 2022, Compared to Nine Months Ended June 30, 2021

	For the Nine Months Ended June 30, 2022		For the Nine Months Ended June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$903,104	67.0%	$679,704	71.7%	$223,400	32.9%
Pre-owned boat	227,484	16.9%	165,778	17.5%	61,706	37.2%
Finance & insurance income	43,234	3.2%	32,990	3.5%	10,244	31.1%
Service, parts and other	173,477	12.9%	69,429	7.3%	104,048	149.9%
Total revenues	1,347,299	100.0%	947,901	100.0%	399,398	42.1%

Gross Profit
New boat	244,058	18.1%	158,884	16.8%	85,174	53.6%
Pre-owned boat	63,406	4.7%	40,212	4.2%	23,194	57.7%
Finance & insurance	43,234	3.2%	32,990	3.5%	10,244	31.1%
Service, parts & other	76,748	5.7%	36,088	3.8%	40,660	112.7%
Total gross profit	427,446	31.7%	268,174	28.3%	159,272	59.4%

Selling, general and administrative expenses	222,455	16.5%	143,685	15.2%	78,770	54.8%
Depreciation and amortization	10,549	0.8%	3,816	0.4%	6,733	176.4%
Transaction costs	5,158	0.4%	633	0.1%	4,525	714.8%
Change in fair value of contingent consideration	11,022	0.8%	377	0.0%	10,645	*

Income from operations	178,262	13.2%	119,663	12.6%	58,599	49.0%

Interest expense - floor plan	3,056	0.2%	2,206	0.2%	850	38.5%
Interest expense - other	7,937	0.6%	3,222	0.3%	4,715	146.3%
Other expense (income), net	491	0.0%	(247)	0.0%	738	*
Income before income tax expense	166,778	12.4%	114,482	12.1%	52,296	45.7%
Income tax expense	36,455	2.7%	20,559	2.2%	15,896	77.3%
Net income	130,323	9.7%	93,923	9.9%	36,400	38.8%
Less: Net income attributable to non-controlling interest	(1,970)		-		(1,970)	100.0%
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(16,060)		(31,158)		15,098	-48.5%
Net income attributable to One Water Marine Inc.	$112,293		$62,765		$49,528	78.9%

Revenue

Overall, revenue increased by $399.4 million, or 42.1%, to $1,347.3 million for the nine months ended June 30, 2022 from $947.9 million for the nine months ended June 30, 2021. Revenue generated from same-store sales increased 14.2% for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021, primarily due to an increase in the average selling price of new boats, an increase in pre-owned unit sales, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts and other sales. Overall revenue increased by $399.4 million as a result of a $134.7 million increase in same-store sales and a $264.7 million increase from stores not eligible for inclusion in the same-store sales base. New and acquired stores become eligible for inclusion in the comparable store base at the end of the store’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods.

New Boat Sales

New boat sales increased by $223.4 million, or 32.9%, to $903.1 million for the nine months ended June 30, 2022 from $679.7 million for the nine months ended June 30, 2021. The increase was primarily attributable to our same-store sales growth, our acquisitions and an increase in our average unit price. We believe the increase in sales was primarily due to continued execution of operational improvements on previously acquired dealers, the mix of boat brands and models sold, and product improvements in the functionality of technology of boats which drove average unit prices higher.

Pre-owned Boat Sales

Pre-owned boat sales increased by $61.7 million, or 37.2%, to $227.5 million for the nine months ended June 30, 2022 from $165.8 million for the nine months ended June 30, 2021. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. Pre-owned revenue increased primarily due to growth in unit sales.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $10.2 million, or 31.1%, to $43.2 million for the nine months ended June 30, 2022 from $33.0 million for the nine months ended June 30, 2021. The increase was primarily due to the additional new and pre-owned boat revenues. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing stores. Finance & insurance products decreased slightly as a percentage of total revenue to 3.2% in the nine months ended June 30, 2022 from 3.5% in the nine months ended June 30, 2021. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

Service, Parts & Other Sales

Service, parts & other sales increased by $104.0 million, or 149.9%, to $173.5 million for the nine months ended June 30, 2022 from $69.4 million for the nine months ended June 30, 2021. The increase in service, parts & other sales is primarily due to contributions from our recently acquired businesses as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales.

Gross Profit

Overall, gross profit increased by $159.3 million, or 59.4%, to $427.5 million for the nine months ended June 30, 2022 from $268.2 million for the nine months ended June 30, 2021. This increase was primarily due to our overall increase in same-store sales which was driven by increases in all revenue streams, the impact of the 2021 Acquisitions and 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins increased 340 basis points to 31.7% for the nine months ended June 30, 2022 from 28.3% for the nine months ended June 30, 2021 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $85.2 million, or 53.6%, to $244.1 million for the nine months ended June 30, 2022 from $158.9 million for the nine months ended June 30, 2021. This increase was primarily due to our overall increase in same-store sales as well as the impact of the 2021 Acquisitions and 2022 Acquisitions. New boat gross profit as a percentage of new boat revenue was 27.0% for the nine months ended June 30, 2022 as compared to 23.4% in the nine months ended June 30, 2021. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations, our emphasis on expanding new boat gross profit margins amid the industry wide inventory and supply chain constraints.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $23.2 million, or 57.7%, to $63.4 million for the nine months ended June 30, 2022 from $40.2 million for the nine months ended June 30, 2021. The increase in pre-owned gross profit was driven by the increase in pre-owned revenue as a result of our same-store sales growth and the impact of the 2021 Acquisitions and 2022 Acquisitions. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 27.9% and 24.3% for the nine months ended June 30, 2022 and 2021, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements with the exception of wholesale.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $10.2 million, or 31.1%, to $43.2 million for the nine months ended June 30, 2022 from $33.0 million for the nine months ended June 30, 2021. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sale.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $40.7 million, or 112.7%, to $76.7 million for the nine months ended June 30, 2022 from $36.1 million for the nine months ended June 30, 2021. Service, parts & other gross profit as a percentage of service, parts & other revenue was 44.2% and 52.0% for the nine months ended June 30, 2022 and 2021, respectively. The increase in gross profit was primarily the result of our same-store sales growth as well as contributions from the 2021 Acquisitions and 2022 Acquisitions. The decrease in gross profit margin percentage was due to a shift in the mix of products sold towards parts & accessories which has a lower margin percentage than service and other sales.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $78.8 million, or 54.8%, to $222.5 million for the nine months ended June 30, 2022 from $143.7 million for the nine months ended June 30, 2021. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit which included a $52.5 million increase in personnel expenses. Selling, general & administrative expenses as a percentage of revenue increased to 16.5% from 15.2% for the nine months ended June 30, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher variable-based compensation expense as a result of the Company’s increased gross profit margin.

Depreciation and Amortization

Depreciation and amortization expense increased $6.7 million, or 176.4%, to $10.5 million for the nine months ended June 30, 2022 compared to $3.8 million for the nine months ended June 30, 2021. The increase in depreciation and amortization expense was primarily attributable to a $4.7 million increase in amortization of design libraries and customer relationships from the 2022 Acquisitions as well as an increase in property, plant and equipment.

Transaction Costs

The increase in transaction costs of $4.5 million, or 714.8%, to $5.2 million for the nine months ended June 30, 2022 compared to $0.6 million for the nine months ended June 30, 2021 was primarily attributable to expenses related to the 2022 Acquisitions and the OBCI Acquisitions.

Change in Fair Value of Contingent Consideration

During the nine months ended June 30, 2022, we incurred expenses of $11.0 million related to updated forecasts and accretion of contingent consideration liabilities for acquisitions completed in fiscal year 2021 and 2022. During the nine months ended June 30, 2021, we incurred an expense of $0.4 million related to the settlement of contingent consideration from a fiscal year 2019 acquisition.

Income from Operations

Income from operations increased $58.6 million, or 49.0%, to $178.3 million for the nine months ended June 30, 2022 compared to $119.7 million for the nine months ended June 30, 2021. The increase was primarily attributable to the $159.3 million increase in gross profit, partially offset by a $78.8 million increase in selling, general & administrative expenses, a $6.7 million increase in depreciation and amortization and a $10.6 million increase in the change in fair value of contingent consideration during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan increased $0.9 million to $3.1 million for the nine months ended June 30, 2022 compared to $2.2 million for the nine months ended June 30, 2021. The increase in floor plan interest expense was primarily attributable to the increase in average inventory for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021 as well as an increase in interest rates.

Interest Expense – Other

Interest expense – other increased by $4.7 million, or 146.3%, to $7.9 million for the nine months ended June 30, 2022 compared to $3.2 million for the nine months ended June 30, 2021. The increase in interest expense – other was related to the increase in our long-term debt which was used to fund certain 2022 Acquisitions.

Other Expense (Income), Net

Other expense (income), net increased by $0.7 million to expense of $0.5 million for the nine months ended June 30, 2022 compared to income of $0.2 million for the nine months ended June 30, 2021. The increase in expense was primarily due to the impact of tax rate changes on our tax receivable agreement liability.

Income Tax Expense

Income tax expense increased $15.9 million, or 77.3%, to $36.4 million for the nine months ended June 30, 2022 compared to $20.6 million for the nine months ended June 30, 2021. The increase was primarily attributable to the 45.7% increase in income before income tax expense as well as the increased proportion of consolidated income before income tax expense that is allocated to OneWater Marine Inc. and therefore taxable due to exchanges of shares of Class B common stock for shares of Class A common stock.

Net Income

Net income increased by $36.4 million to $130.3 million for the nine months ended June 30, 2022 compared to $93.9 million for the nine months ended June 30, 2021. The increase was primarily attributable to the increase in gross profit, partially offset by the increases in selling, general & administrative expenses, income tax expense, depreciation and amortization and the increase in the change in fair value of contingent consideration during the same periods.

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

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

	Three months ended June 30,
Description	2022	2021
	($ in thousands)
Net income	$64,483	$51,557
Interest expense – other	3,311	1,083
Income tax expense	18,785	11,498
Depreciation and amortization	4,274	1,475
Change in fair value of contingent consideration	3,118	-
Transaction costs	1,337	65
Other income, net	(166)	(158)
Adjusted EBITDA	$95,142	$65,520

Adjusted EBITDA was $95.1 million for the three months ended June 30, 2022 compared to $65.5 million for the three months ended June 30, 2021. The increase in Adjusted EBITDA resulted primarily from our 12.0% increase in same-store sales growth for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, the impact of the 2022 Acquisitions and our ability to increase gross profit margins and control selling, general and administrative expenses.

Nine Months Ended June 30, 2022, Compared to Nine Months Ended June 30, 2021

	Nine months ended June 30,
Description	2022	2021
	($ in thousands)
Net income	$130,323	$93,923
Interest expense – other	7,937	3,222
Income tax expense	36,455	20,559
Depreciation and amortization	10,814	3,816
Change in fair value of contingent consideration	11,022	377
Transaction costs	5,158	633
Other expense (income), net	491	(247)
Adjusted EBITDA	$202,200	$122,283

Adjusted EBITDA was $202.2 million for the nine months ended June 30, 2022 compared to $122.3 million for the nine months ended June 30, 2021. The increase in Adjusted EBITDA resulted primarily from our 14.2% increase in same-store sales growth for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021, the impact of the 2021 Acquisitions and 2022 Acquisitions and our ability to increase gross profit margins and control selling, general and administrative expenses.

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

Cash needs for acquisitions have historically been financed with our credit facilities and cash generated from operations. Our ability to utilize the Credit Facility to fund operations depends upon Adjusted EBITDA and compliance with covenants of the Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of June 30, 2022, we had liquidity in excess of $120 million and we were in compliance with all covenants under the Credit Facility and the Inventory Financing Facility.

We have no material off balance sheet arrangements, except for purchase commitments under supply agreements entered into in the normal course of business.

Cash Flows

Analysis of Cash Flow Changes Between the Nine Months Ended June 30, 2022 and 2021

The following table summarizes our cash flows for the periods indicated:

	Nine Months ended June 30,
Description	2022	2021	Change
	($ in thousands)
Net cash provided by operating activities	$62,123	$153,195	$(91,072)
Net cash used in investing activities	(337,616)	(91,120)	(246,496)
Net cash provided by (used in) financing activities	313,443	(9,542)	322,985
Net change in cash	$37,950	$52,533	$(14,583)

Operating Activities. Net cash provided by operating activities was $62.1 million for the nine months ended June 30, 2022 compared to net cash provided by operating activities of $153.2 million for the nine months ended June 30, 2021. The $91.1 million decrease in cash provided by operating activities was primarily attributable to a $135.3 million increase in the change in inventory, partially offset by a $36.4 million increase in net income, an $11.0 million increase in the loss on change in fair value of contingent consideration and a $22.5 million increase in the change in accounts payable for nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021.

Investing Activities. Net cash used in investing activities was $337.6 million for the nine months ended June 30, 2022 compared to net cash used in investing activities of $91.1 million for the nine months ended June 30, 2021. The $246.5 million increase in cash used in investing activities was primarily attributable to a $242.6 million increase in cash used in acquisitions for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021.

Financing Activities. Net cash provided by financing activities was $313.4 million for the nine months ended June 30, 2022 compared to net cash used in financing activities of $9.5 million for the nine months ended June 30, 2021. The $323.0 million increase in financing cash flow was primarily attributable to a $210.0 million increase in borrowings on long-term debt and an $130.6 million increase in net borrowings on our Inventory Financing Facility for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021.

Share Repurchase Program

On March 30, 2022, our Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. As of June 30, 2022, no shares had been repurchased under the program. The repurchase program does not have a predetermined expiration date.

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

On November 30, 2021, we entered into the Incremental Amendment No. 2 (the “Second Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan (the “Second Incremental Term Loan”) to OWAO in an aggregate principal amount equal to $200.0 million, which will be added to, and constitute a part of, the existing $110.0 million term loan. The Second Incremental Amendment further provides for a $20.0 million increase in the existing revolving commitment (the “Incremental Revolving Increase”), which was added to, and constitutes a part of, the existing $30.0 million revolving commitment. As of June 30, 2022, we had $294.0 million outstanding under the term loan and $40.0 million outstanding under the revolving credit facility.

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

The Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants as of June 30, 2022.

OBCI Acquisitions Financing Facility

The Company intends to finance the OBCI Acquisitions through debt financing and cash on hand. In connection with the OBCI Acquisitions, the Company entered into a debt financing commitment letter dated as of June 21, 2022 with Truist Bank, pursuant to which Truist Bank has committed to provide the Company with debt financing in an aggregate principal amount of $125.0 million, subject to a number of conditions, including the receipt of executed loan documentation, satisfaction of the conditions to, and consummation of, the OBCI Acquisitions and other customary closing conditions for financings of this type.

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

We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including certain provisions related to the Funded Debt to EBITDA Ratio (as defined in the Inventory Financing Facility) and the Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral securing the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interests of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired marine retailers (ix) make any change in any of our marine retailers’ capital structure or in any of their business objectives or operations which might in any way adversely affect the ability of such marine retailer to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and certain of its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo. Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.

As of June 30, 2022 and September 30, 2021, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $217.3 million and $114.2 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of June 30, 2022 and September 30, 2021, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 1.9% and 2.0%, respectively. As of June 30, 2022 and September 30, 2021, our additional available borrowings under our Inventory Financing Facility were $282.7 million and $278.3 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate. As of June 30, 2022, we were in compliance with all covenants under the Inventory Financing Facility.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of June 30, 2022, our indebtedness associated with our 2 acquisition notes payable totaled an aggregate of $3.2 million with a weighted average interest rate of 5.0% per annum. As of June 30, 2022, the principal amount outstanding under these acquisition notes payable ranged from $1.1 million to $2.1 million, and the maturity dates ranged from December 1, 2023 to December 1, 2024.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $132,000, and mature on dates between August 2022 to July 2028. As of June 30, 2022, we had $3.9 million outstanding under the commercial vehicles notes payable.

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

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for new boats is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $217.3 million as of June 30, 2022, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of $2.2 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Credit Facility is calculated using the one-month LIBOR (with a 0.75% floor) plus an applicable margin. Based on an outstanding balance of $294.0 million and the one-month LIBOR as of June 30, 2022, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.9 million. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

We purchase certain of our new boat and parts inventories from foreign manufacturers and some of these transactions are denominated in a currency other than the U.S. dollar. Our business is subject to foreign exchange rate risk that may influence manufacturers’ ability to provide their products at competitive prices in the United States. From time to time we may enter into foreign currency forward contracts to hedge certain foreign currency exposures to lessen, but not completely eliminate, the effects of foreign currency fluctuations on our financial results. To the extent that we cannot recapture this volatility in prices charged to customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three and nine months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The pending OBCI Acquisitions may not be consummated on a timely basis or at all. Failure to complete the OBCI Acquisitions within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.

On June 21, 2022, we entered into an agreement and plan of merger with OBCI, an equity purchase agreement with Peter G. Dornau and a real estate sales contract with PEJE, Inc., and certain other parties thereto in connection with the OBCI Acquisitions. We expect the OBCI Acquisitions to close in our fiscal fourth quarter of 2022. The OBCI Acquisitions are subject to certain closing conditions, including, among other things, (i) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) at least 20 calendar days having elapsed since OBCI mailed to its shareholders an information statement (as contemplated by Regulation 14C of the Exchange Act), (iii) the absence of legal restraints preventing the consummation of the Ocean Bio-Chem Acquisition, (iv) other customary conditions for a transaction of this type, and (v) the closing or satisfaction or waiver of the closing conditions of the SB Europe Acquisition and the Real Estate Acquisition. If these conditions are not satisfied or waived, the OBCI Acquisitions will not be consummated. If the closing of the OBCI Acquisitions is substantially delayed or does not occur at all, or if the terms of the OBCI Acquisitions are required to be modified substantially, we may not realize the anticipated benefits of the OBCI Acquisitions fully or at all or they may take longer to realize than expected. We have incurred and will continue to incur substantial transaction costs whether or not the OBCI Acquisitions are completed. Any failure to complete the OBCI Acquisitions could have a adverse effect on our stock price, our competitiveness and reputation in the marketplace, and our future business and financial results, including our ability to execute on our strategy.

The OBCI Acquisitions may require management to devote significant attention and resources to integrating the acquired businesses with our business.

The OBCI Acquisitions may require management to devote significant attention and resources to integrating the acquired businesses with our business. Delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, margin growth, insulation from cyclicality and operational efficiencies that we currently expect or have communicated from this integration or that these benefits will be achieved within the anticipated time frame.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three and nine months ended June 30, 2022. The Company has $50 million remaining under the share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

ONEW 10-Q Exhibit Table

Exhibit No.	Description
2.1¥
Agreement and Plan of Merger, by and among Ocean Bio-Chem, Inc., OneWater Marine Inc. and OBCMS, Inc., dated as of June 21, 2022 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File Number 001-39213, filed with the Commission on June 22, 2022).

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

*10.1¥	Equity Purchase Agreement, by and between One Water Assets & Operations, LLC, Peter G. Dornau and Maureen Dornau, dated June 21, 2022.
*10.2¥	Real Estate Sales Contract, by and between One Water Assets & Operations, LLC and PEJE, Inc., dated June 21, 2022.
10.3
Support Agreement, by and among the Ocean Bio-Chem, OneWater Marine Inc. and Peter Dornau, dated as of June 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File Number 001-39213, filed with the Commission on June 22, 2022).

10.4
Support Agreement, by and among the Ocean Bio-Chem, OneWater Marine Inc. and Gregor M. Dornau, dated as of June 21, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File Number 001-39213, filed with the Commission on June 22, 2022).

10.5
Support Agreement, by and among the Ocean Bio-Chem, OneWater Marine Inc. and Peter Dornau Family LLC, dated as of June 21, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File Number 001-39213, filed with the Commission on June 22, 2022).

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

August 5, 2022