Form 10-K
period 2022-09-30
OneWater Marine Inc.
filed 2022-12-15
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022
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

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on March 31, 2022, was $358,073,024.

The registrant had 14,295,044 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of November 28, 2022.

Auditor’s Name: Grant Thornton LLP
Auditor’s Location: Atlanta, GA
Auditor’s PCAOB ID Number: 248

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements may include statements about:

•
general economic conditions, including changes in employment levels, rates of inflation, consumer demand, preferences and confidence levels, fuel prices, levels of discretionary income, consumer spending patterns and uncertainty regarding the timing, pace and extent of an economic recovery in the United States;

•	economic conditions in certain geographic regions in which we primarily generate our revenue;

•	credit markets and the availability and cost of borrowed funds;

•	our business strategy, including acquisitions and Dealership same-store growth;

•	our ability to integrate acquisitions;

•	competition;

•	our ability to maintain our relationships with manufacturers, including meeting the requirements of our dealer agreements and receiving the benefits of certain manufacturer incentives;

•	demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;

•	effects of an inflationary environment on the cost of the products we sell and personnel and other expenses that are incurred within our operations;

•	our ability to finance working capital and capital expenditures;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, Dealership same-store sales, income, financial condition, and operating performance;

•
our ability to sustain and improve our utilization, revenue and margins; seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;

•	any potential tax savings we may realize as a result of our organizational structure;

•	our future operating results and profitability;

•
our ability to integrate the operations of Ocean Bio-Chem, Inc. (“Ocean Bio-Chem”) with our existing operations and fully realize the expected synergies of the Ocean Bio-Chem acquisition or on the expected timeline; and

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to:

•	decline in demand for our products and services;

•	the effects of the novel coronavirus (“COVID-19”) pandemic on the Company’s business;

•	other risks associated with the COVID-19 pandemic including, among others, the ability to safely operate our locations, access to inventory and customer demand;

•	the seasonality and volatility of the boat industry;

•	global public health concerns, including the COVID-19 pandemic;

•
general domestic and international political and regulatory conditions, including changes in tax or fiscal policy and the effects of current restrictions on various commercial and economic activities in response to the COVID-19 pandemic;

•	environmental conditions and real or perceived human health or safety risks;

•	our acquisition strategies and our ability to integrate additional marine retailers;

•	effects of industry-wide supply chain challenges and our ability to manage our inventory;

•	our ability to retain key personnel and the effects of labor shortages;

•	the inability to comply with the financial and other covenants and metrics in our credit facilities;

•	cash flow and access to capital;

•	the timing of development expenditures; and

•	the other risks described under “Risk Factors” and discussed elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2022.

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

Overview

We believe that we are one of the largest and fastest-growing marine retailers in the United States with 96 dealerships, 12 distribution centers/warehouses and multiple online marketplaces as of September 30, 2022. Our dealerships are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 13 of the markets in which we operate. Additionally, the recent acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem will significantly expand our sales of marine-related parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.

Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution.

As of September 30, 2022, the Dealerships segment includes operations of 96 dealerships in 15 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 92% of revenues. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2022, we sold over 10,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. We offer a wide array of new boats at various price points through relationships with 50 manufacturers covering 71 brands. We believe we are currently a top-three customer for 30 of our 71 brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 9% of our total sales volume.

As of September 30, 2022, the Distribution segment includes the activity of three of our fully-owned businesses, PartsVu, Ocean Bio-Chem and T-H Marine and its subsidiaries, which together operate 12 distribution centers/warehouses in Alabama, Florida, Texas, Oklahoma, Indiana, Tennessee and Illinois and represents approximately 8% of revenues. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. Non-boat sales were approximately 17.8% of revenue and 30.1% of gross profit in fiscal year 2022, 11.3% of revenue and 25.8% of gross profit in fiscal year 2021 and 9.8% of revenue and 28.3% of gross profit in fiscal year 2020. We believe that our diversification revenue streams, the strength of our industry relationships and our scale enables us to receive among the best pricing and terms available across all of the products that we carry. We routinely evaluate our sales performance and consumer demand to ensure that the economic relationship we have in place with our manufacturers and suppliers optimizes our profitability.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 75 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 30 acquisitions. Our current portfolio as of September 30, 2022 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

Our Market and Our Customer

Consumer spending in the United States on boats, engines, services, parts, accessories and related purchases reached $56.7 billion in 2021, up 12.7% from 2020, and has, on average, grown in excess of 7% annually since 2010. New powerboat sales have driven market growth and reached $15.4 billion in 2021, resulting in a 12% average annual growth rate since 2010. Of the approximately 1,171,000 powerboats sold in the United States in 2021, 81% of total units sold (approximately 952,000) were pre-owned. Relative demand for new and late-model boats has increased in recent years in part due to the continuous evolution of boat technology and design including, but not limited to, seating configurations, power, efficiency, instrumentation and electronics, and wakesurf gates, each of which represents a material design improvement that cannot be matched by more dated boat models. We believe the increasing pace of innovation in technology and design will result in more frequent upgrade purchases and ultimately higher sales volumes of new and late-model, pre-owned boat sales. While we continue to monitor the impact of the macro-economic environment, including challenges with inflation, civil unrest and the continued impacts of the COVID-19 pandemic on our operations, our financial position through September 30, 2022 suggests that spending in our regions and across product lines has proven resilient as families have increasingly focused on outdoor socially distanced recreation, driving increased sales.

The boat dealership market is highly fragmented and is comprised of approximately 4,200 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however we do have two large competitors – MarineMax and Bass Pro Shops. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts and other sales. The recent acquisitions of T-H Marine and Ocean Bio-Chem have significantly expanded our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high-margin service parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

Our inventory and product selection allow us to cater to a highly diverse customer base with price points and boat types that appeal to a broad spectrum of budgets and preferences. The boating industry’s and MarineMax’s average selling prices for a new boat were $71,000 in calendar year 2021 and $256,000 in fiscal year 2022, respectively. By comparison, our average selling price for a new boat in fiscal year 2022 was $209,000.

Growth Strategy

Organic Growth Strategy: Our business model utilizes our unique scale to drive profitable Dealership same-store sales growth. We seek to gain market share by delivering high-quality products and services, with customized attributes tailored to our customers’ product specifications. Additionally, we are able to leverage our potential customer database to garner new sales. Sales growth from our existing dealerships is a core component of our current and future strategy. We may also develop a greenfield location if an attractive acquisition is not available in a market we choose to target. We believe non-boat sales will be a driver of our organic growth strategy in the future. We have completed acquisitions and implemented a targeted marketing strategy across our platform focused on growing new and existing customer awareness and usage of our finance & insurance products, repair and maintenance services, and parts and accessories products. We intend to expand our online presence and sales through digital platforms to engage in online new and pre-owned boat sales, parts and accessories as well as financing & insurance. We believe this will further advance our long-term growth opportunity, while broadening our customer base and geographic reach.

Acquisition Strategy: We believe there is a tremendous opportunity for us to expand in both existing and new markets, given that the industry is highly fragmented with most boat retailers owning three or fewer stores. We seek to create value by implementing the best tested operational practices to family-owned and operated businesses that previously lacked the resources, management experience and expertise to maximize the profitability of the acquired standalone businesses. We believe that our dealer group branding strategy, which retains the name, logo and trademarks associated with each dealership or dealer group at the time of acquisition, significantly differentiates us from our largest competitors who employ singular, national branding strategies. In addition, we intend to continue to acquire businesses that focus on the sales of parts and accessories. We believe there is a significant opportunity for us to expand our presence in this less cyclical and higher margin business. We are committed to maintaining local and regional branding because we believe that the value of retaining the goodwill and long-standing customer relationships of these local businesses, many of which have been built by families over decades, far exceeds the benefits of attempting to establish a potentially unfamiliar “OneWater” national brand. In addition, preserving this established identity maintains the long-term engagement of former owners because their name and reputation remain figuratively and literally “on the door.” We believe that the marine industry is underpinned by strong fundamental drivers, and that, with the implementation of operational control measures and the injection of resources, local dealerships can significantly increase revenues and profitability. We believe our status as a consolidator of choice is based on the expertise we have developed through completing 30 acquisitions (75 dealerships, 12 distribution centers/warehouses acquired) since the combination of Singleton Marine and Legendary Marine in 2014, our growing cash flow and financial profile, and our footprint of retailers within prime markets. Our ability to acquire additional locations or dealer groups at attractive multiples is further enhanced by our growing reputation for retaining the seller’s management team and keeping their branding and legacy intact. Accordingly, the sellers remain actively involved in the business and many have remained employed with us for years beyond the closing of the acquisition. We believe there is significant opportunity to expand our dealership footprint in regions with strong boating cultures. While we have a strong presence in the Southeastern portion of the United States, there are several areas of opportunity in states adjacent to our current geographic footprint as well as states in new regions in the Midwest and Western United States. We continue to strategically evaluate potential acquisitions and as a result of our reputation in the marketplace, we expect our pipeline of potential acquisitions to grow over time.

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

In 2021, $56.7 billion was spent on retail boating sales, which has contributed to annual growth in excess of 7% percent since 2010. Consumer marine spending includes purchases of new and pre-owned boats; marine products such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. New boat sales and pre-owned boat sales constituted 37% and 25% of 2021 boating retail sales, respectively, based on industry data from the National Marine Manufacturers Association (“NMMA”). The NMMA estimates that approximately 1,145,000 pre-owned boats were sold in 2021. Non-boat sales include aftermarket accessories (19% of total 2021 boating retail sales) and finance & insurance products and ancillary services, such as insurance, maintenance and fuel (19% of total 2021 boating retail sales). The strategic acquisitions we made in our Distribution segment have increased our presence in the significant aftermarket accessories market.

Boat sales volumes are correlated with consumer confidence and the availability of consumer credit. Recent growth in spending has been driven by both an increase in units sold as well as rising average selling prices. Innovation, including updated boat configurations, hull designs, wake gates and other electronics, have contributed to shorter boat upgrade cycles which result in higher unit sales volume. Pre-owned traditional powerboat sales were approximately $13.1 billion in 2021, which represents an increase of 21.7% over 2020. With the exception of the significant growth in 2020 and 2021, pre-owned traditional powerboat sales have remained relatively consistent since 2006 and through economic cycles. The boat dealership market is highly fragmented with approximately 4,200 dealerships nationwide, and the majority of retailers are owner-operated with three stores or fewer. Independent retailers typically offer a limited selection of boat brands, and they predominantly focus on new boat sales with less expertise and capacity to create a meaningful business from non-boat sales such as finance & insurance products.

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

New and Pre-Owned Boat Sales

Our Dealership segment focuses primarily on the sale of new and pre-owned recreational boats, including pontoon, runabout, saltwater fishing boats, wake/ski boats, and yachts. We offer products from a broad variety of manufacturers and brands without relying on any one manufacturer or brand in particular. No single brand accounted for more than 9% of our total sales volume in fiscal year 2022. We also sell pre-owned versions of the brands we offer and pre-owned boats of other brands we take as trade-ins or acquire. During fiscal year 2022, new boat sales accounted for approximately $1,139.3 million or 65.3% of our consolidated revenue, and pre-owned boat sales accounted for approximately $294.8 million or 16.9% of our consolidated revenue.

We offer new and pre-owned recreational boats in a broad range of product categories. We believe that the product lines and brands we offer are among the highest quality within their respective market categories, with well-established brand recognition and reputations for quality, performance, styling and innovation.

Fishing Boats. Revenue from fishing boats comprised 39% of our new boat revenue for fiscal year 2022. The fishing boats we offer range from entry-level models to advanced models, from brands such as Everglades, Grady-White, Pursuit, Scout, Sea Hunt and World Cat, each designed for fishing and water sports in lakes, bays and off-shore waters, with cabins with limited live-aboard capability. The fishing boats we offer typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads and fresh and saltwater washdowns.

Pontoon Boats and Runabouts. Revenue from pontoon boats and runabouts comprised 33% of our new boat revenue for fiscal year 2022. We offer a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs, from brands such as Bennington, Barletta and Harris. Our runabouts, such as Cobalt, Regal and Chris-Craft, target the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. The models we offer may include amenities such as advanced navigation electronics and sound systems, a variety of hull, deck, and cockpit designs that can include a swim platform, bow pulpit and raised bridges, and swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. With a variety of designs and options, the pontoon boats and runabouts we offer appeal to a broad audience of boat enthusiasts and existing customers.

Wake/Ski Boats. Revenue from wake/ski boats comprised 6% of our new boat revenue for fiscal year 2022. The ski boats we offer range from entry-level models to advanced models, from brands such as Axis and Malibu, all of which are designed to generate specific wakes for optimal skiing, surfing and wakeboarding performance and safety. With a broad range of designs and options, the ski boats we offer appeal to both competitive and recreational users.

Yachts. Revenue from yachts comprised 17% of our new boat revenue for fiscal year 2022. The yachts we offer range from traditional models to advanced models, from brands such as Absolute, Riviera, Tiara and Sunseeker. The yacht product lines typically include state-of-the-art designs with live-aboard luxuries, offering amenities such as flybridges with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations.

Motors, Trailers, Personal Water Crafts (“PWC”), Wholesale and Other. Revenue from motors, trailers, PWC, wholesale and other sales comprised 5% of our new boat revenue for fiscal year 2022. The motors and trailers we offer range in size, horsepower, length and style dependent upon the type of boat our customers may own. We offer PWC, primarily including models from Yamaha and Sea Doo, which appeal to a broad audience of customers. Wholesale sales primarily consist of transactions with other dealers and other sales include the remaining new inventory products we offer.

Finance & Insurance Products

At each of our dealerships, our customers have the ability to finance their new or pre-owned boat purchase, purchase a third-party extended service contract and arrange insurance covering boat property, disability, gel sealant, fabric protection and casualty insurance coverage (collectively, “finance & insurance”). Our relationships with various national marine product lenders allow buyers to purchase retail installment contracts originated by us in accordance with existing pre-sale agreements between us and the lenders. These retail installment contracts provide us with a portion of the expected finance charges based on a variety of factors, including the buyer’s credit rating, the annual percentage rate of the contract and the lender’s then-existing minimum required annual percentage rate. These contracts are subject to repayment by us upon buyer prepayment or default within a designated time period (typically within 180 days). To the extent required by applicable state law, our dealer groups are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

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

Fee income generated from finance & insurance products accounted for approximately $56.0 million or 3.2% of our revenue during fiscal year 2022. We believe that our customers’ ability to obtain competitive, prompt and convenient financing at our dealerships strengthens our ability to sell new and pre-owned boats and gives us an advantage over many of our competitors, particularly our smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate enough finance & insurance product volume to attract the broad range of financing sources that are available to us.

Service, Parts & Other

Service, parts & other accounted for approximately $254.7 million or 14.6% of our revenue during fiscal year 2022 and $96.4 million or 7.8% of our revenue during fiscal year 2021. The growth in service parts and other revenues is related to the expansion of revenue in our Dealership segment and the strategic acquisitions in our Distribution segment.

Dealerships

We provide repair and maintenance services at most of our dealerships. We believe that our repair and maintenance services help strengthen our customer relationships and that our quality service and emphasis on preventative maintenance increases the quality and supply of well-maintained boats available for our pre-owned boat business. We perform both warranty and non-warranty repair services, with the cost of warranty work reimbursed by the manufacturer in accordance with the manufacturer’s warranty reimbursement program. For any warranty work we perform, most of our manufacturers reimburse a percentage of the dealership’s posted service labor rates, with the percentage varying depending on the dealership’s customer satisfaction index rating and attendance at service training courses. Certain other of our manufacturers reimburse warranty work at a fixed amount per repair. Because boat manufacturers require that warranty work be performed at authorized dealerships, our dealerships receive substantially all of the warrantied repair and maintained work required for the boats we offer. We also offer third-party extended warranty contracts, which result in a continuous demand for our repair and maintenance services for the term of the extended warranty contract.

We offer engine parts, oils, lubricants, steering and control systems, electronics, safety products, water sport accessories (such as tubes, wakeboards, surfboards, lines, and lifejackets), products relating to docking and anchoring, boat covers, trailer parts, and a complete line of other boating accessories at our dealerships and online, primarily to retail customers to repair their current engines or other marine related parts and equipment.

At certain of our dealerships, we offer marina and boat rental services, which are generally recurring in nature and create additional opportunities to connect with potential buyers. We maintain a small fleet of rental boats, and, after one season, the rental boats are repurposed for pre-owned sales. Additionally, we operate 16 marina locations that provide fueling, docking and indoor and outdoor storage.

Our focus on customer service, which we believe is one of our core competitive advantages in the retail marine industry, is critical to our efforts in creating and maintaining long-term customers.

Distribution

We offer the sale of marine related parts and accessories along with appearance and maintenance products for the marine and other ancillary markets.

The acquisitions of T-H Marine and PartsVu expanded our sale of marine related parts and accessories, including general boat accessories, electronics (GPS, radar, sonar, etc.), original equipment manufacturer (“OEM”) marine parts, boat performance items, access hatches, deck plates, deck hardware, live well aeration, plumbing fittings, battery trays, fishing rod holders, boat lights, rigging accessories, trolling motor accessories, and safety equipment. These products are sold to boat manufacturers, distributors, big box retailers, boat dealerships and after-market customers.

The acquisition of Ocean Bio-Chem further expanded our Distribution segment. Ocean Bio-Chem is principally engaged in the manufacture, marketing, and distribution of a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle, home care and outdoor power equipment markets, under the Star brite® and Star Tron® brand names. In addition, Ocean Bio-Chem produces private label formulations of many of its products for various customers and provide custom blending and packaging services for these and other products.  Ocean Bio-Chem also manufactures, markets and distributes chlorine dioxide-based deodorizing disinfectant, and sanitizing products under the Star brite® and Performacide® brand names, utilizing a patented delivery system for use with products containing chlorine dioxide

We believe this segment will advance our strategic growth and diversification strategies and is expected to materially expand our addressable market in the parts and accessories business. We believe that the expansion will allow us to drive deeper customer engagements through the offer of private label consumable products and may help partially offset the industry cyclicality of boat sales.

Locations

In our Dealership segment, we offer new and pre-owned recreational boats and other related marine products and boat services through 96 dealerships in 15 states as of September 30, 2022. Each dealership generally includes an indoor showroom and an outside display area for our new and pre-owned boat inventories, along with a business office to facilitate finance & insurance products and repair and maintenance services facilities. We also have 12 locations spanning 7 states in our Distribution segment. The use of these facilities varies and primarily includes manufacturing facilities, distribution centers, warehouses, administrative and product testing centers.

Operations

Operations and Management

The operational management of our retail locations are decentralized, with certain administrative functions centralized at the corporate level and the primary responsibility of day-to-day operations localized at the dealership. Each location is managed by a general manager, often a former owner, who oversees the day-to-day operations and financial performance of that particular individual location. Typically, each retail location also has a staff consisting of sales representatives, a finance & insurance manager, a service manager, a parts manager, maintenance and repair technicians and additional support personnel. Distribution centers/warehouses typically have an on-site management team and warehouse workers. Sales, administrative functions and marketing for distribution centers/warehouses are primarily at a centralized level.

We provide employees with ongoing training, career advancement opportunities and favorable benefit packages as a part of our strategy to attract and retain high quality employees. Sales training sessions are held at various locations, including the manufacturers’ facilities, and cover a broad array of topics from technical product details, features and benefits, to general sales techniques. Our highly-trained professional sales teams recognize the importance of building relationships with customers, assisting them in selecting the boat that best fits their needs and making the entire sales process enjoyable, all of which are critical to our successful sales efforts. The overall focus of our training program is to provide exemplary customer service.

Members of our sales teams receive compensation on primarily a commission basis. Additionally, each manager within a dealership receives a salary along with incentive compensation based on the performance of the managed location or their respective departments.

Sales and Marketing

Our sales strategy focuses on highlighting the joys of the boating lifestyle while also providing convenient repair and maintenance services to maintain a stress-free boating experience. Our sales strategy is built on our high levels of customer service, hassle-free sales approach, appealing dealership layouts, highly-trained sales teams and the ability of our sales teams to educate customers and their families on boating. We constantly aim to provide the highest levels of customer service and support before, during and after each sale.

Each of our dealerships offer our customers the opportunity to evaluate a variety of new and pre-owned boats in an environment that is convenient, comfortable and professional. Our dealerships provide a full-service purchasing process, which includes attractive finance & insurance packages and extended third-party service agreements. We have a number of waterfront dealerships, most of which include marina-type facilities and docks at which we display our new and pre-owned boats. These waterfront dealerships and marinas are easily accessible to boating customers, operate as in-water showrooms and enable our sales team to give potential customers impromptu in-water demonstrations of our various boat models. Our sales team members are providing certain customers with the option of in-person or virtual walkthroughs of inventory and/or private, at home or on water showings. We continue to expand our online presence and sales through digital platforms to engage in online new and pre-owned boat sales, parts and accessories as well as finance & insurance products. We continue to launch tools for our internally developed customer relationship management system, our websites and online sales portals, which we expect to be further enhanced by our continued investments in digital initiatives.

We provide customers a diverse offering of boat brands, which span across a multitude of sizes, uses and activities, including leisure, fishing, watersports, luxury and vacation. We believe this diverse offering of brands allows us to reach a broad expanse of customers and maximizes our ability to provide high quality service to each customer that walks into one of our dealerships.

An important part of our sales strategy is our participation in boat shows and specialized events in areas with high levels of boating activity. These shows and events help drive sales during and after the show or event and are typically held in January, February, March and toward the end of the boating season at convention centers or marinas that have been rented out by area dealers. Additionally, we focus on customer education through personalized education by our sales representatives and other professionals, before, during and after a sale through product demonstrations on the use and operation of their boat. Typically, one of our delivery professionals or the sales representative delivers the customer’s boat to the customer’s boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat.

With the addition of T-H Marine and Ocean Bio-Chem, we sell our manufactured and assembled products through national retailers, direct to OEM manufacturers and online. Our branded and private label products are sold through national retailers such as Wal-Mart, Tractor Supply, West Marine and Bass Pro Shops. Additionally, we market our products via online retailers such as Amazon.  We also sell to national and regional distributors that resell our products to specialized retail outlets.

Suppliers and Inventory Management

We purchase substantially all of our new boat inventory directly from manufacturers. Manufacturers typically allocate new boats to dealerships or dealer groups based on the amount of boats sold by the dealership or dealer group and their market share. We exchange new boats with other dealers to maintain flexibility, meet customer demand and balance inventory. We also display a select number of boats and yachts through consignment agreements, including with related parties.

We offer a wide array of new boats at various price points through relationships with 50 manufacturers covering 71 brands. We believe we are currently a top-three customer for 30 of our 71 brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 9% of our total sales volume. Additionally, our top brand only accounts for approximately 13% of new boat sales. However, sales of new boats from the top ten brands represent approximately 41.8% of our total sales volume for fiscal year 2022.

As part of our business, we enter into renewable annual dealer agreements with boat manufacturers. Provided that we are in compliance with the material obligations of such dealer agreements, they designate an exclusive geographical territory for our dealership to sell a particular boat brand and typically do not restrict our right to sell any other product lines or competing products.

We are able to transfer boats between our dealerships to maintain flexibility, meet customer demand and balance inventories. This flexibility reduces delays in delivery, helps us maximize inventory turnover and assists in minimizing potential overstock or out-of-stock situations. We actively monitor our inventory levels to maintain levels appropriate to meet current anticipated market demands. We are not bound by contractual agreements governing the amount of inventory that we must purchase in any year from any manufacturer; however, the failure to purchase at agreed upon levels may result in the loss of certain manufacturer incentives or dealership rights.

We also maintain diverse relationships with domestic and international suppliers of products and raw materials that are used in our Distribution segment. Our sophisticated sourcing model allows us to acquire products and materials at competitive prices. We believe that these relationships, many of which have been in place for 10+ years, allows for industry leading delivery times, flexible capacity to support growth, and category expansion. These relationships also allow us to reduce capital expenditure requirements to produce core components but allows us to assemble the components or systems our customers need.

Our inventory turnover ratio, which is calculated as cost of goods sold for the period divided by the average inventory over the same period, was 4.6x and 5.9x for fiscal years 2022 and 2021, respectively.

Inventory Financing

Boat manufacturers customarily provide various levels of interest assistance programs to retailers, which may include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the retailer or the financial institution depending on the arrangements the manufacturer has established. We believe that our financing arrangements with manufacturers are standard within the industry.

We are party to our Inventory Financing Facility (as defined below). For the year ended September 30, 2022, interest on new boats and for rental unites is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility section below). For the years ended September 30, 2021 and 2020, interest on new boats and for rental units was calculated using the legacy one month London Inter-Bank Offering Rate (“LIBOR”). Our Inventory Financing Facility requires us to pay the benchmark rate plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. The interest rate for pre-owned boats is calculated using the new boat rate set forth above plus 0.25%.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that underlies our A&R Credit Facility (as defined below). For additional information relating to the terms of our Inventory Financing Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements—Inventory Financing Facility.”

Customers

We are not dependent on any one customer or group of customers, and no individual customer, or together with its affiliates, contributed on an aggregate basis 10% or more to our revenues.

Seasonality

Our business, along with the entire retail marine industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. Over the three-year period ended September 30, 2022, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 18%, 24%, 34%, and 24%, respectively, of our average annual revenues. Every January, the onset of consumer boat and recreation shows generally marks the beginning of an increase in boat sales which allows us to begin to reduce our inventory levels and related short-term borrowings for the remainder of the fiscal year.

Our limited ability to participate in boat shows in our existing target markets, including cancellation of boat shows for any reason, including a pandemic, could have an impact on our seasonality. To the extent boat shows may be delayed or cancelled, we intend to hold complementary sales events on a smaller, more personalized scale. Additionally, the COVID-19 pandemic has caused industry wide supply chain challenges, which has impacted inventory availability especially during peak selling seasons, which may also impact our overall seasonality.

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

Environmental and Other Regulatory Issues

Our business operations, along with the entire retail marine industry, are subject to numerous environmental and occupational health and safety laws and regulations that may be imposed in the United States at the federal, state and local levels. Federal agencies that implement and enforce these laws and regulations include the U.S. Environmental Protection Agency (“EPA”) and the U.S. Occupational Safety and Health Administration (“OSHA”). The more significant of these environmental and occupational health and safety laws and regulations include the following federal legal standards that currently exist in the United States, as amended from time to time:

•
the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources, including outboard marine engines and chemical manufacturing operations, and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;

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

Additionally, like other manufacturers, the manufacturing operations of Ocean Bio-Chem are subject to extensive Federal, state and local environmental laws and requirements concerning emissions to the air, discharges onto land or surface waters, and the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Many of these laws and regulations provide for substantial fines or penalties. Existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

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

Additionally, certain of our locations utilize underground storage tanks (“USTs”) and aboveground storage tanks (“ASTs”), primarily for storing and dispensing petroleum-based products. The USTs and ASTs are generally subject to federal, state and local laws and regulations that require obtaining financial assurance to own or operate USTs and ASTs, testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks. Additionally, if leakage from our USTs or ASTs migrates onto the property of others, we may be liable to third parties for remediation costs, natural resource damages or other damages.

Increasingly strict environmental laws and inspection and enforcement policies, could affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased operating costs or capital expenditures to comply with such laws and regulations. Additionally, we are required to have permits for our businesses and are subject to licensing regulations. These permits and licenses are subject to renewal, modification and in some circumstances, revocation.

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

Product Liability

Our sale and servicing of boats and other watercraft as well as the sale of parts and accessories which we manufacture may expose us to potential liabilities for personal injury or property damage claims relating to the use of such products. Historically, product liability claims have not materially affected our business. Our manufacturers generally maintain product liability insurance, and we maintain third-party liability insurance with respect to the sale and servicing of boats and other watercrafts, which we believe to be adequate. However, we may experience legal claims in excess of our insurance coverage, and those claims may not be covered by insurance. Furthermore, any significant claims against us, or an increase in insurance premiums resulting from excessive insurance claims, could adversely affect our business, financial performance and results of operations and result in negative publicity.

Competition

We operate in a highly competitive and fragmented environment. We face competition from businesses relating to recreational activities, which businesses compete for consumers’ leisure time and discretionary spending dollars. We face intense competition within the highly fragmented marine retail industry for customers, quality products, boat show space and suitable dealership locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets could have a material adverse effect on our business, financial performance and results of operations.

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

Intellectual Property

We are the registered holder of a U.S. trademark and a domain name that include our primary brand name “OneWater”. Additionally, we have obtained registered trademarks for Star brite®, Star Tron®, Performacide® and other trade names used on our products. We also rely on a number of trade names with respect to the regional dealer groups that we have acquired, which we do not re-brand under our “OneWater” mark. We view our trademarks as significant assets because they provide product recognition. We believe that our trademarks provide protection in the geographic markets we serve, but we cannot assure that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. We cannot give any assurance that any trade name and trademark applications that we may file in the future will be granted.

We own several patents, the most significant of which relate to a delivery system for use with products containing chlorine dioxide.  In 2021, we were issued a new patent for our ClO2 delivery system that expires on July 8, 2039. See “Risk Factors—Risks Related to Our Operations—We may be unable to enforce our intellectual property rights and we may be accused of infringing the intellectual property rights of third parties, which could have a material adverse effect on our business, financial conditions and results of operations,” in Item 1A of this report for additional information.

Human Capital Resources

As of September 30, 2022, we had 2,205 employees, 1,949 of whom were in location-level operations and 256 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

Throughout our operations, we are focused on recruiting, developing and retaining the best talent in the industry. We devote substantial efforts to train employees on utilizing our proprietary technology, systems and processes for success. We have developed a robust curriculum covering multiple retail strategies, products and system knowledge, which our employees must develop a proficiency in, prior to working with retail customers. We believe this differentiates us from others in the marine industry and provides our customers with a differentiated experience when dealing with our team.

We generally believe in paying our employees based on their performance. This philosophy runs deep within the organization, from executive management, location management, sales consultants, department management and select individuals within a department. We design compensation packages for these employees by providing a competitive base salary and an incentive component where they can earn additional compensation based on the performance of their area of responsibility or individual sales. As a result of our performance-based compensation philosophy, pay levels may vary significantly from year to year and among our various team members.

Our overall philosophy is to pay competitive wages to all team members, which helps us to attract, motivate, and retain a highly qualified team and reduce turnover. Cash incentive plans and other bonuses may also be paid and are designed to reward individuals based on the achievement of personal and/or corporate objectives, which contribute to our long-term success. Grants of stock-based awards under our 2020 Omnibus Incentive Plan are intended to align compensation with increasing long-term shareholder value.

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

Our Corporate Structure

OneWater Inc. was incorporated as a Delaware corporation in April 2019 for the purpose of completing the IPO and related transactions. On February 12, 2020, in connection with the IPO, OneWater Inc. became a holding company whose sole material asset consists of units in OneWater LLC (the “OneWater LLC Units”). OneWater LLC holds all of the equity interest in One Water Assets & Operations (“OWAO”), which owns all of our operating assets. The remainder of the OneWater LLC Units are held by certain Legacy Owners (the “OneWater Unit Holders”). References in this Form 10-K to the “Legacy Owners” refer to the owners of OneWater LLC as they existed immediately prior to the Reorganization, including, but not limited to, certain affiliates of Goldman Sachs & Co. LLC, affiliates of The Beekman Group and certain members of our management team.

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the business and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries, conducts its business. As a result, we consolidate the financial results of OneWater LLC and its subsidiaries and report temporary equity related to the portion of OneWater LLC Units not owned by us, which will reduce net income (loss) attributable to the holders of our Class A common stock, par value $0.01 per share (“Class A common stock”). As of November 28, 2022, OneWater Inc. owned 90.9% of OneWater LLC.

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

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Name	Position	Age

P. Austin Singleton	Founder, Chief Executive Officer and Director	49

Anthony Aisquith	President, Chief Operating Officer and Director	55

Jack Ezzell	Chief Financial Officer and Secretary	52

Mitchell W. Legler	Director and Chairman of the Board of Directors	80

Bari A. Harlam	Director	61

Christopher W. Bodine	Director	67

J. Steven Roy	Director	62

Jeffery B. Lamkin	Director	53

John F. Schraudenbach	Director	63

John G. Troiano	Director	52

Keith R. Style	Director	49

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

Christopher W. Bodine has served on our Board of Directors since the closing of our IPO. Mr. Bodine retired as President, Health Care Services at CVS Caremark Corporation (NYSE: CVS) (“CVS Caremark”) after 24 years with CVS Caremark in 2009. During his tenure as President, Mr. Bodine was responsible for Strategy, Business Development, Trade Relations, Sales and Account Management, Pharmacy Merchandising, Marketing, Information Technology, and Minute Clinic. Mr. Bodine is currently Chairman and Director of ContinuumRX Services, Inc. Mr. Bodine is also a Venture Partner at NewSpring Capital and a Director of Russell Medical Center Foundation. Prior to these positions, he was a director at Allergan Plc,  Fred’s, Inc.,  and Nash-Finch Company. Mr. Bodine formerly served as a Trustee for Bryant University and is active with the Juvenile Diabetes Research Foundation and the American Heart Association. Mr. Bodine attended Troy State University and received an Honorary Doctorate Degree in Business Administration from Johnson & Wales University. Our Board of Directors believes Mr. Bodine is qualified to serve on our Board of Directors because of his prior leadership experience and his public company experience.

J. Steven Roy has served on our Board of Directors since August 2022. Mr. Roy has served as an independent financial advisor since 2019, managing investment activities for a large family office. Prior to working independently, Mr. Roy was the Chief Financial Officer for AAA Cooper Transportation (“ACT”) from 2004 to 2019, a multi-regional logistics company. Mr. Roy simultaneously served as a member of the ACT Board of Directors. Prior to that, he was the Executive Vice-President and Chief Financial Officer of Movie Gallery, Inc., a Nasdaq-listed video specialty retailer. Mr. Roy has served on the University of Alabama President’s Cabinet, and as a Director at the Business Council of Alabama and the Dothan Area Chamber of Commerce. Mr. Roy earned his B.S. in Accounting from the University of Alabama. Our Board of Directors believes that Mr. Roy is qualified to serve on our Board of Directors because of his public company experience, as well as his financial and leadership background.

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

John F. Schraudenbach has served on our Board of Directors since the closing of our IPO. Mr. Schraudenbach is a partner with The Goodwin Group, an executive retained search firm. Prior to joining Goodwin, Mr. Schraudenbach held various positions at Ernst & Young for 37 years until his retirement in June 2019. He served as the Americas Senior Client Service Partner at Ernst & Young beginning in 2014, where he established structure and policies for Ernst & Young’s Americas Assurance practice. Prior to this, Mr. Schraudenbach was the Managing Partner of Business Development for the Southeast U.S. Region and an Audit Partner. Mr. Schraudenbach serves on the board of Printpack, Inc a private manufacturer of packaging materials for consumer products and other industries. Mr. Schraudenbach also serves on the University of Georgia Foundation Board as well as various other civic organizations. Mr. Schraudenbach received both a Bachelor and Masters of Accounting from the University of Georgia. He was a Certified Public Accountant. Our Board of Directors believes Mr. Schraudenbach is qualified to serve on our Board of Directors because of his substantial financial and audit expertise.

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

Keith R. Style has served on our Board of Directors since the closing of our IPO and served on the Board of Managers of OneWater LLC from 2015 until the Reorganization. Mr. Style has over 25 years of finance and accounting experience and is a Managing Director at The Presidio Group, a leading merchant bank and investment banking advisor in the retail automotive sector. From March 2017 to February 2018, Mr. Style served as interim Chief Financial Officer of OneWater LLC. Prior to OneWater LLC, Mr. Style served as the Senior Vice President and Chief Financial Officer of Asbury Automotive Group, Inc. (NYSE: ABG) (“Asbury”), a Fortune 500 company and one of the largest automotive retailers in the United States. After joining Asbury in 2003, Mr. Style held various roles in SEC Reporting, Treasury, Compliance, Investor Relations, Risk Management, Dealership Services and Process Innovation. Prior to joining Asbury, Mr. Style served in several finance and accounting positions at Sirius Satellite Radio, Inc. (NASDAQ: SIRI). Mr. Style holds a B.A. in Economics and Business from Lafayette College. Our Board of Directors believes that Mr. Style is qualified to serve on our Board of Directors because of his industry and public company experience, as well as his financial and leadership background.

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

•
Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired marine retailers and each marine retailer we acquire in the future.

•	We are required to obtain the consent of our manufacturers prior to the acquisition of other marine retailers.

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

•	If we do not effectively utilize or successfully assert intellectual property rights, our competitiveness could be materially adversely affected.

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

We depend on our manufacturers for the sale of new boats. Sales of new boats from our top ten brands represents approximately 41.8%, 42.9% and 41.1% of total sales for the fiscal years ended September 30, 2022, 2021 and 2020, respectively, making them major suppliers of our company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 15.6%, 17.0% and 17.0% of our consolidated revenue for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Any adverse change in the reputation, product development efforts, technological advancement, manufacturing capabilities, supply chain and third-party suppliers and financial condition of our manufacturers and their respective brands, would have a substantial adverse impact on our business. Any difficulties encountered by our manufacturers resulting from economic, financial, or other factors could also adversely affect the quality and amount of new boats and products that they are able to supply to us and the services and support they provide to us.

Additionally, any interruption or discontinuance of the operations of our manufacturers, including due to the COVID-19 pandemic, supply chain shortages or bankruptcy or insolvency, could also cause us to experience shortfalls, disruptions, or delays with respect to new boats and inventory. During the course of the pandemic, a number of our manufacturers faced inventory shortages due to a combination of these facts as well as high demand. We also enter into renewable annual dealer agreements with manufacturers, and there is no guarantee that we will be able to renew such dealer agreements in the future. We may not be able to easily replace the loss of certain manufacturers or brands, including at the necessary quantity, quality or price, and the loss of certain manufacturers or brands may therefore have an adverse material effect on our business, results of operations and financial condition.

Boat manufacturers exercise control over our business.

We depend on our dealer agreements, which generally provide for renewable, one-year terms. Through dealer agreements, boat manufacturers exercise control over their dealers, restrict them to specified locations and retain approval rights over changes in management and ownership, among other things. The continuation of our dealer agreements with most manufacturers depends upon, among other things, our achieving stated performance goals for customer satisfaction ratings and market share penetration in the market served by the applicable marine retailer. Failure to meet performance goals and other conditions set forth in any existing or new dealer agreement could have various consequences, including the following:

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

Over the three-year period ended September 30, 2022, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 18%, 24%, 34% and 24%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. We also have various dealerships in the Northeast and Midwest region of the United States, which typically experience colder temperatures in the winter months. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, the impact of seasonality could change if we acquire additional marine retailers that operate in colder regions of the United States, or if we acquire additional distribution businesses. Additionally, due to pandemic or other external factors, our seasonal trends may also change as a result of, among other things, dealership closures, disruptions to the supply chain and inventory availability, manufacturer delays, or cancellation of boat shows.

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

Other recreational activities, poor industry perception, real or perceived human health or safety risks, changing consumer attitudes and environmental conditions can adversely affect the levels of boat purchases. Demand for our products can be adversely affected by competition from other activities that occupy consumers’ time, including other forms of recreation as well as religious, cultural and community activities. In addition, real or perceived human health or safety risks from engaging in outdoor activities generally or boating activities specifically could deter consumers from purchasing our products. Local environmental conditions in the areas in which we operate dealerships could also adversely affect the levels of boat purchases, including adverse weather conditions or natural disasters. Changing trends and attitudes toward large discretionary purchases on the part of younger consumers in particular, who may prefer to share or borrow a boat rather than incur the expense of ownership, may impact our future sales. Further, as a seller of high-end consumer products, we must compete for discretionary spending with a wide variety of other recreational activities and consumer purchases. In addition, perceived hassles of boat ownership and customer service and customer education throughout the retail boat industry, which has traditionally been perceived to be relatively poor, represent impediments to boat purchases. We may attempt to shift the focus or product mix in response to changing consumer sentiments, but there is no guarantee that we will be successful.

We face intense competition.

We operate in a highly competitive and fragmented environment. In addition to facing competition generally from recreation businesses seeking to attract consumers’ leisure time and discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, quality products, boat show space and suitable dealership locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets, including due to cancellations of boat shows in connection with pandemics or other external factors, could have a material adverse effect on our business, financial condition and results of operations.

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

We are increasing our efforts to grow our repair and maintenance services, parts and accessories, and financing and insurance businesses to better serve our customers and thereby increase revenue and improve profitability as a result of these comparatively higher margin businesses. These efforts are designed to increase our revenue and reduce our dependence on the sale of new and pre-owned boats. In addition, we are pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional marine retailers and related operations and improving their performance and profitability through the implementation of our operating strategies. These business initiatives have required, and will continue to require, us to add personnel, invest capital, enter businesses or geographic regions in which we do not have extensive experience and encounter substantial competition. As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off such investments if not successful.

Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired marine retailers and each marine retailer we acquire in the future.

Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 75 additional dealerships and 12 warehouses/distribution centers through 30 acquisitions. Additionally, we actively evaluate and pursue acquisitions on an ongoing basis. We continue to strategically evaluate and monitor our pipeline for potential acquisitions. Each acquired marine retailer operated independently prior to our acquisition. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired marine retailers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our companies. We may not be able to oversee the combined entity efficiently, realize anticipated synergies or effectively implement our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to successfully pursue our acquisition strategies or effectively operate the combined entity could have a material adverse effect on our rate of growth and operating performance. Further, if we acquire businesses or products that depend on a small number of customers, if we are unable to retain key customers following the acquisition, our revenues may be adversely affected. For example, our revenues may be adversely affected if we are unable to retain the top three customers of Ocean Bio-Chem, who collectively accounted for 43.7% and 41.5% of Ocean Bio-Chem’s consolidated net sales for the years ended December 31, 2021 and 2020, respectively.

Unforeseen expenses, difficulties and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

Our growth strategy of acquiring additional marine retailers involves significant risks. In fiscal year 2022 we acquired four marine retailers and completed the acquisitions of T-H Marine and Ocean Bio-Chem. This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. These activities may require management to devote significant attention and resources to integrating acquired businesses with our business. Unforeseen expenses (including potential environmental legacy liabilities due to spills or other releases of regulated substances on or under real properties or resulting from a failure to comply with laws and regulations), difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Even if we are able to integrate acquired business operations successfully, there can be no assurance that the integration will result in the realization of the full benefit of synergies, cost savings, margin growth, insulation from cyclicality or operation effectiveness that we may expect or that any such benefits may be achieved within an anticipated time frame. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in expected returns required by our acquisition criteria to be in the best interest of stockholders or bondholders. Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive marine retailers that best align with our culture and focus on customer service. In addition, we may encounter difficulties in integrating the operations of acquired marine retailers with our own operations, in retaining employees, in retaining and maintaining relationships with customers, suppliers or other business contacts, and in managing acquired marine retailers profitably without substantial costs, delays or other operational or financial problems. As part of our growth strategy, we generally retain existing key staff, including senior management, when we complete an acquisition. There can be no assurance that we will be able to retain marine retailers’ key staff, including senior management, when we complete an acquisition in the future and failure to do so could adversely affect our businesses.

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

Our ability to continue to grow through the acquisition of additional marine retailers will depend upon various factors, including the following:

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

As a part of our acquisition strategy, we frequently engage in discussions with various marine retail groups regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective marine retailers for a designated price during a specific time period, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

We are required to obtain the consent of our manufacturers prior to the acquisition of other marine retailers.

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

Our internal growth and operating strategies of opening new dealerships and offering new products involve risk.

In addition to pursuing growth by acquiring marine retailers, we intend to continue to pursue a strategy of growth through opening new dealerships and offering new products in our existing and new territories. Accomplishing these goals for expansion will depend upon a number of factors, including the following:

•	our ability to identify new markets in which we can obtain distribution rights to sell our existing or additional product lines;

•	our ability to lease or construct suitable facilities at a reasonable cost in existing or new markets;

•	our ability to hire, train and retain qualified personnel;

•	the timely and effective integration of new dealerships into existing operations;

•	our ability to achieve adequate market penetration at favorable operating margins without the acquisition of existing marine retailers; and

•	our financial resources.

Our dealer agreements require manufacturer consent to open or change dealership locations that sell certain products. We may not be able to open and operate new dealership locations or introduce new product lines on a timely or profitable basis. Moreover, the costs associated with opening new dealership locations or introducing new product lines may adversely affect our profitability.

As a result of these growth strategies, we expect to continue to expend significant time and effort in opening and acquiring new dealership locations, improving existing dealership locations in our current markets, and introducing new products. Our systems, procedures, controls, and financial resources may not be adequate to support expanding operations. The inability to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

With our growth and diversification strategy into marine related parts, products and accessories with the acquisitions of Ocean Bio-Chem, T-H Marine and PartsVu, we now import, assemble and/or manufacturer marine parts, products and accessories, which could expose us to potential increased costs and certain additional risks.

     In calendar 2022 and 2021, we completed our acquisitions of Ocean Bio-Chem, T-H Marine and PartsVu. The acquisitions expanded our business to include the import, assembly, manufacture and sale of marine parts and accessories. We may invest considerable resources to develop, import, warehouse and distribute new and existing parts, products and accessories, and there is no assurance that they will be successful. Consequently, we might curtail or abandon them at any time, which could result in asset impairments and inventory write-downs.

     Factors that could cause us to curtail or abandon one of such products include unexpected or increased costs or delays in development or manufacturing, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands, preferences and shopping patterns regarding boat parts and accessories, or a determination that consumer demand no longer supports the product. Additional risks relating to such product offerings include product liability and product recalls for which we do not have third-party indemnification and contractual rights or remedies; increasing costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods) and intellectual property rights; our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.

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

OneWater LLC and certain of its subsidiaries are parties to the Inventory Financing Facility, which consists of uncommitted inventory floorplan financing of up to $500.0 million as of September 30, 2022. The Inventory Financing Facility has a maturity date of December 1, 2023. Failure to extend or source alternative financing arrangements could adversely impact our business. As of September 30, 2022 and 2021, we had an aggregate of $267.1 million and $114.2 million, respectively, outstanding under the Inventory Financing Facility. We rely on the Inventory Financing Facility to purchase and maintain our inventory of boats. The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the A&R Credit Facility.

Effective August 9, 2022, we entered into the A&R Credit Facility (together with the Inventory Financing Facility, the “Credit Facilities”) with Truist Bank as administrative agent, collateral agent, issuing bank and swingline lender, and the other lenders party thereto. The A&R Credit Facility amends and restates the Credit Agreement, dated July 22, 2020 (as amended by Incremental Amendment No. 1, dated February 2, 2021, and Incremental Amendment No. 2 dated November 20, 2021), by and among the Company, OWAO, and he other parties party thereto. The A&R Credit Facility provides for, among other things, (i) a single tranche of Revolving Commitments in an amount equal to $65.0 million (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time) (the “Revolving Facility”) and (ii) a single tranche of Initial Term Loans in an aggregate principal amount equal to $445.0 million (the “Term Facility”). Subject to certain conditions, the available amount under the Term Facility and the Revolving Facility may be increased by $125.0 million in aggregate (with up to $50.0 million allocable to the Revolving Facility). The proceeds of the A&R Credit Facility were used to finance a portion of the Ocean Bio-Chem acquisition. The Revolving Facility matures on August 9, 2027. The Term Facility is repayable in installments beginning on December 31, 2022, with the remainder due on August 9, 2027.

As of September 30, 2022, we had $445.0 million outstanding under the Term Facility and no amount outstanding under the Revolving Facility.

Our ability to borrow under the Credit Facilities depends on our ability to continue to satisfy our covenants and other obligations under the Credit Facilities. In particular, our ability to borrow under our Inventory Financing Facility depends on the ability of our manufacturers to be approved vendors under our Inventory Financing Facility. The aging of our inventory limits our borrowing capacity as defined curtailments under the Inventory Financing Facility reduce the allowable advance rate as our inventory ages. Depressed economic conditions, as a result of COVID-19 or otherwise, weak consumer spending, turmoil in the credit markets and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Credit Facilities to fund our operations. Accordingly, under such circumstances, it may be necessary for us to close dealerships, further reduce our expense structure, liquidate inventory below cost to free up capital, or seek to modify the covenants with our lenders. Any inability to utilize the Credit Facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Credit Facilities or replace or supplement the Credit Facilities, which may not be possible at all or under commercially reasonable terms. As of September 30, 2022, we were in compliance with all of the covenants under our Credit Facilities and our additional available borrowings under the Credit Facilities were approximately $297.9 million in the aggregate based upon the outstanding borrowings and maximum facility amounts.

Additionally, the replacement of LIBOR could materially adversely affect our revenue or expenses and the value of those assets or obligations. LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. Recent actions taken by the U.K. Financial Conduct Authority, which regulates LIBOR, indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that the U.S. LIBOR will be discontinued or modified prior to June 30, 2023. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks and the Alternative Reference Rate Committee selected, and the Federal Reserve Bank of New York in May 2018 started to publish, the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market.

As a result and with the expectation that the publication of LIBOR, the Credit Facilities were previously amended such that the interest rate applied to the loans are no longer calculated using LIBOR but instead calculated using SOFR (as further described in the Credit Facilities). SOFR will fluctuate with changing market conditions and, as SOFR increases, our interest expense will mechanically increase. The market transition away from LIBOR to an alternative reference rate, including the conversion of our LIBOR-based loans to SOFR, is complex and could have a range of material adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:

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

Similarly, decreases in the availability of credit and increases in the cost of credit could adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance & insurance activities. For example, tight credit conditions during each fiscal year beginning with fiscal year 2008 and continuing through fiscal year 2011 adversely affected the ability of customers to finance boat purchases, which had a negative effect on our operating results.

Increases in fuel prices may adversely affect our business.

All of the recreational boats we sell are powered by gasoline or diesel engines. Consequently, a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. Increases in fuel prices (such as those that occurred during 2008) may negatively impact boat sales. The price of or tax on fuels may significantly increase in the future, adversely affecting our business.

Our sales may be adversely affected by a material increase in interest rates and adverse changes in fiscal policy or credit market conditions.

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates. Such interest rates are driven by the policies of the Federal Reserve System. Although interest rates generally decreased in 2019 and 2020 and remained low in 2021, interest rates have begun to rise in 2022 and may continue to rise, and there can be no assurance as to what actions the Federal Reserve System will take in the future. Any change in interest rates or the market expectation of such change may result in significantly higher long-term interest rates.

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

Our success depends upon our ability to procure sufficient inventory for our needs and to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. Our products appeal to consumers across a number of states who are, or could become, boat owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. For example, the impact of COVID-19 on our suppliers and the recent increase in demand for marine retail products has led to industry-wide supply chain constraints. We have experienced inventory shortages in marine retail products in fiscal year 2021, and it is possible that further shortages could occur. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order product several months in advance, although such orders are not binding until the merchandise is delivered to our locations. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of product to satisfy consumer demand or sales orders or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our ability to attract and retain customers.

Our future success depends in large part upon our ability to attract and retain customers for our boat sales, repair and maintenance services, parts and accessories and finance & insurance products. The extent to which we achieve growth in our customer base and retain existing customers materially influences our profitability. Any number of factors could affect our ability to grow and maintain our customer base. These factors include consumer preferences, the frequency with which customers utilize our products, repair and maintenance services and finance & insurance products, general economic conditions, our ability to maintain our dealership locations, weather conditions, the availability of alternative services, protection plans, products and resources, significant increases in gasoline prices, the disposable income of consumers available for discretionary expenditures and the external perception of our brands. Any significant decline in our customer base, or the usage of our services, protection plans or products by our customers could have a material adverse effect on our business, financial condition and results of operations.

We depend on income from financing, insurance and extended service contracts.

A portion of our income results from referral fees derived from the placement or marketing of various finance & insurance products, consisting of customer financing, insurance products and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts.

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

Changes, including the lengthening of manufacturer warranties, may reduce our ability to offer and sell extended service contracts which may have a material adverse impact on our ability to sell finance and insurance products. Moreover, these products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) established a consumer financial protection bureau with broad regulatory powers. Although boat dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of boat dealers through its regulation of other financial institutions which provide such financing to our customers.

The reduction of profit margins on sales of finance & insurance products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.

Our operations are dependent upon key personnel and team members.

Our success depends, in large part, upon our ability to attract, train, and retain qualified team members and executive officers, as well as the continuing efforts and abilities of team members and executive officers. Although we have employment agreements with certain of our executive officers and management succession plans, we cannot ensure that these or other executive personnel and team members will remain with us, or that our succession planning will adequately mitigate the risk associated with key personnel transitions. Expanding our operations may require us to add additional executive personnel and team members in the future. As a result of our decentralized operating strategy, we also rely on the management teams of our marine retailers. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future. The loss of the services of one or more key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business. Additionally, our ability to manage our personnel costs and operating expenses is subject to external factors such as unemployment levels, prevailing wage rates, healthcare and other benefit costs, changing demographics and our reputation and relevance within the labor markets where we are located. Increases in the prevailing wage rates due to competitive market pressures or other factors could increase our personnel costs and operating expenses and have a material adverse effect on our business.

The products we sell or service may expose us to potential liability for personal injury, product liability or property damage claims relating to the use of those products.

Manufacturers of the products we sell generally maintain product liability insurance. We maintain third-party liability insurance with respect to the sale and servicing of boats and other watercrafts along with limited product liability insurance. We may therefore experience claims that are not covered by our insurance coverage. While we have not experienced material losses related to product liability, personal injury or property damage claims in the past, we could be exposed to such claims or losses in the future. The institution of any significant claims against us could subject us to damages, result in higher insurance costs and harm our business reputation with potential customers.

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

Our sales of boats and other products produced by certain foreign manufacturers expose us to international political, economic, and other risks.

Our sales of products produced in Italy, France, Australia, China and the United Kingdom, as well as any other non-U.S. manufacturer whose products we may sell, expose us to international political, economic and other risks. We also import certain boat components from international suppliers which could further our exposure to such international risks. Protectionist trade legislation in the United States, the European Union, and other countries, such as changes in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import boats or boat components from these foreign suppliers under economically favorable terms and conditions.

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

Our foreign purchase of boats and boat components creates a number of logistical and communications challenges. The economic, political and other risks we face resulting from these foreign purchases include the following:

•	compliance with U.S. and local laws and regulatory requirements as well as changes in those laws and requirements;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	limitations on imports and exports;

•	foreign exchange rate fluctuations;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	maintenance of quality standards;

•	unexpected changes in regulatory requirements;

•	differing labor regulations;

•	potentially adverse tax consequences;

•	possible employee turnover or labor unrest;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic conflicts or instability.

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

We rely on a number of trade names with respect to the marine retailers that we have acquired, which we do not re-brand under our “OneWater” mark, including Star brite® and Star Tron®. In addition, we own patents we have viewed as providing some degree of competitive support for our Performacide® products. If any of our or the marine retailers’ current trade names, trademarks or any other intellectual property that we or they may own in the future become generic or if third parties adopt marks similar to such marks, our ability to differentiate our marine retailers may be adversely affected, we could lose brand recognition and be forced to devote additional resources to advertising and marketing for our marine retailers.

Despite our efforts to protect proprietary rights, certain third parties, including our business partners, may attempt to unlawfully copy, obtain or otherwise use our intellectual property and proprietary information without our consent. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to protect our intellectual property may not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights. From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful.

We cannot assure that our intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged, and the legal costs necessary to protect our intellectual property rights could be significant. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2022, we have approximately $109.7 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

Additionally, our goodwill and identifiable intangible assets are recorded at fair value at the time of acquisition and are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and identifiable intangible assets, we make assumptions regarding industry conditions, our future financial performance, and other factors. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill. While we do not believe there is currently a reasonable likelihood that there will be a change in the judgments and assumptions used in our assessments of goodwill and long-lived assets which would result in a material effect on our operating results, we cannot predict whether events or circumstances will change in the future that could result in non-cash impairment charges that could adversely impact our financial results and net worth.

Our Dealership same-store sales may fluctuate and may not be a meaningful indicator of future performance.

Our Dealership same-store sales may vary from quarter to quarter. A number of factors have historically affected, and will continue to affect, our Dealership same-store sales results, including:

•	changes or anticipated changes to regulations related to some of the products we sell;

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to local and regional trends and customer preferences;

•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

•	competition in the regional market of a dealership;

•	atypical weather patterns;

•	changes in our product availability and mix;

•	changes in sales of services; and

•	changes in pricing and average unit sales.

An unanticipated decline in revenues or Dealership same-store sales may cause the price of our Class A common stock to fluctuate significantly.

We primarily lease our locations. If we are unable to maintain those leases or locate alternative sites for our locations in our target markets and on terms that are acceptable to us, our revenues and profitability could be adversely affected.

We currently lease 104 of the real properties where we conduct operations. Most locations operate under long-term leases with an initial term of at least 10 years and one or more renewal options for an additional 5 to 10 years. Additionally, we have entered into location leases with certain related parties for which we incurred $2.8 million in lease expense in the fiscal year ended September 30, 2022. There can be no assurance that we will be able to maintain our existing locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Because we use various materials and substances in manufacturing our chemical products, our production facilities are subject to operating hazards that could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment.

We are dependent on the continued operation of our Kinpak facility to blend various chemicals. This facility is subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental hazards, such as spills, discharges or release of toxic or hazardous substances and remediation complications. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and business interruption and could adversely affect our financial condition.

Risks Related to Environmental and Geographic Factors

Climatic events may adversely impact our operations, disrupt the business of our third party vendors on whom we rely upon for products and services, and may not be adequately covered by our insurance.

Climatic events in the areas where we operate can cause disruptions and in some cases delays or suspensions in our operations that may adversely impact our business. For example, the physical effects of unseasonably wet weather, extended periods of below freezing weather, tropical storms, hurricanes or other natural disasters occurring on land or in the Gulf of Mexico or Atlantic Ocean may force boating areas to close or render boating dangerous or inconvenient, which could result in curtailment of customer demand for our products and services. Similarly, drought conditions arising from minimal or reduced rainfall events may have a similar effect in respect of the availability of boating areas or usable dock space, and result in reduced interest in boating activities. One or more of these climatic events may result in physical damage to, or closure of, one or more of our facilities, inadequate work force in our markets, and disruption or reduction in the availability of products at our locations. Concerns regarding global changes in climate could also adversely affect the levels of boat purchases. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Many of our dealerships sell boats to customers for use on reservoirs, which could be subject to reduced capacity as a result of drought, extreme temperatures, or other climatic changes, thereby subjecting our business to the continued viability of these reservoirs for boating use.

In addition, the physical effects of climatic events, including wintry conditions, increased frequency and severity of tropical storms or hurricanes, tornadoes, fires, floods and other natural disasters, as well as sea level rise, could result in the disruption of our operations and/or third party supply chain vendors on whom we rely upon for products and services, including boat deliveries from manufacturers, or damage to or the loss of our boat inventories and facilities as has been the case when the Southeast and Gulf Coast regions and other markets have been affected by hurricanes. Such disruptions in our supply chain could damage our on-site inventory at our locations or cause serious limitations or delays in the operations of our locations. We maintain hurricane and casualty insurance, subject to deductibles. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such climatic conditions, and not all such effects can be predicted, eliminated, mitigated, or insured against. Accordingly, while we traditionally maintain property and casualty insurance coverage for damage caused by climatic events such as severe weather or other natural disasters, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result thereof.

A significant amount of our boat sales are from the Southeast and Gulf Coast regions.

Economic conditions, weather and environmental conditions, competition, market conditions and any other adverse conditions impacting the Southeast and Gulf Coast regions of the United States, in which we generated approximately 79%, 80% and 75% of our revenue during fiscal years 2022, 2021 and 2020, respectively, could have a major impact on our operations.

Environmental and other regulatory issues may impact our operations.

Our operations are subject to stringent federal, state and local laws and regulations governing such matters as finance & insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, releases, discharges and emissions or other releases into the environment and environmental protection, human health and safety, and employment practices, including wage and hour and anti-discrimination legal requirements. These laws and regulations affect many aspects of our operations, such as requiring the acquisition and renewal of permits, licenses and other governmental approvals to conduct regulated activities, including the retail sale of recreational boats, restricting the manner in which we use, handle, store, recycle, transport and dispose of our discarded substances and wastes, responding to and performing investigatory, remedial and corrective actions with respect to any discharges and emissions or other release of regulated substances, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific human health and safety criteria addressing worker protection, and imposing liabilities for failure to comply with applicable environmental or other legal requirements, pollution incidents or inappropriate payment or treatment of our workers with respect to our operations. The failure to satisfy those and other legal requirements could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure to comply with those and other legal requirements, or with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of sanctions including monetary penalties, changes to our processes, or a delay, suspension or cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business, results of operations and financial condition.

Numerous governmental agencies, including OSHA, the EPA and similar federal agencies as well as analogous state and local agencies regulate and maintain enforcement authority over the operation of our locations, repair facilities, and other operations, with respect to matters such as consumer protection, human safety and environmental protection, including any contamination of or releases into ambient air, surficial and subsurface soils, surface water and groundwater. Marine engine manufacturers are subject to emissions standards imposed under the CAA, and the EPA has enacted a number of legal requirements imposing more stringent emissions standards for two-cycle, gasoline outboard marine engines. It is possible that regulatory bodies such as the EPA may impose more stringent emissions standards in the future for marine engines, including with respect to recreational use. Any increased costs of those manufacturers producing engines resulting from current or future EPA standards could be passed on to dealers in the retail recreational boat industry, such as ourselves, or could result in the inability of, or potential unforeseen delays by, these manufacturers to manufacture and make timely delivery of recreational boats to such dealers, which developments could have a material adverse effect on our business, results of operations and financial condition. Moreover, we cannot guarantee that would be able to pass any such increased costs on to our customers, or that such increased costs could deter customer interest and otherwise adversely affect boating sales.

As with companies in the marine retail industry generally, and parts and service operations in particular, our business involves the use, handling, storage, transportation and contracting for recycling or disposal of waste materials, including hazardous or toxic substances and wastes as well as environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Laws and regulations regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Additionally, certain of our locations and/or repair facilities utilize USTs and ASTs, primarily for storing and dispensing petroleum-based products. Storage tanks in the United States are generally subject to financial responsibility requirements and testing, containment, upgrading and removal requirements under the RCRA, and its state law counterparts, as well as federal, state and local legal standards relating to investigation and remediation of contaminated soils, surface water and groundwater resulting from leaking tanks and associated inground lifts. We also may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated tanks migrates onto the property of others.

We are subject to regulation by federal, state, and local authorities establishing investigatory, remedial, human health and environmental quality standards and imposing liability related thereto, which liabilities may include sanctions, including monetary penalties for violations of those standards. Certain of our locations and/or repair facility properties have been operated in the past by third parties whose use, handling and disposal of petroleum-based products or wastes were not under our control. Given the strict liability nature of environmental laws, we may be liable for the remediation of such past releases notwithstanding that our operations did not cause or contribute to the contamination.

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

A majority of states have adopted Superfund laws comparable to and, in some cases, more stringent than CERCLA. If we were to be found to be a responsible party under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination as well as for natural resource damages. In addition, claims alleging personal injury or property damage may be brought against us as a result of alleged exposure to hazardous substances resulting from our operations. Moreover, certain of our locations are located on waterways that are subject to federal laws, including the Clean Water Act and the OPA, as well as analogous state laws regulating navigable waters, oil pollution (including prevention and cleanup of the same), adverse impacts to fish and wildlife, and other matters. For example, under the OPA, owners and operators of vessels and onshore facilities may be subject to liability for removal costs and damages arising from an oil spill in waters of the United States.

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

Moreover, adverse changes in labor policy could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our locations operations, and adversely affect our business, results of operations and financial condition.

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

In the United States, no comprehensive federal climate change legislation has been implemented. With the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from specified sources in the United States, implement standards reducing emissions of methane, a form of GHG, from specified oil and gas sectors, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States.  While these rules largely do not directly impact our operations, they do represent a concerted effort at the federal level to reduce emissions of GHGs in an effort to mitigate adverse effects associated with climate change. Additionally, in August 2022 the Inflation Reduction Act of 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities in the oil and natural gas sector. The emissions fee and renewable and low carbon energy funding provisions of the law could accelerate the transition away from fossil fuels or otherwise adversely impact the production of marine motor fuels, which could in turn have an indirect adverse effect on our business and results of operations. Under the Biden Administration, it is anticipated that efforts by the EPA or other federal agencies to restrict GHG emissions will continue. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at the 26th Conference to the Parties (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030. As a result, there exists the possibility of executive orders being issued or federal legislation or regulatory initiatives being adopted that could result in further restrictions on fossil fuels and have a further indirect adverse effect on the demand for our and the retail recreational boat industry products.

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

There is also the possibility that financial institutions will be required to adopt policies that limit funding for companies  producing, developing or bolstering the use of fossil fuels.  Increasing attention to climate change, investor and societal expectations regarding voluntary Environmental, Social and Governance (“ESG”) disclosures and consumer demand for alternative forms of energy may result in demand shifts for fossil-fuel products and additional governmental investigations and private litigation against such companies.  While we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.  Moreover, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other, non-fossil fuel markets, which could have a negative impact on our access to and costs of capital. Additionally, in March of 2022, the SEC released a proposed rule that would establish a framework for reporting of climate risks, targets, and metrics. A final rule is expected to be released at the end of 2022 but we cannot predict what any such rule may require. To the extent the final rule imposes additional reporting obligations, we could incur increased costs, particularly as it relates to the requirement to collect and disclose data on physical climate-related risks.

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

The following factors could affect our stock price:

•	quarterly variations in our financial and operating results;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by our competitors or suppliers;

•	changes in revenue, Dealership same-store sales or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•	acquisitions or integration of acquired marine retailers or other businesses;

•	the failure of our operating results to meet the expectations of equity research analysts and investors;

•	speculation in the press or investment community;

•	the failure of research analysts to continue to cover our Class A common stock;

•	sales of our Class A common stock by us or other stockholders, or the perception that such sales may occur;

•	changes in accounting principles, policies, guidance, interpretations or standards;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions, including fluctuations in commodity prices;

•	the publication of boating industry sales data or new boat registration data;

•	domestic and international economic, legal and regulatory factors unrelated to our performance; and

•	the realization of any risks described under this “Risk Factors” section.

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

On February 23, 2022, following shareholder approval at our 2022 annual meeting, we revised our certificate of incorporation and bylaws to eliminate our staggered board of directors and supermajority stockholder voting provisions.

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

Future sales or issuances of our Class A common stock in the public market, or the perception that such sales or issuances may occur, could reduce our stock price, and any additional capital raised by us through the sale or issuance of equity or convertible securities may dilute your ownership in us.

We may sell additional shares of Class A common stock in subsequent public offerings. We may also issue additional shares of Class A common stock or convertible securities. We have 14,211,621 outstanding shares of Class A common stock and 1,429,940 outstanding shares of Class B common stock as of November 28, 2022. Certain OneWater Unit Holders are party to a registration rights agreement (the “Registration Rights Agreement”), which requires us to effect the registration of any shares of Class A common stock that they receive in exchange for their OneWater LLC Units in certain circumstances.

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

On July 1, 2022, the first offering period began under the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum issuance of 299,505 shares of Class A common stock, subject to certain adjustments set forth in the ESPP.

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

If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the date hereof, and taking into account any redemptions that occur prior thereto, the estimated early termination payment would, in the aggregate, be approximately $31.9 million (calculated using a discount rate equal to one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $53.6 million calculated based on certain assumptions, including but not limited to a $30.11 per share price, an estimated blended statutory U.S. federal, state and local corporate income tax rate of 25.0%, no material change in U.S. federal income tax law, and that OneWater Inc. will have sufficient taxable income to utilize such estimated tax benefits). The foregoing number is merely an estimate and the actual payment could differ materially. In the event that OneWater Inc.’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, OneWater Inc. may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to OneWater Inc.’s breach, and we do not currently expect that OneWater Inc. would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that OneWater Inc. will be able to meet its obligations under the Tax Receivable Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Form 10-K.

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

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

General economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit, fuel prices, levels of discretionary personal income, interest rates, periods of economic or political instability, public health crises, inflation, and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce or defer consumer spending in the markets we serve and adversely affect our business. Consumer spending, including that of high net worth individuals, on discretionary goods may also decline as a result of political uncertainty and instability, even if prevailing economic conditions are generally favorable. Economic conditions in areas in which we operate dealerships, particularly the Southeast and Gulf Coast regions in which we generated approximately 79%, 80% and 75% of our revenue during fiscal years 2022, 2021 and 2020, respectively, could have a major impact on our operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, wintry conditions or other storms, environmental conditions and specific events, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of discretionary goods. Consumer spending on discretionary goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Our business was significantly impacted during the recessionary period that began in 2007, and this period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain dealerships and reduced headcount. Although we have expanded our operations and increased our focus on pre-owned sales, parts and repair services and finance & insurance products, during periods of stagnant or modestly declining industry trends, the cyclical nature of the retail marine industry or the lack of industry growth could lead to oversupply and weak demand, which could materially adversely affect our business, financial condition or results of operations in the future. Any period of adverse economic conditions or low consumer confidence could have a negative effect on our business.

Inflation could adversely affect our financial results.

The market prices of certain materials and components used by us and our suppliers in manufacturing our products can be volatile. Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials may have an adverse impact on the business, financial condition, and results of operations of us or our suppliers, and our suppliers may in turn pass such increases along to us by raising the cost of our inventories. In addition, new boat buyers often finance their purchases. Inflation, along with rising interest rates, could translate into an increased cost of boat ownership. Should inflation and increased rates continue to occur, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

Our business could be materially adversely impacted by the widespread outbreak of a contagious disease, including the recent COVID-19 pandemic.

COVID-19 has spread in many of the geographic areas in which we operate. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. These measures have affected our ability to sell and service boats, required us to temporarily close or partially close certain locations and may require additional closures in the future. Organizations and individuals are also taking additional steps to avoid or reduce infection, including limiting travel, staying home, working from home and limiting participation in certain activities. Future measures may also affect our ability to operate our marine retailer locations or our manufacturing facilities.

We continue to monitor federal, state and local government recommendations and have made modifications to our normal operations as a result of COVID-19. If the negative economic effects of COVID-19 or a new pandemic continue for a prolonged period of time, it could lead to a reduction in demand for our products, which would adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of a global pandemic, may also adversely affect our ability to access capital and additional liquidity. The COVID-19 pandemic has led to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers. There have been industry-wide supply chain constraints due to the COVID-19 pandemic and increased sales generally across the industry. To date, we have experienced shortages of inventory, and we believe such shortages resulted in a reduction in our revenues for fiscal year 2021 and 2022. Such shortages could continue to adversely impact our revenues for future periods. It is possible that such shortages could become more severe as a result of a global pandemic and its effects on, among other things, supply chains, operations and consumer demand. These measures are disrupting normal business operations and may have, significant negative impacts on our business in the future. It is not possible to estimate the entirety of the effect that COVID-19 or any other global pandemic will have on our business, customers, suppliers or other business partners.

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

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Risks to our information technology systems include potential breakdowns, invasions, viruses, cyber-attacks, cyber-fraud, security breaches, and destruction or interruption of our information technology systems by third parties or employees. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our team members, contractors, vendors and temporary staff. While we attempt to mitigate these risks by employing a number of measures, including employee training, systems and maintenance of protective systems, we remain potentially vulnerable to known or unknown threats.

We may also have access to sensitive, confidential or personal data or information that is subject to data privacy and information security laws and regulations. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, ransomware theft, cyber phishing attacks, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, inability to use our systems, and other unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to protect such sensitive, confidential or personal data. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our systems.

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

Additionally, in response to the COVID-19 pandemic, we instituted certain remote work policies, as did many of our service providers. The continued prevalence of remote working has increased our vulnerability to risks related to our computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks. Controls employed by our information technology department and our customers and third-party service providers could prove inadequate.

We are subject to laws, rules, regulations and policies regarding data privacy and security, and may be subject to additional related laws and regulations in jurisdictions in which we operate or expand. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

We are subject to a variety of federal, state and local laws, directives, rules and policies relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is possible that these types of inquiries regarding cybersecurity breaches increase in frequency and scope. In addition, new laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal data and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder. These laws also are not uniform, as certain laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information, and such laws may differ from each other, which may complicate compliance efforts. Compliance in the event of a widespread data breach may be costly. Any failure or perceived failure by us or our third-party service providers to comply with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.

We may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

We face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with general commercial disputes, product liability, personal injury and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain automobile, directors and officers, general liability, product liability (for our manufacturers), inventory, property and workers compensation insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. Additionally, we may be named in the future as defendants of class action lawsuits. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation. We may in the future be the target of litigation and this litigation may result in substantial costs and reputational harm and divert management’s attention and resources. Costs, harm to our reputation and diversion could have a material adverse effect on our business, results of operations and financial condition.

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

Our corporate headquarters which we lease, is located at 6275 Lanier Islands Parkway, Buford, Georgia 30518. Additionally, as part of our Dealership segment, we own or lease the following material retail facilities as of September 30, 2022:

Location & Dealer Group	Dealerships Leased	Dealerships Owned
Alabama
Legendary Marine	1	—
Rambo Marine	3	—
Singleton Marine	3	1
Sunrise Marine	1	—
California
Denison Yachting	5	—
Florida
Caribee Boat	1	—
Central Marine	3	—
Denison Yachting	9	—
Legendary Marine	3	—
Marina Mike’s	1	—
Naples Boat Mart	1	—
Ocean Blue Yacht Sales	3	—
OneWater Yacht Group	4	—
Quality Boats	3	—
Roscioli Yachting Center	—	1
Sundance Marine	4	—
Sunrise Marine	2	—
Tom George Yacht Group	2	—
Walker’s Marine	6	—
Georgia
American Boat Brokers	1	—
Singleton Marine	7	—
Kentucky
Lookout Marine	2	—
Massachusetts
Bosuns Marine	2	—
Maryland
Bosuns Marine	1	—
Denison Yachting	1	—
OneWater Yacht Group	1	—
Monaco
Denison Yachting	2	—
North Carolina
OneWater Yacht Group	1	—
New Jersey
Denison Yachting	1	—
OneWater Yacht Group	1	—
Stone Harbor Marina	1	—
Ohio
South Shore Marine	1	—
Spend-A-Day Marina	2	—
Rhode Island
Denison Yachting	1	—
South Carolina
Captain’s Choice Marine	2	—
Denison Yachting	1	—
Singleton Marine	2	—
Texas
Phil Dill Boats	1	—
Slalom Shop	2	—
SMG Boats	2	—
Texas Marine	3	—
Virginia
Norfolk Marine Company	1	—
Washington
Denison Yachting	1	—

As part of our Distribution segment, we own or lease the following material warehouses and distribution facilities as of September 30, 2022.

Location & Group	Locations Leased	Locations Owned
Alabama
T-H Marine	2	—
Ocean Bio-Chem	—	1
Florida
PartsVu	1	—
T-H Marine	1	—
Ocean Bio-Chem	—	1
Illinois
T-H Marine	1	—
Indiana
T-H Marine	1	—
Oklahoma
T-H Marine	1	—
Tennessee
T-H Marine	1	—
Texas
T-H Marine	2	—

We believe that our facilities are adequate for our current operations.

Item 3.	Legal Proceedings.

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

Market Information

Our Class A common stock is traded on Nasdaq under the symbol “ONEW.” As of November 28, 2022, there were 14,295,044 shares of Class A common stock and 1,429,940 shares of Class B common stock outstanding. There is no market for our Class B common stock. Each share of Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the shareholders generally.

Holders of Record

As of November 28, 2022 there were 12 and 4 stockholders of record of our Class A common stock and Class B common stock, respectively. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since February 7, 2020, which is the date our shares began trading, through September 30, 2022, to two indices: the Russell 2000 Index and the Nasdaq Retail Trade Index. The graph assumes an initial investment of $100 on February 7, 2020, in our Class A common stock, the stocks comprising the Russell 2000 Index, and the stocks comprising the Nasdaq Retail Trade Index. The calculations of cumulative shareholder return on our Class A common stock, the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 (Securities Act), as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	2/7/20	9/30/20	9/30/21	9/30/22

OneWater Marine Inc.	100.00	135.34	277.33	207.67
Russell 2000	100.00	94.34	139.32	106.58
NASDAQ Retail Trade	100.00	149.73	159.19	118.02

Dividends

On June 17, 2021, our board of directors declared a one-time special cash dividend of $1.80 per share. The cash dividend of approximately $27.1 million was paid on July 19, 2021 to holders of Class A common stock and OneWater Unit Holders. Additionally, a $1.0 million cash dividend for restricted stock unit holders was accrued for payment to holders upon future vesting of restricted stock unit awards outstanding on the date the dividend was declared. During the year ended September 30, 2022, $0.2 million of the previously accrued balance was paid to restricted stock unit holders. The remaining $0.8 million is recorded in other payables and accrued expenses in the consolidated balance sheet as of September 30, 2022.

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, under our Credit Facilities, OWAO is restricted from paying cash dividends, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay cash dividends on our Class A common stock. Our ability to pay cash dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities that we or our subsidiaries may issue. See “Risk Factors—Risks Related to Our Class A Common Stock— While our Board of Directors declared a one-time special cash dividend of $1.80 per share on June 17, 2021, we do not intend to pay cash dividends on our Class A common stock, and our Credit Facilities place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.”

Recent Sales of Unregistered Securities

None.

Issuer’s Purchases of Equity Securities

Issuer’s Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of Shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2022 through July 31, 2022	-	$-	-	$50.0
August 1, 2022 through August 31, 2022	-	-	-	50.0
September 1, 2022 through September 30, 2022	10,134	34.89	10,134	49.6
Total	10,134	$34.89	10,134	$49.6

(1)          On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements.

Item 6.	Selected Financial Data.

Part II, Item 6 is no longer required due to amendments to Regulation S-K that eliminate Item 301.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Form 10-K under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” In light of these risk, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements, except as otherwise required by applicable law.

Overview

We believe that we are one of the largest and fastest-growing marine retailers in the United States with 96 dealerships, 12 distribution centers/warehouses and multiple online marketplaces as of September 30, 2022. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 13 of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts and other sales. The recent acquisitions of T-H Marine and Ocean Bio-Chem will significantly expand our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 75 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 30 acquisitions. Our current portfolio as of September 30, 2022 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, we believe that it is generally more effective economically and operationally to acquire existing dealerships with experienced staff and established reputations.

Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Dealerships and Distribution.

As of September 30, 2022, the Dealerships reporting segment includes operations of 96 dealerships in 15 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 92% of revenues. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations.

As of September 30, 2022, the Distribution reporting segment includes the activity of PartsVu, Ocean Bio Chem and T-H Marine and its subsidiaries which together operate 12 distribution centers/warehouses in Alabama, Florida, Texas, Oklahoma, Indiana, Tennessee and Illinois and represents approximately 8% of revenues. The Distribution segment engages in the manufacturing, assembly and distribution of marine related products (and adjacent industries).

The boat dealership market is highly fragmented and is comprised of approximately 4,200 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however we do have other large competitors including MarineMax and Bass Pro Shops. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts and other sales. The recent acquisitions of T-H Marine and Ocean Bio-Chem have significantly expanded our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high-margin service parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

Impact of COVID-19

The COVID-19 pandemic and its related effects, including restraints on U.S. economic and leisure activities, has and may continue to have a significant impact on our operations and financial condition. National, state and local governments in affected regions previously implemented and in the future may reimplement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. At times, these measures have affected our ability to sell and service boats, required us to temporarily close or partially close certain locations and may require additional closures in the future.

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

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the year ended September 30, 2022 suggest that spending in all our regions and across product lines has proven resilient despite the challenges posed by the pandemic as customers have continued to focus on socially distanced outdoor recreations. The ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors including consumer demand, a possible resurgence of COVID-19, including variants of the virus in certain geographic areas, our ability to safely operate locations and the existence and extent of a prolonged economic downturn.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 75 additional dealerships through 25 dealer group acquisitions. Our team remains focused on expanding our dealership growth in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. In addition to dealership acquisitions, the Company has strategically acquired parts and accessories companies as part of our growth and diversification strategy. We have acquired 12 distribution centers and warehouses through the acquisition of 5 parts and accessories companies.  We plan to continue to strategically evaluate and complete acquisitions moving forward. For the years ended September 30, 2022 and 2021, we completed 8 and 5 acquisitions, respectively.

Since September 30, 2022 we have completed the acquisitions of Taylor Marine Centers and Harbor View Marine as of October 1, 2022 and December 1, 2022, respectively.

We have an extensive acquisition track record within the retail marine industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. Our strategy is to acquire dealerships at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired dealerships for less than 4.0x EBITDA on a trailing twelve month basis and believe that we will be able to continue to make attractive acquisitions within this range. With the expansion of our Distribution segment, we look to acquire parts and accessories manufacturing and distribution companies within a range of 5.0x – 10.0x EBITDA on a trailing twelve month basis, depending on the size of the business.

General Economic Conditions

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of the COVID-19 pandemic, including supply chain constraints, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which we operate dealerships, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing and inclement weather such as hurricanes and other storms, environmental conditions, global public health concerns and events could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

Our business was significantly impacted during the recessionary period that began in 2007. This period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain dealerships and reduced headcount. Additionally, in an effort to counteract the downturn, we increased our focus on pre-owned sales, parts and repair services, and finance & insurance services. As a result, we surpassed our pre-recession sales levels in less than 24 months. While we believe the measures we took significantly reduced the impact of the downturn on the business, we cannot guarantee similar results in the event of a future downturn. Additionally, we cannot predict the timing or length of unfavorable economic or industry conditions, including a downturn as a result of pandemics, rising interest rates, inflation, or the extent to which they could adversely affect our operating results.

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

Critical Accounting Estimates

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales histories indicated that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. There are inherent uncertainties in assessing net realizable value as management must make assumptions and apply judgment to changes in the market, brands and other factors that drive consumer preferences and spending. The cost of acquired, manufactured and assembled parts and accessories is determined using methods which vary by subsidiary and include both the average cost method and first-in, first-out. Inventory is reported net of write downs for obsolete and slow moving items of approximately $3.0 million, $0.8 million and $0.6 million at September 30, 2022, 2021 and 2020, respectively.

Goodwill and Other Intangible Assets

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Others (“ASC 350”), we review goodwill for impairment annually in the fourth fiscal quarter, or more often if events or circumstances indicate that impairment may have occurred. When evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment in accordance with ASC 350. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment.

Identifiable intangible assets as a result of the acquisitions we have completed consist of trade names, developed technologies, including design libraries, and customer relationships. We have determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the marine retailer, and therefore, are not subject to amortization. Developed technologies and customer relationships are amortized over their estimated useful lives of ten years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates regarding the macroeconomic and industry conditions, our financial performance, and other factors. The Company determined that it was more likely than not that the fair value of the goodwill and identifiable intangible assets was greater than its carrying amount, and as a result, no impairment for goodwill and identifiable intangible assets was required for the years ended September 30, 2022, 2021 and 2020. We do not believe that there is a reasonable likelihood that there will be a change in the judgements and assumptions used in our qualitative assessment that would result in a material effect on our operating results.

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

The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for inventory, contingent consideration, trade names, developed technologies, including design libraries, and customer relationships. The fair value of acquired inventory is based on manufacturer invoice cost, curtailments, and market data. The significant estimates used to value contingent consideration are future earnings and discount rates. Management estimated the fair value of the trade names and developed technologies using the relief from royalty method and customer relationships using the multi-period excess earnings method. The fair value determination of the trade names and design libraries required management to make significant estimates and assumptions related to future revenues and the selection of the royalty rate and discount rate. The fair value determination of the customer relationships require management to make significant estimates and assumptions related to future revenues attributable to existing customers, future EBITDA margins and the selection of the customer attrition rate and discount rate. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value.

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

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 17.8%, 11.3% and 9.8% to revenue in fiscal years 2022, 2021 and 2020, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 30.1%, 25.8% and 28.3% to gross profit in fiscal years 2022, 2021 and 2020, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through PartsVu, T-H Marine and Ocean Bio-Chem) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

Gross Profit

We calculate gross profit as revenue less cost of sales. Cost of sales consists of actual amounts paid for products, costs of services (primarily labor), transportation costs from manufacturers to our dealerships and vendor consideration. Gross profit excludes the majority of our depreciation and amortization, which is presented separately in our consolidated statements of operations.

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

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A portion of our cost structure is variable (such as sales commissions and incentive compensation), or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long term. We typically evaluate our variable expenses, selling expenses and all other selling, general, and administrative expenses in the aggregate as a percentage of total revenue.

Dealership Same-Store Sales

We assess the organic growth of our Dealership segment revenue on a same-store basis. We believe that our assessment on a same-store basis represents an important indicator of comparative financial results and provides relevant information to assess our performance. New and acquired dealerships become eligible for inclusion in the comparable dealership base at the end of the dealership’s thirteenth month of operations under our ownership and revenues are only included for identical months in the same-store base periods. Dealerships relocated within an existing market remain in the comparable dealership base for all periods. Additionally, amounts related to closed dealerships are excluded from each comparative base period. Because Dealership same-store sales may be defined differently by other companies in our industry, our definition of this measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of warrant liability, change in fair value of contingent consideration, loss on extinguishment of debt and transaction costs. See “—Comparison of Non-GAAP Financial Measure” for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Fiscal Year 2022 Acquisitions

•	Effective October 1, 2021, we acquired Naples Boat Mart, a full-service marine retailer with one location in Florida.

•
Effective November 30, 2021, we acquired T-H Marine, a leading provider of branded marine parts and accessories for OEMs and the aftermarket, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas.

•	Effective December 1, 2021, we acquired Norfolk Marine Company, a full-service marine retailer with one location in Virginia.

•	Effective December 31, 2021, we acquired a majority interest in Quality Boats, a full-service marine retailer with three locations in Florida.

•	Effective February 1, 2022 we acquired JIF Marine, a leading supplier of stainless steel ladders, dock products and other accessories which is based in Tennessee.

•	Effective March 1, 2022, we acquired YakGear, a leading supplier of kayak equipment, paddle sport accessories and boat mounting accessories which is based in Texas.

•	Effective April 1, 2022, we acquired Denison Yachting, a leader in yacht and superyacht sales as well as ancillary yacht services, with 20 retail locations.

•
Effective August 9, 2022, we acquired Ocean Bio-Chem, including Star Brite Europe, Inc., a leading supplier and distributor of appearance, cleaning and maintenance products for the marine industry and the automotive, powersports, recreational vehicles, and outdoor power equipment markets with locations in Alabama and Florida.

We refer to the fiscal year 2022 acquisitions described above collectively as the “2022 Acquisitions.” Naples Boat Mart is fully reflected in our consolidated statements of operations for the year ended September 30, 2022. The remaining 2022 Acquisitions are partially reflected in our consolidated statements of operations for the year ended September 30, 2022, beginning on the date of acquisition. None of our 2022 Acquisitions impact our results of operations for the years ended September 30, 2021 and 2020.

Fiscal Year 2021 Acquisitions

•	Effective December 1, 2020, we acquired Tom George Yacht Group, a full-service marine retailer based in Florida with two locations.

•	Effective December 31, 2020, we acquired Walker Marine Group, a full-service marine retailer based in Florida with five locations.

•	Effective December 31, 2020, we acquired Roscioli Yachting Center, a full-service marine and yachting facility located in Florida, including the related real estate and in-water slips.

•	Effective August 1, 2021, we acquired Stone Harbor Marina, a full-service marine retailer based in New Jersey with one location.

•	Effective September 1, 2021 we acquired PartsVu, an online marketplace for OEM marine parts, electronics and accessories with a warehouse in Florida.

We refer to the fiscal year 2021 acquisitions described above collectively as the “2021 Acquisitions.” The 2021 Acquisitions are fully reflected in our consolidated financial statements for the year ended September 30, 2022 but are only partially reflected in our consolidated financial statements for the year ended September 30, 2021, beginning on the date of acquisition, and will not impact our results of operations for the year ended September 30, 2020.

Fiscal Year 2020 Acquisitions

We did not complete any acquisitions in fiscal year 2020.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was and is generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc.’s effective tax rates were 22.1%, 18.1% and 11.5% for the years ended September 30, 2022, 2021 and 2020, respectively.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general, and administrative expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Year Ended September 30, 2022, Compared to Year Ended September 30, 2021

	For the Year Ended September 30,
	2022		2021
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$1,139,331	65.3%	$872,680	71.1%	$266,651	30.6%
Pre-owned boat	294,832	16.9%	216,416	17.6%	78,416	36.2%
Finance and insurance income	55,977	3.2%	42,668	3.5%	13,309	31.2%
Service, parts and other	254,682	14.6%	96,442	7.9%	158,240	164.1%
Total revenues	1,744,822	100.0%	1,228,206	100.0%	516,616	42.1%
Gross Profit
New boat	305,305	17.5%	210,916	17.2%	94,389	44.8%
Pre-owned boat	81,665	4.7%	54,138	4.4%	27,527	50.8%
Finance & insurance	55,977	3.2%	42,668	3.5%	13,309	31.2%
Service, parts & other	110,708	6.3%	49,733	4.0%	60,975	122.6%
Total gross profit	553,655	31.7%	357,455	29.1%	196,200	54.9%
Selling, general and administrative expenses	302,113	17.3%	199,049	16.2%	103,064	51.8%
Depreciation and amortization	15,605	0.9%	5,411	0.4%	10,194	188.4%
Transaction costs	7,724	0.4%	869	0.1%	6,855	788.8%
Change in fair value of contingent consideration	10,380	0.6%	3,249	0.3%	7,131	219.5%
Income from operations	217,833	12.5%	148,877	12.1%	68,956	46.3%
Interest expense - floor plan	4,647	0.3%	2,566	0.2%	2,081	81.1%
Interest expense – other	13,201	0.8%	4,344	0.4%	8,857	203.9%
Loss on extinguishment of debt	356	0.0%	-	0.0%	356	100.0%
Other expense (income), net	3,793	0.2%	(248)	0.0%	4,041	*
Income before income tax expense	195,836	11.2%	142,215	11.6%	53,621	37.7%
Income tax expense	43,225	22.1%	25,802	2.1%	17,423	67.5%
Net income	152,611	8.7%	116,413	9.5%	36,198	31.1%
Less: Net income attributable to non-controlling interests	2,998		-
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	18,669		37,354
Net income attributable to OneWater Marine Inc.	$130,944		$79,059

Revenue

Overall, revenue increased by $516.6 million, or 42.1%, to $1,744.8 million for the year ended September 30, 2022 from $1,228.2 million for the year ended September 30, 2021. Revenue generated from Dealership same-store sales increased 11.9% for the year ended September 30, 2022 as compared to the year ended September 30, 2021, primarily due to an increase in the average selling price of new boats, the number of pre-owned boats sold, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts and other sales. We believe that COVID-19 has had a positive overall impact on the retail marine industry as people continue to seek recreational activities that could be done in a safe, socially distanced way. Overall revenue increased by $147.0 million as a result of our increase in Dealership same-store sales and $369.6 million from revenue from our Distribution segment as well as revenue not eligible for inclusion in the Dealership same-store sales base. New and acquired dealerships become eligible for inclusion in the comparable dealership base at the end of the dealership’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. For the years ended September 30, 2022 and 2021, we completed 8 and 5 acquisitions, respectively.

New Boat Sales

New boat sales increased by $266.7 million, or 30.6%, to $1,139.3 million for the year ended September 30, 2022 from $872.7 million for the year ended September 30, 2021. The increase was the result of our Dealership same-store sales growth during the twelve-month period, our acquisitions and an increase in our average selling price. We believe the increase in sales was primarily due to continued execution of operational improvements on previously acquired dealers, the mix on boat brands and models sold, and product improvements in the functionality of technology which drove average unit prices higher.

Pre-owned Boat Sales

Pre-owned boat sales increased by $78.4 million, or 36.2%, to $294.8 million for the year ended September 30, 2022 from $216.4 million for the year ended September 30, 2021. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in the number of units sold which was driven by Dealership same-store sales growth and acquisition growth.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $13.3 million, or 31.2%, to $56.0 million for the year ended September 30, 2022 from $42.7 million for the year ended September 30, 2021. The increase was primarily due to the additional new and pre-owned boat revenues. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance products decreased slightly as a percentage of total revenue to 3.2% in the year ended September 30, 2022 from 3.5% for the year ended September 30, 2021. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

Service, Parts & Other Sales

Service, parts & other sales increased by $158.2 million, or 164.1%, to $254.7 million for the year ended September 30, 2022 from $96.4 million for the year ended September 30, 2021. This increase in service, parts & other sales is primarily due to the contributions from our recently acquired parts and accessories businesses, including T-H Marine and Ocean Bio-Chem, as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales at our dealerships.

Gross Profit

Overall, gross profit increased by $196.2 million, or 54.9%, to $553.7 million for the year ended September 30, 2022 from $357.5 million for the year ended September 30, 2021. This increase was mainly due to our overall increase in Dealership same-store sales which was driven by increases in all revenue streams, the impact of the 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins increased 260 basis points to 31.7% for the year ended September 30, 2022 from 29.1% for the year ended September 30, 2021 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $94.4 million, or 44.8%, to $305.3 million for the year ended September 30, 2022 from $210.9 million for the year ended September 30, 2021. This increase was due to our overall increase in Dealership same-store sales and acquired dealerships during fiscal year 2022. New boat gross profit as a percentage of new boat revenue was 26.8% for the year ended September 30, 2022 as compared to 24.2% in the year ended September 30, 2021. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations, our emphasis on expanding new boat gross profit margins and the impact of industry wide inventory and supply chain constraints.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $27.5 million, or 50.8%, to $81.7 million for the year ended September 30, 2022 from $54.1 million for the year ended September 30, 2021. This increase was primarily due to an overall increase in pre-owned revenue as a result of our Dealership same-store sales and acquired dealerships during fiscal year 2022. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 27.7% for the year ended September 30, 2022 as compared to 25.0% for the year ended September 30, 2021. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. For the year ended September 30, 2022 compared to the year ended September 30, 2021, we experienced a strong increase in our gross profit on pre-owned sales for trade-ins, brokerage and consignment which all have a higher margin percentage than wholesale which saw a slight decrease in gross profit.

Finance & Insurance Gross Profit

Finance & insurance gross profit increased by $13.3 million, or 31.2%, to $56.0 million for the year ended September 30, 2022 from $42.7 million for the year ended September 30, 2021. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $61.0 million, or 122.6%, to $110.7 million for the year ended September 30, 2022 from $49.7 million for the year ended September 30, 2021. The increase in gross profit was primarily the result of our acquisitions of parts and accessories businesses, including T-H Marine and Ocean Bio-Chem, but was also further enhanced by our Dealership same-store sales growth. Service, parts & other gross profit as a percentage of service, parts & other revenue was 43.5% and 51.6% for the years ended September 30, 2022 and 2021, respectively. The decrease in gross profit margin was due to a shift in the mix of revenue towards parts & accessories which has a lower gross profit percentage than service and other sales. Although the service, parts and other mix shifted and led to a year over year decrease in margin percentage, our parts and accessories gross profit percentage was still accretive to the overall company gross profit percentage of 31.7% for the year ended September 30, 2022.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $103.1 million, or 51.8%, to $302.1 million for the year ended September 30, 2022 from $199.0 million for the year ended September 30, 2021. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. Selling, general & administrative expenses as a percentage of revenue increased to 17.3% from 16.2% for the years ended September 30, 2022 and 2021, respectively. The increase in selling, general & administrative expenses as a percentage of revenue was primarily due to higher variable personnel costs driven by the increased level of profitability for the year ended September 30, 2022 as well as increased costs given the current personnel environment.

Depreciation and Amortization

Depreciation and amortization expense increased $10.2 million, or 188.4%, to $15.6 million for the year ended September 30, 2022 compared to $5.4 million for the year ended September 30, 2021. The increase in depreciation and amortization expense is primarily due to a $7.6 million increase in amortization of identifiable intangible assets, primarily attributable to the 2022 Acquisitions, as well as an increase in our property, plant and equipment.

Transaction Costs

The increase in transaction costs of $6.9 million, or 788.8%, to $7.7 million for the year ended September 30, 2022 compared to $0.9 million for the year ended September 30, 2021 was primarily attributable to expenses related to the 2022 Acquisitions.

Change in Fair Value of Contingent Consideration

During the year ended September 30, 2022, we incurred expenses of $10.4 million related to updated forecasts and accretion of contingent consideration liabilities related to fiscal 2021 and 2022 acquisitions.

Income from Operations

Income from operations increased $69.0 million, or 46.3%, to $217.8 million for the year ended September 30, 2022 compared to $148.9 million for the year ended September 30, 2021. The increase was primarily attributable to the $196.2 million increase in gross profit for the year ended September 30, 2022 as compared to the year ended September 30, 2021, partially offset by a $103.1 million increase in selling, general & administrative expenses, a $10.2 million increase in depreciation and amortization, a $6.9 million increase in transaction costs and a $7.1 million increase in the change in fair value of contingent consideration during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan increased $2.1 million, or 81.1%, to $4.6 million for the year ended September 30, 2022 compared to $2.6 million for the year ended September 30, 2021. The increase in floor plan interest expense is primarily attributable to an increase in the average inventory for the year ended September 30, 2022 compared to the year ended September 30, 2021 as well as an increase in interest rates.

Interest Expense – Other

Interest expense – other increased $8.9 million, or 203.9%, to $13.2 million for the year ended September 30, 2022 compared to $4.3 million for the year ended September 30, 2021. The increase was primarily attributable to the increase in our long term debt which was primarily used to fund certain 2022 Acquisitions.

Loss on Extinguishment of Debt

During the year ended September 30, 2022, we incurred $0.4 million in debt extinguishment expenses related to the August 9, 2022 amendment of our term debt.

Other Expense (Income), Net

Other expense (income), net changed by $4.0 million to $3.8 million of expense for the year ended September 30, 2022, compared to $0.2 million of income for the year ended September 30, 2021. The increase is primarily attributable to the unrealized loss on our Forza X1, Inc. equity investment and expenses associated with Hurricane Ian.

Income Tax Expense

Income tax expense increased $17.4 million, or 67.5%, to $43.2 million for the year ended September 30, 2022, compared to $25.8 million for the year ended September 30, 2021. The increase was primarily attributable to the 37.7% increase in income before tax expense as well as the increased proportion of consolidated income before income tax expense that is allocated to OneWater Marine Inc. and therefore taxable due to the exchanges of shares of Class B common stock for shares of Class A common stock.

Net Income (Loss)

Net income increased by $36.2 million to $152.6 million for the year ended September 30, 2022 compared to $116.4 million for the year ended September 30, 2021. The increase was primarily attributable to the increase in gross profit, partially offset by an increase in selling, general and administrative expenses, income tax expense, depreciation and amortization and the increase in the change in fair value of contingent consideration during the same periods.

Results of Operations

Year Ended September 30, 2021, Compared to Year Ended September 30, 2020

	For the Year Ended September 30,
	2021		2020
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$872,680	71.0%	$717,093	70.1%	$155,587	21.7%
Pre-owned boat	216,416	17.6%	205,650	20.1%	10,766	5.2%
Finance and insurance income	42,668	3.5%	36,792	3.6%	5,876	16.0%
Service, parts and other	96,442	7.9%	63,435	6.2%	33,007	52.0%
Total revenues	1,228,206	100.0%	1,022,970	100.0%	205,236	20.1%
Gross Profit
New boat	210,916	17.2%	131,373	12.8%	79,543	60.5%
Pre-owned boat	54,138	4.4%	37,389	3.7%	16,749	44.8%
Finance & insurance	42,668	3.5%	36,792	3.6%	5,876	16.0%
Service, parts & other	49,733	4.0%	29,970	2.9%	19,763	65.9%
Total gross profit	357,455	29.1%	235,524	23.0%	121,931	51.8%
Selling, general and administrative expenses	199,049	16.2%	143,575	14.0%	55,474	38.6%
Depreciation and amortization	5,411	0.4%	3,249	0.3%	2,162	66.5%
Transaction costs	869	0.1%	3,648	0.4%	(2,779)	(76.2)%
Change in fair value of contingent consideration	3,249	0.3%	6,762	0.7%	(3,513)	(52.0)%
Income from operations	148,877	12.1%	78,290	7.7%	70,587	90.2%
Interest expense – floor plan	2,566	0.2%	8,861	0.9%	(6,295)	(71.0)%
Interest expense – other	4,344	0.4%	8,828	0.9%	(4,484)	(50.8)%
Change in fair value of warrant liability	-	0.0%	(771)	(0.1)%	771	(100.0)%
Loss on extinguishment of debt	-	0.0%	6,559	0.6%	(6,559)	(100.0)%
Other (income) expense, net	(248)	0.0%	(24)	0.0%	(224)	*
Income before income tax expense	142,215	11.6%	54,837	5.4%	87,378	159.3%
Income tax expense	25,802	2.1%	6,329	0.6%	19,473	307.7%
Net income	116,413	9.5%	48,508	4.7%	67,905	140.0%
Less: Net income attributable to non-controlling interests	-		350
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	37,354		30,733
Net income attributable to OneWater Marine Inc.	$79,059		$17,425

Revenue

Overall, revenue increased by $205.2 million, or 20.1%, to $1,228.2 million for the year ended September 30, 2021 from $1,023.0 million for the year ended September 30, 2020. Revenue generated from Dealership same-store sales increased 9.7% for the year ended September 30, 2021 as compared to the year ended September 30, 2020, primarily due to an increase in the average selling price of new and pre-owned boats, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts and other sales. We believe that COVID-19 has had a positive overall impact on the retail marine industry as people continue to seek recreational activities that could be done in a safe socially distanced way. Overall revenue increased by $99.3 million as a result of our increase in Dealership same-store sales and $105.9 million from dealerships not eligible for inclusion in the same-store sales base. New and acquired dealerships become eligible for inclusion in the comparable dealership base at the end of the dealership’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. For the year ended September 30, 2021, we completed 5 acquisitions. We did not make any acquisitions in the year ended September 30, 2020.

New Boat Sales

New boat sales increased by $155.6 million, or 21.7%, to $872.7 million for the year ended September 30, 2021 from $717.1 million for the year ended September 30, 2020. The increase was the result of our Dealership same-store sales growth during the twelve-month period, the increased unit sales attributable to the 2021 Acquisitions and an increase in our average unit price. We believe the increase in sales was primarily due to the shift towards outdoor leisure activity during the COVID-19 pandemic, as well as, the continued execution of operational improvements on previously acquired dealers. The increase in average sales price was due to consumer demand, the mix of boat brands and models sold, and product improvements in the functionality and technology of boats.

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

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $5.9 million, or 16.0%, to $42.7 million for the year ended September 30, 2021 from $36.8 million for the year ended September 30, 2020. The increase was primarily a result of the increase in Dealership same-store sales, process improvements and additional revenue attributable to the 2021 Acquisitions. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance products decreased slightly as a percentage of total revenue to 3.5% in the year ended September 30, 2021 from 3.6% for the year ended September 30, 2020. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

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

Gross Profit

Overall, gross profit increased by $121.9 million, or 51.8%, to $357.5 million for the year ended September 30, 2021 from $235.5 million for the year ended September 30, 2020. This increase was mainly due to our overall increase in Dealership same-store sales, primarily driven by an increase in new boat sales, as well as higher pre-owned boat sales, finance & insurance income and service, parts and other sales. The increase in gross profit was also a result of an increase in the number of locations due to the 2021 Acquisitions. Overall gross margins increased 610 basis points to 29.1% for the year ended September 30, 2021 from 23.0% for the year ended September 30, 2020 due to the factors noted below.

New Boat Gross Profit

New boat gross profit increased by $79.5 million, or 60.5%, to $210.9 million for the year ended September 30, 2021 from $131.4 million for the year ended September 30, 2020. This increase was due to our overall increase in Dealership same-store sales and acquired dealerships during fiscal year 2021. New boat gross profit as a percentage of new boat revenue was 24.2% for the year ended September 30, 2021 as compared to 18.3% in the year ended September 30, 2020. The increase in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold, the margin profile of recently acquired locations and our emphasis on expanding new boat gross profit margins.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $16.7 million, or 44.8%, to $54.1 million for the year ended September 30, 2021 from $37.4 million for the year ended September 30, 2020. This increase was primarily due to an overall increase in our Dealership same-store sales and acquired dealerships during fiscal year 2021. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 25.0% for the year ended September 30, 2021 as compared to 18.2% in the year ended September 30, 2020. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue. In the year ended September 30, 2021 as compared to the year ended September 30, 2020, we experienced an increase in our gross profit on pre-owned sales for each of the different sales arrangements.

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

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $55.5 million, or 38.6%, to $199.0 million for the year ended September 30, 2021 from $143.6 million for the year ended September 30, 2020 This increase was primarily due to the impact of acquisitions and expenses incurred to support the overall increase in Dealership same-store sales. The increase in selling, general & administrative expenses primarily consisted of a $45.0 million increase in personnel expenses, a $5.9 million increase in administrative expenses and a $5.1 million increase in fixed expenses. Selling, general & administrative expenses as a percentage of revenue increased to 16.2% from 14.0% for the years ended September 30, 2021 and 2020, respectively. The increase in selling, general & administrative expenses as a percentage of revenue was primarily due to higher variable-based compensation expense as a result of the Company’s increased net profit margin.

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

Transaction Costs

The decrease in transaction costs of $2.8 million, or 76.2%, to $0.9 million for the year ended September 30, 2021 compared to $3.6 million for the year ended September 30, 2020 was primarily attributable to expenses recognized in conjunction with the IPO and the public offering on September 22, 2020 (the “September Offering”) that were not able to be capitalized for the year ended September 30, 2020.

Change in Fair Value of Contingent Consideration

During the year ended September 30, 2021, we increased our contingent consideration related to a fiscal 2021 acquisition in the amount of $3.2 million. During the year ended September 30, 2020, we increased our contingent consideration related to a fiscal 2019 acquisition in the amount of $6.8 million.

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

Interest Expense – Other

The decrease in interest expense – other of $4.5 million, or 50.8%, to $4.3 million for the year ended September 30, 2021 compared to $8.8 million for the year ended September 30, 2020 was primarily attributable to the payoff of our Term and Revolver Credit Facility with Goldman Sachs Specialty Lending Group, L.P. (the “Term and Revolver Credit Facility”) and entry into the Credit Facility (as defined below), which offers a more favorable interest rate.

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

Comparison of Non-GAAP Financial Measure

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of warrant liability, change in fair value of contingent consideration, gain (loss) on extinguishment of debt and transaction costs.

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

Year Ended September 30, 2022, Compared to Year Ended September 30, 2021.

	Years Ended September 30,
Description	2022	2021	Change
	($ in thousands)
Net income	$152,611	$116,413	$36,198
Interest expense – other	13,201	4,344	8,857
Income tax expense	43,225	25,802	17,423
Depreciation and amortization	16,297	5,411	10,886
Change in fair value of contingent consideration	10,380	3,249	7,131
Transaction costs	7,724	869	6,855
Loss on extinguishment of debt	356	—	356
Other expense (income), net	3,793	(248)	4,041
Adjusted EBITDA	$247,587	$155,840	$91,747

Adjusted EBITDA was $247.6 million for the year ended September 30, 2022 compared to $155.8 million for the year ended September 30, 2021. The increase in Adjusted EBITDA resulted from our 11.9% increase in Dealership same-store sales growth for the year ended September 30, 2022 as compared to the year ended September 30, 2021, combined with the results of the 2022 Acquisitions and our ability to increase gross profit margins and control selling, general and administrative expenses.

Year Ended September 30, 2021, Compared to Year Ended September 30, 2020.

	Years Ended September 30,
Description	2021	2020	Change
	($ in thousands)
Net income	$116,413	$48,508	$67,905
Interest expense – other	4,344	8,828	(4,484)
Income tax expense	25,802	6,329	19,473
Depreciation and amortization	5,411	3,249	2,162
Change in fair value of warrant liability	—	(771)	771
Change in fair value of contingent consideration	3,249	6,762	(3,513)
Transaction costs	869	3,648	(2,779)
Loss on extinguishment of debt	—	6,559	(6,559)
Other income, net	(248)	(24)	(224)
Adjusted EBITDA	$155,840	$83,088	$72,752

Adjusted EBITDA was $155.8 million for the year ended September 30, 2021 compared to $83.1 million for the year ended September 30, 2020. The increase in Adjusted EBITDA resulted from our 9.7% increase in Dealership same-store sales growth for the year ended September 30, 2021 as compared to the year ended September 30, 2020, combined with the results of the 2021 Acquisitions and our ability to increase gross profit margins and the impact of the adjusting items noted above.

Seasonality

Our business, along with the entire boating industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, our operations could be substantially more seasonal if we acquire dealer groups that operate in colder regions of the United States. Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, reduced rainfall levels or excessive rain, may limit access to boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. We believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area. Additionally, due to a global pandemic, our seasonal trends may also change as a result of, among other things, location closures, disruptions to the supply chain and inventory availability, manufacturer delays, and cancellation of boat shows. For more information, see “Risk Factors—Risks Related to Industry and Competition—Our business, as well as the entire retail marine industry, is highly seasonal, with seasonality varying in different geographic markets” and “Business—Seasonality.”

Liquidity and Capital Resources

Overview

OneWater Inc. is a holding company with no operations and is the sole managing member of OneWater LLC. OneWater Inc’s principal asset consists of common units of OneWater LLC. Our earnings and cash flows and ability to meet our obligations under the A&R Credit Facility, and any other debt obligations will depend on the cash flows resulting from the operations of our operating subsidiaries, and the payment of distributions by such subsidiaries. Our A&R Credit Facility and Inventory Financing Facility (described below) contain certain restrictions on distributions or transfers from our operating subsidiaries to their members or unitholders, as applicable, as described in the summaries below under “—Debt Agreements—A&R Credit Facility” and “—Inventory Financing Facility.” Accordingly, the operating results of our subsidiaries may not be sufficient for them to make distributions to us. As a result, our ability to make payments under the A&R Credit Facility and any other debt obligations or to declare dividends could be limited.

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

Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depend upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of September 30, 2022, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.

Cash Flows

Analysis of Cash Flow Changes Between the Year Ended September 30, 2022 and 2021

The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
Description	2022	2021	Change
	($ in thousands, unaudited)
Net cash provided by operating activities	$7,447	$159,423	$(151,976)
Net cash used in investing activities	(476,844)	(117,130)	(359,714)
Net cash provided by (used in) financing activities	456,403	(36,497)	492,900
Effect of exchange rate changes on cash and restricted cash	(8)	-	(8)
Net change in cash	$(13,002)	$5,796	$(18,798)

Operating Activities. Net cash provided by operating activities was $7.4 million for the year ended September 30, 2022 compared to net cash provided by operating activities of $159.4 million for the year ended September 30, 2021. The $152.0 million decrease in cash provided by operating activities was primarily attributable to a $192.5 million increase in the change in inventory, partially offset by a $36.2 million increase in net income for the year ended September 30, 2022 as compared to the year ended September 30, 2021.

Investing Activities. Net cash used in investing activities was $476.8 million for the year ended September 30, 2022 compared to $117.1 million for the year ended September 30, 2021. The $359.7 million increase in cash used in investing activities was primarily attributable to a $352.1 million increase in cash used in acquisitions for the year ended September 30, 2022 as compared to the year ended September 30, 2021.

Financing Activities. Net cash provided by financing activities was $456.4 million for the year ended September 30, 2022 compared to net cash used in financing activities of $36.5 million for the year ended September 30, 2021. The $492.9 million increase in cash provided by financing activities was primarily attributable to a $176.4 million increase in net borrowings on our Inventory Financing Facility and a $382.5 million increase in proceeds on long-term debt, partially offset by $79.2 million increase in payments on long-term debt for the year ended September 30, 2022 as compared to the year ended September 30, 2021.

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

Share Repurchase Program

On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. For the year ended September 30, 2022, the Company repurchased 10,134 shares at an average price of $34.89 per share. The Company has $49.6 million remaining under the share repurchase program.

The Inflation Reduction Act, which was signed into law in August 2022, imposes a 1%, non-deductible excise tax on certain repurchases of common stock that occur after December 31, 2022. We expect the excise tax to apply to our share repurchase program, but do not expect the tax to have a material effect on our business.

Debt Agreements

Credit Facility

Effective July 22, 2020, we and certain of our subsidiaries entered into the Credit Agreement (as amended by the First Incremental Amendment and the Second Incremental Amendment and as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Facility”) with Truist Bank and the other lenders party thereto. The Credit Facility provided for (i) a $50.0 million revolving credit facility that was used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time), and (ii) a term loan facility (which includes incremental term loans as provided in the First Incremental Amendment (as defined below) and Second Incremental Amendment (as defined below)). Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased. The revolving credit facility was scheduled to mature on July 22, 2025. The term loan was repayable in installments beginning on March 31, 2021, with the remainder due on the earlier of (i) July 22, 2025 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the Credit Facility.

On February 2, 2021, we entered into the Incremental Amendment No. 1 (the “First Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan to OWAO in an aggregate principal amount equal to $30.0 million, which was added to, and constituted a part of, the existing $80.0 million term loan.

On November 30, 2021, we entered into the Incremental Amendment No. 2 (the “Second Incremental Amendment”) to the Credit Facility to provide for, among other things, an incremental term loan to OWAO in an aggregate principal amount equal to $200.0 million, which was added to, and constituted a part of, the existing $110.0 million term loan. The Second Incremental Amendment further provided for a $20.0 million increase in the existing revolving commitment, which was added to, and constituted a part of, the existing $30.0 million revolving commitment.

A&R Credit Facility

On August 9, 2022 we entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”), with certain of our subsidiaries, Truist Bank and the other lenders party thereto. The A&R Credit Facility amends and restates and replaces in its entirety the Credit Facility. The A&R Credit Facility provides for, among other things, (i) a $65.0 million revolving credit facility (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time) and (ii) a $445.0 million term loan facility. Subject to certain conditions, the available amount under the Term Facility and the Revolving Facility may be increased by $125.0 million plus additional amounts subject to additional conditions (including satisfaction of a consolidated leverage ratio requirement) in the aggregate (with up to $50.0 million allocable to the Revolving Facility). The Revolving Facility matures on August 9, 2027. The Term Facility is repayable in installments beginning on December 31, 2022, with the remainder due on the earlier of (i) August 9, 2027 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the A&R Credit Facility.

Borrowings under the A&R Credit Facility bear interest, at our option, at either (a) a base rate (the “Base Rate”) equal to the highest of (i) the prime rate (as announced by Truist Bank from time to time), (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, (iii) Term SOFR (as defined in the A&R Credit Facility) for a one-month Interest Period (calculated on a daily basis after taking into account a floor equal to 0.00%) plus 1.00%, and (iv) 1.00%, in each case, plus an applicable margin ranging from 0.75% to 1.75%, or (b) Term SOFR, plus an applicable margin ranging from 0.75% to 1.75%. Interest on swingline loans shall bear interest at the Base Rate plus an applicable margin ranging from 1.75% to 2.75%. All applicable interest margins are based on certain consolidated leverage ratio measures.

The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants as of September 30, 2022.

Inventory Financing Facility

On December 29, 2021, the Company and certain of its subsidiaries entered into the Seventh Amended and Restated Inventory Financing Agreement (as amended, restated, supplemented or otherwise modified, the “Inventory Financing Facility”) to, among other things, increase the maximum borrowing amount available to $500.0 million. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers. The Inventory Financing Facility Expires on December 1, 2023.

On February 24, 2022, April 1, 2022 and August 9, 2022, the Company entered into the First, Second and Third Amendments to the Inventory Financing Facility, respectively, to join various subsidiaries of the Company to the Inventory Financing Facility in connection with certain acquisitions made by the Company, in each case, as permitted by and under the Inventory Financing Facility. Additionally, the Third Amendment to the Inventory Financing Facility increased the Funded Debt to EBIDTA Ratio (as defined in the Inventory Financing Facility). No other terms of the Inventory Financing Facility were changed with the amendments.

Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Loans are extended from time to time to enable us to purchase inventory from certain manufacturers and to lease certain boats and related parts to customers. The applicable financial terms, curtailment schedule and maturity for each loan are set forth in separate program terms letters that were entered into from time to time. The collateral for the Inventory Financing Facility consisted primarily of our inventory that was financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that secures the A&R Credit Facility.

We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including certain provisions related to the Funded Debt to EBITDA Ratio, and the Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral securing the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interests of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired marine retailers (ix) make any change in any of our marine retailers’ capital structure or in any of their business objectives or operations which might in any way adversely affect the ability of such marine retailer to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and certain of its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo. Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.

On June 16, 2021, OneWater Inc. and OneWater LLC obtained a written consent from the Agent (as defined in the Inventory Financing Facility) to permit the payment of the one-time special cash dividend of $1.80 per share on June 17, 2021.

As of September 30, 2022 and September 30, 2021, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $267.1 million and $114.2 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of September 30, 2022 and September 30, 2021, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 2.2% and 2.0%, respectively. As of September 30, 2022 and September 30, 2021, our additional available borrowings under our Inventory Financing Facility were $232.9 million and $278.3 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of September 30, 2022, we were in compliance with all covenants under the Inventory Financing Facility.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of September 30, 2022, our indebtedness associated with our 2 acquisition notes payable totaled an aggregate of $3.2 million with a weighted average interest rate of 5.0% per annum. As of September 30, 2022, the principal amount outstanding under these acquisition notes payable ranged from $1.1 million to $2.1 million, and the maturity dates ranged from December 1, 2023 to December 1, 2024.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.9% per annum, require monthly payments of approximately $145,000, and mature on dates between November 2022 to October 2028. As of September 30, 2022, we had $4.2 million outstanding under the commercial vehicles notes payable.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at September 30, 2022.

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
A&R Credit Facility(1)	$22,250	$55,625	$367,125	$—	$445,000
Inventory Financing Facility(2)	267,108	—	—	—	267,108
Notes Payable(3)	1,421	5,313	611	10	7,355
Estimated interest payments(4)	23,323	42,477	34,571	—	100,371
Operating lease obligations(5)	18,746	35,271	30,394	74,498	158,909
Total	$332,848	$138,686	$432,701	$74,508	$978,743

(1)	Payments are generally made as required pursuant to the A&R Credit Facility discussed above under “—Debt Agreements—A&R Credit Facility.”

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

(4)	Estimated interest payments based on the outstanding principal and stated interest rates on the A&R Credit Facility and Notes Payable.

(5)	Includes certain physical facilities and equipment that we lease under noncancelable operating leases.

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

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. As of September 30, 2022, the interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $267.1 million as of September 30, 2022, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.7 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on an outstanding balance of $445.0 million and Term SOFR as of September 30, 2022, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.5 million. We do not currently hedge our interest rate exposure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
OneWater Marine Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ and members’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 15, 2022 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of developed technologies, trade names and customer relationship intangible assets acquired for Distribution segment acquisitions

As described further in Note 4 to the consolidated financial statements, during the year ended September 30, 2022, the Company acquired T-H Marine Supplies, LLC and Ocean Bio-Chem, Inc. for total purchase consideration of $318.9 million. As part of these acquisitions, the Company acquired $164.8 million of identified intangible assets, including developed technologies ($13.5 million for T-H Marine Supplies, LLC), trade names ($26.8 million and $18.3 million, respectively) and customer relationships ($65.2 million and $39.6 million, respectively).

We identified the assumptions used in the valuation of developed technologies and tradenames (specifically revenue growth rates, royalty rates and discount rates), and the assumptions used in the valuation of customer relationships (specifically revenue growth rates, customer attrition rates, EBITDA and discount rates) acquired in the T-H Marine Supplies, LLC and Ocean Bio-Chem, Inc. acquisitions as a critical audit matter.

The principal consideration for our determination that the valuation of developed technologies, trade names and customer relationship intangible assets acquired is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and assumptions made by management in the valuation models used to determine fair value. Those key assumptions include revenue growth rates, royalty rates, customer attrition rates, EBITDA and discount rates.

Our audit procedures related to the Company’s valuation of developed technologies, trade names and customer relationship intangible assets related to the T-H Marine Supplies, LLC and Ocean Bio-Chem, Inc. acquisitions included the following, among others:

•          We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s relevant controls to value acquired intangible assets, including the Company’s controls over the selection and review of the appropriateness of revenue growth rates, royalty rates, customer attrition rates, EBITDA and discount rates used in determining fair value.

•          We evaluated the appropriateness of the Company’s forecasted revenue growth rates used to value developed technologies, trade names and customer relationship intangible assets by (1) comparing forecasted revenue growth rates to forecasted industry growth rates and available market data and (2) comparing forecasted revenue growth rates to historical growth rates of the acquired entity.

•          We evaluated the appropriateness of the Company’s forecasted EBITDA used to value customer relationship intangible assets by (1) comparing forecasted EBITDA margin to historical EBITDA margin and (2) comparing forecasted EBITDA margin to available industry and market data.

•          We utilized a specialist to evaluate key inputs and assumptions used to determine fair value. Our specialist compared the estimated customer attrition rates used to value the customer relationship intangible assets to historical customer retention data of the acquired companies, compared the discount rates used to value the developed technologies, trade names and customer relationship intangible assets to independently developed discount rates derived from publicly available data for comparable companies, and compared the royalty rates used to value the developed technologies and trade names to royalty rates derived from publicly available data for comparable companies.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Atlanta, Georgia
December 15, 2022

ONEWATER MARINE INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)

	September 30, 2022	September 30, 2021
Assets
Current assets:
Cash	$42,071	$62,606
Restricted cash	18,876	11,343
Accounts receivable, net	57,960	28,529
Inventories, net	372,959	143,880
Prepaid expenses and other current assets	75,024	34,580
Total current assets	566,890	280,938

Property and equipment, net	109,713	67,114
Operating lease right-of-use assets	123,955	89,141

Other assets:
Other assets	3,378	526
Deferred tax assets, net	8,433	29,110
Intangible assets, net	306,471	85,294
Goodwill	378,588	168,491
Total other assets	696,870	283,421
Total assets	$1,497,428	$720,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,306	$18,114
Other payables and accrued expenses	55,237	27,665
Customer deposits	65,460	46,610
Notes payable – floor plan	267,108	114,234
Current portion of operating lease liabilities	12,981	9,159
Current portion of long-term debt, net	21,642	11,366
Current portion of tax receivable agreement liability	2,363	482
Total current liabilities	452,097	227,630

Long-term Liabilities:
Other long-term liabilities	23,174	14,991
Tax receivable agreement liability	43,991	39,622
Noncurrent operating lease liabilities	112,127	80,464
Long-term debt, net	421,162	103,074
Total liabilities	1,052,551	465,781

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and September 30, 2021	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,211,621 shares issued and outstanding as of September 30, 2022 and 13,276,538 shares issued and outstanding as of September 30, 2021	142	133
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of September 30, 2022 and 1,819,112 shares issued and outstanding as of September 30, 2021	14	18
Additional paid-in capital	180,296	150,825
Retained earnings	204,880	74,952
Accumulated other comprehensive loss	(7)	-
Total stockholders’ equity attributable to OneWater Marine Inc.	385,325	225,928
Equity attributable to non-controlling interests	59,552	28,905
Total stockholders’ equity	444,877	254,833
Total liabilities and stockholders’ equity	$1,497,428	$720,614

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)

	For the Years Ended September 30,
	2022	2021	2020
Revenues:
New boat	$1,139,331	$872,680	$717,093
Pre-owned boat	294,832	216,416	205,650
Finance & insurance income	55,977	42,668	36,792
Service, parts & other	254,682	96,442	63,435
Total revenues	1,744,822	1,228,206	1,022,970

Cost of sales (exclusive of depreciation and amortization shown separately below):
New boat	834,026	661,764	585,720
Pre-owned boat	213,167	162,278	168,261
Service, parts & other	143,974	46,709	33,465
Total cost of sales	1,191,167	870,751	787,446

Selling, general and administrative expenses	302,113	199,049	143,575
Depreciation and amortization	15,605	5,411	3,249
Transaction costs	7,724	869	3,648
Change in fair value of contingent consideration	10,380	3,249	6,762
Income from operations	217,833	148,877	78,290

Other expense (income):
Interest expense – floor plan	4,647	2,566	8,861
Interest expense – other	13,201	4,344	8,828
Change in fair value of warrant liability	-	-	(771)
Loss on extinguishment of debt	356	-	6,559
Other expense (income), net	3,793	(248)	(24)
Total other expense (income), net	21,997	6,662	23,453
Income before income tax expense	195,836	142,215	54,837
Income tax expense	43,225	25,802	6,329
Net income	152,611	116,413	48,508
Less: Net income attributable to non-controlling interests	(2,998)	-	(350)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(18,669)	(37,354)	(30,733)
Net income attributable to OneWater Marine Inc.	$130,944	$79,059	$17,425

Earnings per share of Class A common stock – basic (1)	$9.44	$7.13	$2.79
Earnings per share of Class A common stock – diluted (1)	$9.13	$6.96	$2.77

Basic weighted-average shares of Class A common stock outstanding (1)	13,877	11,087	6,243
Diluted weighted-average shares of Class A common stock outstanding (1)	14,337	11,359	6,287

(1)
For the fiscal year ended September 30, 2020, represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from February 11, 2020 through September 30, 2020, the period following OneWater Marine Inc.’s initial public offering. See Note 1.

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	For the Years Ended September 30,
	2022	2021	2020
Net income	$152,611	$116,413	$48,508
Other comprehensive loss:
Foreign currency translation adjustment	(8)	-	-
Comprehensive income	152,603	116,413	48,508
Less: Net income attributable to non-controlling interests	(2,998)	-	(350)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(18,669)	(37,354)	(30,733)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	1	-	-
Comprehensive income attributable to One Water Marine Holdings, Inc.	$130,937	$79,059	$17,425

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
($ in thousands)

			Class A Common Stock		Class B Common Stock
	Redeemable Preferred Interest in Subsidiary	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Accumulated Other Comprehensive Loss	Total Stockholders’ and Members’ Equity
Balance at September 30, 2019	$86,018	$31,770	-	$-	-	$-	$-	$-	$6,199	$-	$37,969
Net (loss) income prior to the initial public offering	-	(1,394)	-	-	-	-	-	-	350	-	(1,044)
Distributions to members prior to the initial public offering	(1,310)	(310)	-	-	-	-	-	-	(732)	-	(1,042)
Accumulated unpaid preferred returns prior to the initial public offering	3,187	(3,187)	-	-	-	-	-	-	-	-	(3,187)
Accretion of redeemable preferred and issuance costs prior to the initial public offering	236	(236)	-	-	-	-	-	-	-	-	(236)
Equity-based compensation prior to the initial public offering	-	655	-	-	-	-	-	-	-	-	655
Effect of the initial public offering and related transactions	(88,131)	(27,298)	6,088	61	8,462	85	55,740	-	73,017	-	101,605
Effect of September Offering	-	-	3,979	40	(3,554)	(36)	50,465	-	(43,254)	-	7,215
Exchange of B shares for A shares	-	-	325	3	(325)	(3)	3,253		(3,253)	-	-
Distributions subsequent to the initial public offering	-	-	-	-	-	-	-	(668)	(14,021)	-	(14,689)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(5,069)	-	-	-	(5,069)
Equity-based compensation subsequent to the initial public offering	-	-	-	-	-	-	1,558	-	-	-	1,558
Net income subsequent to the initial public offering	-	-	-	-	-	-	-	17,425	32,127	-	49,552
Balance at September 30, 2020	-	-	10,392	104	4,583	46	105,947	16,757	50,433	-	173,287
Net income	-	-	-	-	-	-	-	79,059	37,354	-	116,413
Distributions to members	-	-	-	-	-	-	-	(1,160)	(8,813)	-	(9,973)
Dividends and distributions	-	-	-	-	-	-	-	(20,777)	(7,328)	-	(28,105)
Effect of September Offering, including underwriter exercise of option to purchase shares	-	-	387	4	(387)	(4)	4,146	-	(4,256)	-	(110)
Exchange of B shares for A shares	-	-	2,377	24	(2,377)	(24)	38,485	-	(38,485)	-	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	-	-	(4,186)	-	-	-	(4,186)
Shares issued upon vesting of equity-based awards, net of tax withholding	-	-	85	1	-	-	(803)	-	-	-	(802)
Shares issued in connection with a business combination	-	-	36	-	-	-	1,495	-	-	-	1,495
Adjustment to adopt Topic 842	-	-	-	-	-	-	-	1,073	-	-	1,073
Equity-based compensation	-	-	-	-	-	-	5,741	-	-	-	5,741
Balance at September 30, 2021	-	-	13,277	133	1,819	18	150,825	74,952	28,905	-	254,833
Net Income	-	-	-	-		-	-	130,944	21,667	-	152,611
Distributions to members	-	-	-	-		-	-	(784)	(3,497)	-	(4,281)
Exchange of B shares for A shares	-	-	389	4	(389)	(4)	6,833	-	(6,833)	-	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	-	-	-	-	-	-	(247)	-	-	-	(247)
Shares issued upon vesting of equity-based awards, net of tax withholding	-	-	169	1	-	-	(1,629)	-	-	-	(1,628)
Shares issued in connection with business combinations	-	-	387	4	-	-	14,623	-	-	-	14,627
Non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	19,311		19,311
Equity-based compensation	-	-	-	-	-	-	10,013	-	-	-	10,013
Repurchase and retirement of Class A common stock	-	-	(10)	-	-	-	(122)	(232)	-	-	(354)
Currency Translation Adjustment	-		-	-	-	-	-	-	(1)	(7)	(8)
Balance at September 30, 2022	$-	$-	14,212	$142	1,430	$14	$180,296	$204,880	$59,552	$(7)	$444,877

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Years Ended September 30,
	2022	2021	2020

Cash flows from operating activities
Net income	$152,611	$116,413	$48,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,296	5,411	3,249
Equity-based compensation	10,013	5,741	2,213
(Gain) loss on asset disposals	(135)	(94)	10
Change in fair value of warrant liability	-	-	(771)
Loss on extinguishment of debt	356	-	6,559
Non-cash interest expense	3,250	659	477
Deferred income tax provision	5,741	3,728	509
Change in fair value of contingent consideration	10,380	2,872	5,520
Loss on equity investments	1,228	-	-
(Increase) decrease in assets:
Accounts receivable	(3,711)	(9,531)	(3,185)
Inventories	(167,183)	25,289	127,214
Prepaid expenses and other current assets	(34,357)	(18,924)	(7,984)
Other assets	(1,940)	(173)	(5)
Increase (decrease) in liabilities:
Accounts payable	6,424	(26)	7,235
Other payables and accrued expenses	4,140	4,010	10,528
Tax receivable agreement liability	(67)	-	-
Customer deposits	4,401	24,048	12,400
Net cash provided by operating activities	7,447	159,423	212,477

Cash flows from investing activities
Purchases of property and equipment	(11,403)	(9,896)	(6,309)
Proceeds from disposal of property and equipment	345	233	1,637
Purchases of equity investments	(2,000)	-	-
Cash used for additions to intangible assets	(4,246)	-	-
Cash used in acquisitions	(459,540)	(107,467)	-
Net cash used in investing activities	(476,844)	(117,130)	(4,672)

Cash flows from financing activities
Net borrowings (payments) from floor plan	152,874	(23,497)	(101,342)
Proceeds from long-term debt	412,492	30,000	129,306
Payments on long-term debt	(88,033)	(8,878)	(121,800)
Payments of debt issuance costs	(9,095)	(701)	(3,910)
Payments of debt extinguishment costs	-	-	(4,207)
Payments of initial public offering costs	-	-	(5,646)
Payments of September Offering costs	-	(540)	-
Payments of contingent consideration	(371)	-	(1,456)
Distributions to redeemable preferred interest members and redemption of redeemable preferred interest	-	-	(90,503)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	-	-	59,234
Proceeds from issuance of Class A common stock sold in September Offering, net of underwriting discounts and commissions	-	-	8,075
Payments of tax withholdings for equity-based awards	(1,628)	(802)	-
Dividends and distributions	-	(27,070)	-
Distributions to members	(9,482)	(5,009)	(18,895)
Repurchase and retirement of Class A common stock	(354)	-	-
Net cash provided by (used in) financing activities	456,403	(36,497)	(151,144)

Effect of exchange rate changes on cash and restricted cash	(8)	-	-

Net change in cash	(13,002)	5,796	56,661
Cash and restricted cash at beginning of period	73,949	68,153	11,492
Cash and restricted cash at end of period	$60,947	$73,949	$68,153

Supplemental cash flow disclosures
Cash paid for interest	$14,598	$6,251	$17,212
Cash paid for income taxes	35,229	28,537	246

Noncash items
Acquisition purchase price funded by seller notes payable	$1,126	$2,056	$-
Acquisition purchase price funded by contingent consideration	15,321	9,200	-
Acquisition purchase price funded by issuance of Class A common stock	14,627	1,495	-
Accrued purchase consideration	-	1,889	-
Purchase of property and equipment funded by long-term debt	2,087	1,820	1,190
Dividends payable	-	1,035	-
Distributions payable	-	4,964	-
Offering costs, accrued not yet paid	-	-	430
Initial operating lease right-of-use-assets for adoption of Topic 842	-	71,823	-

OneWater Marine Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Description of Company and Basis of Presentation

Description of the Business

OneWater Marine Inc. (“OneWater Inc”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization on February 11, 2020 into a holding company structure for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Inc, the “Company”), OneWater Inc is the holding company and its sole material asset is the equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations (“OWAO”), and its wholly-owned subsidiaries.

The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of September 30, 2022, the Company operates a total of 96 retail locations, 12 distribution centers/warehouses and multiple online marketplaces in 19 states, several of which are in the top twenty states for marine retail expenditures.

Operating results are generally subject to seasonal variations. Demand for products is generally highest during the third and fourth quarters of the fiscal year and, accordingly, revenues are generally expected to be higher during these periods. General economic conditions and consumer spending patterns can negatively impact the Company’s operating results. Unfavorable local, regional, national, or global economic developments, global public health concerns, including the COVID-19 pandemic, or uncertainties could reduce consumer spending and adversely affect the Company’s business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which the Company operates, particularly in the Southeast, can have a major impact on the Company’s overall results of operations. Local influences such as corporate downsizing, inclement weather such as hurricanes and other storms, environmental conditions, and other events could adversely affect the Company’s operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on the Company’s business.

Sales of new boats from the Company’s top ten brands represent approximately 41.8%, 42.9% and 41.1% of total sales for the years ended September 30, 2022, 2021 and 2020, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc, including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 15.6%, 17.0% and 17.0% of our consolidated revenue for the years ended September 30, 2022, 2021 and 2020, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

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

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC, and through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which will reduce net income attributable to OneWater Inc’s Class A stockholders. As of September 30, 2022, OneWater Inc owned 90.9% of the economic interest of OneWater LLC.

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

All intercompany transactions have been eliminated in consolidation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the fiscal year ending on September 30.

COVID-19 Pandemic

The duration and related impact on the Company’s consolidated financial statements is currently uncertain, and it is possible that the pandemic, including the resurgence of COVID-19 in certain geographic areas or the emergence of variant strains of the virus, may negatively impact the Company’s future results of operations. The impact of COVID-19 on our suppliers and the recent increase in demand for marine retail products has led to industry-wide supply chain constraints. The Company is monitoring and assessing the situation and preparing for implications to the business, including the ability to safely operate its locations, access to inventory and customer demand.

2.	Summary of Significant Accounting Policies

Cash

 At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2022 and 2021, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.

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

Inventories

 Inventories are stated at the lower of cost or net realizable value. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value the Company considers the aging of the boats, historical sales of a brand and current market conditions. The cost of acquired, manufactured and assembled parts and accessories is determined using methods which vary by subsidiary and include both the average cost method and first-in, first-out (“FIFO”).

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

Property and Equipment

 Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the lease period or the estimated useful lives. The estimated useful lives of assets are as follows:

Years
Company vehicles	5
Buildings and improvements	10-39
Machinery and equipment	5-7
Office equipment	5-7

 Expenditures for major improvements that extend the useful life of assets are capitalized. Minor replacements, maintenance and repairs which do not extend the useful life of an asset are expensed as incurred.

 The carrying value of property and equipment and other long-term assets (other than goodwill and indefinite life intangible assets) is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. The Company would conclude that an asset may be impaired if the sum of such undiscounted expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. We did not record an impairment of our property and equipment in fiscal years 2022, 2021 or 2020.

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

 In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment. The Company elected a qualitative assessment for our September 30, 2022 and 2021 goodwill impairment testing and determined for both assessments as of September 30, 2022 and 2021, that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts, and as a result, no impairment for goodwill was required for the years then ended.

 Identifiable intangible assets consist of trade names, developed technologies, including design libraries, and customer relationships related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the Company, and therefore, are not subject to amortization. Developed technologies and customer relationships are amortized over their estimated useful lives of ten years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

 Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets. The Company elected qualitative assessments for our September 30, 2022 and 2021 identifiable intangible assets impairment testing and determined for both assessments as of September 30, 2022 and 2021, that it was more likely than not that the fair values of the Company’s identifiable intangible assets were greater than their carrying amounts, and as a result, no impairment for identifiable intangible assets was required for the years then ended.

Software Development and Cloud Computing Arrangement Implementation Costs

The Company capitalizes cost for software developed or obtained for internal use, including domain names and internally developed software, and amortizes them over their estimated useful life, which is generally three to five years. The Company begins to capitalize costs incurred for computer software during the application development stage, as long as it is probable that the project will be completed and the software will be used for its intended purpose. Capitalization ceases when a software project is substantially complete and ready for its intended use.

The Company capitalizes qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization ceases once the software is ready for its intended use. The capitalized CCA implementation cost is allocated between current and long term based on the expected amortization to be recognized within one year. There was no current balance as of September 30, 2022. The long-term balance of the CCA implementation costs was $1.7 million as of September 30, 2022 and is included in other assets on the accompanying consolidated balance sheets. There were no capitalized CCA implementation costs as of September 30, 2021.

Sales Tax

 The Company collects sales tax on all of the Company’s sales to nonexempt customers and remits the entire amount to the states that imposed the sales tax. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.

Revenue Recognition

 Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance or delivery. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits of the asset. We are the principal with respect to revenue from new, pre-owned and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.

 Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.7 million and $2.3 million as of September 30, 2022 and 2021, respectively.

Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general, and administrative expenses.

 Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended September 30, 2022, 2021 and 2020.

 Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the years ended September 30, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Beginning contract liability	$46,610	$17,280
Revenue recognized from contract liabilities included in the beginning balance	(43,777)	(16,873)
Increases due to business combinations and cash received, net of amounts recognized in revenue during the period	62,627	46,203
Ending contract liability	$65,460	$46,610

 The following table sets forth percentages on the timing of revenue recognition for the years ended September 30, 2022, 2021 and 2020:

	2022	2021	2020
Goods and services transferred at a point in time	94.4%	93.9%	95.5%
Goods and services transferred over time	5.6%	6.1%	4.5%
Total Revenue	100.0%	100.0%	100.0%

Advertising Costs

 We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 606, we net amounts received under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising costs for the years ended September 30, 2022, 2021 and 2020, were $13.4 million, $4.5 million and $5.4 million, which are net of related co-op assistance of $1.8 million, $0.7 million and $0.7 million, respectively.

Equity-Based Compensation

 Equity-based compensation plans are accounted for following the provisions of FASB Accounting Standards Codification 718, ‘‘Compensation — Stock Compensation’’ (‘‘ASC 718’’). Equity-based awards are designed to reward employees for their long-term contributions to the Company and to provide incentives for them to remain with the Company. Valuation models and the quoted market price of our common stock are used to value all equity-based compensation. Compensation for awards is measured at fair value on the grant date based on the number of shares expected to vest. The Company recognizes compensation cost for all awards on a graded basis over the requisite service period of the award.

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

Loan costs

 The Company accounts for its loan costs in accordance with FASB Accounting Standards Update (“ASU”) No. 2015-03, ‘‘Interest-Imputation Subtopic (835-30): Simplifying the Presentation of Debt Issuance Costs’’, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction of the carrying amount of that debt liability.

 Loan costs are amortized to interest expense on a straight-line basis over the life of the loan, which approximates the effective interest method.

Use of Estimates

 The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, those relating to inventory mark downs, certain assumptions related to intangible and long-lived assets and valuation of contingent consideration.

Segment Information

 Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, Inc., and Star Brite Europe, Inc (collectively “Ocean Bio-Chem”), which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Dealerships and Distribution. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. The Distribution segment engages in the manufacturing, assembly and distribution primarily of marine related products to distributors, big box retailers and online retailers through a network of warehouse and distribution centers. Each reporting segment has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The change in reportable segments had no impact on the Company’s previously reported historical consolidated financial statements.

3.	Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods. The Company adopted the new guidance as of October 1, 2021. The adoption of the guidance did not have an impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is effective upon issuance and expires on December 31, 2022. The Company has assessed the transactions involving LIBOR and has transitioned away from LIBOR as part of our agreements.

Standards Issued But Not Yet Adopted

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

Other than as noted above, there are no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

4.	Acquisitions

In the years ended September 30, 2022 and 2021, the Company completed acquisitions of multiple businesses in the United States. No acquisitions were completed during the year ended September 30, 2020. The results of operations of acquisitions are included in the accompanying consolidated financial statements from the acquisition date. The purchase price of acquisitions was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on the information currently available. Any changes to the value of identifiable intangible assets will be reclassified from goodwill upon the completion of the valuations.

Fiscal Year 2022

For the year ended September 30, 2022, the Company completed the following transactions:

•	On October 1, 2021, Naples Boat Mart, a retail marine dealership with one location in Florida
•
On November 30, 2021, T-H Marine Supplies, LLC (“T-H Marine”), a leading provider of branded marine parts and accessories for original equipment manufacturers (“OEMs”) and the aftermarket, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas

•	On December 1, 2021, Norfolk Marine Company, a retail marine dealership with one location in Virginia
•
On December 31, 2021, a majority interest in Quality Boats, a retail marine dealership with three locations in Florida. The sellers retained a 20%  economic interest in Quality Boats. The Company has the exclusive right, but not obligation, to acquire the remaining 20% interest at any time before January 1, 2027.

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
•
On August 9, 2022, Ocean Bio-Chem, a leading supplier and distributor of appearance, cleaning, and maintenance products for the marine industry and the automotive, powersports, recreational vehicles, and outdoor power equipment markets with locations in Alabama and Florida.

Consideration paid for the consummated acquisitions was $490.6 million with $459.5 million paid at closing (net of cash acquired), $1.1 million financed through a note payable to the sellers bearing interest at a rate of 4.0% per year, estimated payments of $15.3 million in contingent consideration and the remaining $14.6 million with the issuance of shares of Class A common stock. The notes are payable in one lump sum on December 1, 2024, with interest payments due quarterly. The estimated payments of contingent consideration are part of multiple earnouts varying from the achievement of certain post-acquisition increases in adjusted EBITDA to the generation of acquisition leads for the Company. The acquisition contingent consideration was developed using weighted average projections based on the Company’s historical experience, current forecasts for the industry and current expectations of the ability to generate viable acquisition leads. The minimum payout on acquisition contingent consideration is $5.9 million and the maximum payout is $24.7 million.

The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Fiscal year 2022 Acquisitions:

Summary of Assets Acquired and Liabilities Assumed

($ in thousands)	T-H Marine	Quality Boats	Denison Yachting	Ocean Bio-Chem	Other Acquisitions	Total Acquisitions
Accounts receivable	$8,955	$-	$654	$14,989	$1,123	$25,721
Inventories	19,856	5,937	1,981	24,362	9,618	61,754
Prepaid expenses	1,547	47	2,053	1,431	338	5,416
Property and equipment	3,896	803	293	32,037	1,227	38,256
Deposits	-	-	126	-	13	139
Operating lease right-of-use assets	5,960	11,877	1,221	762	7,375	27,195
Identifiable intangible assets	105,500	31,700	16,600	59,300	11,332	224,432
Goodwill	51,694	78,682	29,144	35,270	15,307	210,097
Accounts payable	(3,876)	-	(80)	(3,654)	(471)	(8,081)
Accrued expenses	(1,697)	-	(252)	(1,817)	(553)	(4,319)
Customer deposits	(394)	(5,047)	(5,524)	(176)	(3,307)	(14,448)
Deferred tax liabilities	-	-	-	(20,141)	(751)	(20,892)
Long-term debt	-	-	-	(8,150)	-	(8,150)
Operating lease liabilities	(5,960)	(11,877)	(1,221)	(762)	(7,375)	(27,195)
Aggregate acquisition date fair value	$185,481	$112,122	$44,995	$133,451	$33,876	$509,925

Consideration transferred	185,481	92,811	44,995	135,281	33,876	492,444
Cash acquired	-	-	-	(1,829)	-	(1,829)
Fair value of non-controlling interests	-	19,311	-	-	-	19,311
Aggregate acquisition date fair values	$185,481	$112,122	$44,995	$133,451	$33,876	$509,925

The fair value of the non-controlling interest of Quality Boats as of the acquisition date was estimated using the discounted cash flow method and market multiple method. Significant inputs to the discounted cash flows included estimated future revenues and discount rates. Significant inputs to the market multiple method include the peer public company group and the financial performance of reporting units related to the peer public company group.

The fair values of the developed technology and trade name intangible assets as of the acquisition date were determined using the relief from royalty model. The fair values of the customer relationship intangible assets as of the acquisition date were determined using the discounted cash flow method.

The acquisitions of Denison Yachting, Ocean Bio-Chem., and Star Brite Europe, Inc. are preliminary. The valuation of the identifiable intangible assets for Ocean Bio-Chem. and Star Brite Europe, Inc. are preliminary pending receipt of final valuation analyses. The valuation of tangible assets and assumed liabilities are preliminary for Denison Yachting, Ocean Bio-Chem., and Star Brite Europe, Inc. as the acquisitions are subject to certain customary closing and post-closing adjustments.

Included in our results for the year ended September 30, 2022, the acquisitions contributed $275.3 million to our consolidated revenue and $41.1 million to our income before income tax expense. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, and valuation fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $7.5 million for the year ended September 30, 2022.

Fiscal Year 2021

For the year ended September 30, 2021, the Company completed the following transactions:

•	On December 1, 2020, Tom George Yacht Group a retail marine dealership with two locations in Florida
•	December 31, 2020, Walker Marine Group a retail marine dealership with five locations in Florida.
•	On December 31, 2020, Rosioli Yachting Center, a full-service marina and yachting facility, with one location in Florida
•	On August 1, 2021, Stone Harbor Marina a retail marine dealership with one location in New Jersey
•	On September 1, 2021, PartsVu, an online marketplace for OEM marine parts, electronics and accessories with a warehouse in Florida

Consideration paid for the consummated acquisitions was $122.1 million with $107.5 million paid at closing (net of cash acquired), $2.1 million financed through a note payable to the sellers, estimated payments of $9.2 million in contingent consideration, $1.9 million in accrued purchase consideration and the remaining $1.5 million with the issuance of shares of Class A common stock. The estimated payments of contingent consideration are part of multiple earnouts subject to the achievement of certain post-acquisition increases in adjusted EBITDA. The acquisition contingent consideration was developed using weighted average projections based on the Company’s historical experience with acquisitions as well as current forecasts for the industry. The minimum payout on acquisition contingent consideration is $0.2 million and the maximum payout is unlimited.

The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Fiscal year 2021 Acquisitions:

($ in thousands)	Walker Marine Group	Roscioli Yachting Center	Other Acquisitions	Total Acquisitions
Accounts receivable	$129	$-	$390	$519
Inventories	8,481	87	10,476	19,044
Prepaid expenses	39	1	180	220
Property and equipment	503	41,300	700	42,503
Identifiable intangible assets	8,520	1,530	13,940	23,990
Goodwill	26,927	2,993	25,512	55,432
Accounts payable	(213)	(180)	-	(393)
Accrued expenses	-	(185)	(47)	(232)
Customer deposits	(3,033)	-	(2,248)	(5,281)
Notes payable – floor plan	(7,563)	-	(6,134)	(13,697)
Aggregate acquisition date fair value	$33,790	$45,546	$42,769	$122,105

Consideration transferred	33,790	45,546	42,769	122,105
Aggregate acquisition date fair values	$33,790	$45,546	$42,769	$122,105

 The 2022 and 2021 acquisitions have resulted in the recording of goodwill that is expected to be deductible for tax purposes of $144.0 million and $55.4 million for the years ended September 30, 2022 and 2021, respectively.

The following unaudited pro forma results of operations for the years ended September 30, 2022, 2021 and 2020 assumes that all acquisitions were completed on October 1, 2019.

($ in thousands)	2022	2021	2020
Pro forma revenues	$1,885,896	$1,755,678	$1,514,417
Pro forma net income	$161,902	$165,198	$80,866

5.	Accounts Receivable

Accounts receivable primarily consists of trade accounts receivable, contracts in transit and manufacturer receivables. Trade receivables include amounts due from customers on the sale of boats, parts, service, and storage. Contracts in transit represent anticipated funding from the loan agreement customers execute at the dealership when they purchase their new or pre-owned boat. These finance contracts are typically funded within 30 days. Amounts due from manufacturers represent receivables for various manufacturer incentive programs and parts and service work performed pursuant to the manufacturers’ warranties.

The allowance for credit losses is estimated based on past collection experience, current conditions and reasonable and supportable forecasts. The annual activity for charges and subsequent recoveries is immaterial.

Accounts receivable consisted of the following:

($ in thousands)	September 30, 2022	September 30, 2021
Trade accounts receivable	$37,359	$6,083
Contracts in transit	14,543	16,666
Manufacturer receivable	7,224	5,887
Total accounts receivable	59,126	28,636
Less – allowance for credit losses	(1,166)	(107)
Total accounts receivable, net	$57,960	$28,529

6.	Inventories

 Inventories consisted of the following at:

($ in thousands)	September 30, 2022	September 30, 2021
New vessels	$243,090	$105,625
Pre-owned vessels	51,607	22,906
Parts and accessories, work in process, net	78,262	15,349
Total inventories, net	$372,959	$143,880

7.	Property and Equipment

 Property and equipment, net consisted of the following:

($ in thousands)	September 30, 2022	September 30, 2021
Land	$17,668	$16,027
Buildings and improvements	42,957	21,379
Leasehold improvements	19,738	14,157
Machinery and equipment	22,418	8,868
Office equipment	12,129	8,540
Company vehicles	12,902	8,107
Construction in progress	4,020	3,767
Total property and equipment	131,832	80,845
Less accumulated depreciation	(22,119)	(13,731)
Total property and equipment, net	$109,713	$67,114

 For the years ended September 30, 2022, 2021 and 2020, depreciation expense totaled $8.8 million, $5.4 million and $3.2 million, respectively.

8.	Goodwill and Intangible Assets

 Our acquisitions have resulted in the recording of goodwill and other identifiable intangible assets. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of internally developed software, domain names and other identifiable intangible assets such as, trade names, developed technologies, including design libraries, and customer relationships related to the acquisitions the Company has completed. The changes in goodwill and intangible assets are as follows:

($ in thousands)	Goodwill	Trade Names	Developed technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2020	$113,059	$61,304	$-	$-	$-	$-	$61,304
Acquisitions during the year ended September 30, 2021	55,432	23,990	-	-	-	-	23,990
Net balance as of September 30, 2021	168,491	85,294	-	-	-	-	85,294
Acquisitions during the year ended September 30, 2022	210,097	101,485	15,457	107,490	2,074	2,301	228,807
Accumulated amortization for the year ended September 30, 2022	-	-	(1,183)	(6,260)	(104)	(83)	(7,630)
Net balance as of September 30, 2022	$378,588	186,779	$14,274	$101,230	$1,970	$2,218	$306,471

Amortization expense was $7.6 million for the year ended September 30, 2022 and is recorded in depreciation and amortization expense in the consolidated statements of operations. No amortization expense was recorded for the years ended September 30, 2021 and 2020. For acquisitions during the year ended September 30, 2022, the weighted average useful lives of developed technologies and customer relationships are 10 years and domain names and internally developed software are 5 years.

The following table summarizes the expected amortization expense for the fiscal years 2023 through 2027 and thereafter ($ in thousands):

2023	$13,170
2024	13,170
2025	13,170
2026	13,170
2027	12,951
Thereafter	54,061
$119,692

As of September 30, 2022, the carrying value of goodwill totaled approximately $378.6 million, of which $280.0 million was related to our Dealerships reporting segment and $98.6 million was related to our Distribution reporting segment.

See Note 2 for more information about our annual impairment tests of goodwill and identifiable intangible assets.

9.	Other Payables and Accrued Expenses

 Other payables and accrued expenses consisted of the following:

($ in thousands)	September 30, 2022	September 30, 2021
Payroll accrual	$20,273	$17,699
Sales tax payable	4,456	4,251
Other payables and accrued expenses	12,467	5,194
Acquisition contingent consideration	15,897	344
Accrued interest	2,144	177
Total other payables and accrued expenses	$55,237	$27,665

10.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On December 29, 2021, the Company and certain of its subsidiaries entered into the Seventh Amended and Restated Inventory Financing Agreement (as amended, the “Inventory Financing Facility) with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available to $500.0 million. The Inventory Financing Facility expires on December 1, 2023. The outstanding balance of the facility was $267.1 million and $114.2 million, as of September 30, 2022 and 2021, respectively.

Effective October 1, 2021, interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats in calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of September 30, 2022 the interest rate on the Inventory Financing Facility ranged from 5.33% to 7.58% for new inventory and 5.58% to 7.83% for pre-owned inventory. As of September 30, 2021 the interest rate on the Inventory Financing Facility was calculated under the legacy London Inter-Bank Offering Rate and ranged from 3.08% to 5.33% for new inventory and 3.33% to 5.58% for pre-owned inventory. Borrowing capacity available at September 30, 2022 and September 30, 2021 was $232.9 million and $278.3 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at September 30, 2022.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.

11.	Long-term Debt and Line of Credit

On August 9, 2022, the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”) with Truist Bank. The A&R Credit Facility provides for a $65.0 million revolving credit facility (the “A&R Revolving Facility”) that may be used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit) and a $445.0 million term loan (the “A&R Term Loan”). Subject to certain conditions, the available amount under the revolving credit facility and term loans may be increased by $125.0 million in the aggregate. The A&R Credit Facility bears interest at a rate that is equal to Term SOFR plus an applicable margin ranging from 1.75% to 2.75% based on certain consolidated leverage ratio measures. The A&R Revolving Facility matures on August 9, 2027. The A&R Term Loan is repayable in installments beginning December 31, 2022, with the remainder due on August 9, 2027.

The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at September 30, 2022.

On November 30, 2021, the Company and certain of its subsidiaries entered into Incremental Amendment No. 2 (the “Second Amendment”) to the Credit Facility (as defined below) with Truist Bank. The Second Amendment amends the Credit Facility to, among other things, provide for an incremental term loan (the “Incremental Term Loan”) in an aggregate principal amount equal to $200.0 million which will be added to, and constitute part of, the existing $110.0 million term loan and will be on the same terms applicable to the existing term loan under the Credit Facility. Additionally, the Second Amendment further provides a $20.0 million increase in the revolving commitment, which will be added to, and constitute part of, the existing $30.0 revolving commitment.

On February 2, 2021, the Company entered into Incremental Amendment No. 1 (the “First Amendment”) to Amend the Credit Facility (as defined below), to among other things, provide for an incremental term loan in an aggregate principal amount equal to $30.0 million, which will be added to, and constitute a part of, the existing $80.0 million term loan. The First Amendment was on the same terms applicable to the existing term loan.

On July 22, 2020, the Company entered into a Credit Agreement (the “Credit Facility”), with Truist Bank. The Credit Facility provides for a $30.0 million revolving credit facility that may be used for revolving credit loans (including up to $5.0 million in swingline loans) and up to $5.0 million in letters of credit from time to time, and a $80.0 million term loan. Subject to certain conditions, the available amount under the revolving credit facility and the term loans may be increased by $50.0 million in the aggregate. The Credit Facility bears interest at a rate that is equal to LIBOR for such interest period plus an applicable margin of up to 3.00%, subject to step-downs to be determined based on the consolidated leverage ratio. The revolving credit facility is subject to an unused line fee of up to 0.40%, subject to step-downs to be determined based on the consolidated leverage ratio.

Long-term debt consisted of the following at:

($ in thousands)	September 30, 2022	September 30, 2021
Term note payable to Truist Bank, secured and bearing interest at 5.31% at September 30, 2022 and 2.75% at September 30, 2021. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on August 9, 2027	$445,000	$105,875
Revolving note payable for an amount up to $65.0 million to Truist Bank	-	-
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.9% per annum. The notes require monthly installment payments of principal and interest ranging from $100 to $5,600 through October 2028	4,173	3,248
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	2,056
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024.	1,126	-
Note payable to Central Marine Services, Inc., unsecured and bearing interest at 5.5% per annum. The note was repaid in full on February 1, 2022.	-	2,164
Note payable to Ocean Blue Yacht Sales, unsecured and bearing interest at 5.0% per annum. The note was repaid in full on February 1, 2022.	-	1,920
Note payable to Slalom Shop, LLC, unsecured and bearing interest at 5.0% per annum. The note was repaid in full on December 1, 2021.	-	1,271
Total debt outstanding	452,355	116,534
Less current portion (net of current debt issuance costs)	(21,642)	(11,366)
Less unamortized portion of debt issuance costs	(9,551)	(2,094)
Long-term debt, net of current portion and unamortized debt issuance costs	$421,162	$103,074

Principal repayment requirements of long-term debt at September 30, 2022 are as follows (in thousands):

Year ending September 30,
2023	$23,671
2024	25,506
2025	35,433
2026	45,014
2027	322,731
Total principal payments	$452,355

Debt issuance costs are amortized on a straight-line basis over the life of the loan, which approximates the effective interest method. During the fiscal year ended 2022 and 2021, the Company capitalized loan costs of $9.1 million and $0.7 million, respectively, and had accumulated amortization of $1.9 million and $0.8 million as of September 30, 2022 and 2021, respectively. In connection with entering into the A&R Credit Facility, the Company wrote off unamortized debt issuance cost of $0.4 million which was included in loss on extinguishment of debt in the Consolidated Statements of Operations for the year ended September 30, 2022. In connection with the prepayment of the Term and Revolver Credit Facility with Goldman Sachs Specialty Lending Group, L.P., the Company wrote off unamortized debt issuance costs of $2.4 million which was included in loss on extinguishment of debt in the Consolidated Statement of Operations for the year ended September 30, 2020. Amortization for the years ended September 30, 2022, 2021 and 2020 amounted to $1.3 million, $0.7 million and $0.4 million, respectively, and is included in interest expense.

As of September 30, 2022, the Company had $0.4 million in letters of credit outstanding under the A&R Revolving Facility.

12.	Stockholders’ Equity

Equity-Based Compensation

We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,564,156. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

2022 Awards
During the fiscal year ended September 30, 2022, the Board approved the grant of 121,470 time-based restricted stock units. Of this amount, 14,186 restricted stock units fully vested on September 30, 2022, 12,000 restricted stock units fully vest on April 20, 2023 and the remaining 95,284 restricted stock units vest in three equal annual installments commencing on September 30, 2022.

During the fiscal year ended September 30, 2022, the Board approved the grant of 52,227 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock to the Company. As of September 30, 2022, the Company fully achieved the performance targets at 200% for the 2022 awards.

Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the three-year vesting period. The Company recognized $9.8 million, $5.7 million and $1.6 million of compensation expense for the fiscal years ended September 30, 2022, 2021 and 2020, respectively, which includes $5.4 million, $2.6 million, and $0.5 million of compensation expense for the fiscal years ended September 30, 2022, 2021 and 2020, respectively, for performance share units.

The following table further summarizes activity related to restricted stock units for the years ended September 30, 2022 and 2021:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2020	301,643	$15.78
Awarded	348,927	27.37
Vested	(105,476)	18.47
Forfeited	-	-
Unvested at September 30, 2021	545,094	22.68
Awarded	225,924	40.01
Vested	(211,225)	27.10
Forfeited	-	-
Unvested at September 30, 2022	559,793	$28.01

As of September 30, 2022, the total unrecognized compensation expense related to outstanding equity awards was $6.3 million, which the Company expects to recognize over a weighted-average period of 1.3 years.

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

The following table sets forth the calculation of earnings per share for the years ended September 30, 2022, 2021, and 2020 (in thousands, except per share data):

Earnings per share:	2022	2021	2020
Numerator:
Net income attributable to OneWater Inc	$130,944	$79,059	$17,425

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	13,877	11,087	6,243
Effect of dilutive securities:
Restricted stock units	457	272	44
Employee Stock Purchase Plan	3	-	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net income per share	14,337	11,359	6,287

Earnings per share of Class A common stock – basic	$9.44	$7.13	$2.79
Earnings per share of Class A common stock – diluted	$9.13	$6.96	$2.77

On March 30, 2022, the Board approved an up to $50 million share repurchase program. During the year ended September 30, 2022, the Company repurchased and retired 10,134 shares of Class A common stock under the repurchase program for a purchase price of approximately $0.4 million. As of September 30, 2022, approximately $49.6 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Year Ended September 30, 2022	Year Ended September 30, 2021	Year Ended September 30, 2020
Class B common stock	1,527	3,931	8,324
Restricted stock units	219	232	220
	1,746	4,163	8,544

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

The first offering period began on July 1, 2022 and the Company recorded equity-based compensation of $0.2 million during the year ended September 30, 2022. As of September 30, 2022, we had current liabilities of $0.5 million for future purchases of shares under the ESPP. No purchases have been made under the ESPP as of September 30, 2022.

We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility in our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the fiscal year ended September 30, 2022:

2022
Dividend yield	0.0%
Risk-free interest rate	2.5%
Volatility	57.4%
Expected life	Six months

Distributions

During the fiscal years ended September 30, 2022, 2021 and 2020, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

Dividends

Dividends paid to holders of Class A common stock, distributions paid to OneWater Unit Holders and dividends payable to restricted stock unit holders are referred to herein collectively as “dividends”. Dividends declared are reported as a reduction of retained earnings. Dividends paid to OneWater Unit Holders are recorded as a reduction in non-controlling interest. On June 17, 2021, the Board declared a special cash dividend of $1.80 per share. The cash dividend of approximately $27.1 million was paid on July 19, 2021 to holders of Class A common stock and OneWater Unit Holders. Additionally, a $1.0 million cash dividend for restricted stock unit holders was accrued for payment to holders upon future vesting of restricted stock unit awards outstanding on the date the dividend was declared. During the year ended September 30, 2022, $0.2 million of the previously accrued balance was paid to restricted stock unit holders. The remaining $0.8 million is recorded in other payables and accrued expenses in the consolidated balance sheet as of September 30, 2022.

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

As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the holders of OneWater LLC Units (the “OneWater Unit Holders”). OneWater Unit Holders may exchange their LLC Units, together with an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common Stock of OneWater Inc on a one-for-one basis or, at OneWater LLC’s election, cash. Changes in ownership interest in OneWater LLC, while OneWater Inc retains its controlling interest, will be accounted for as equity transactions. Future direct exchanges of OneWater LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of September 30, 2022, OneWater Inc owned 90.9% of the economic interest of OneWater LLC with the OneWater Unit Holders owning the remaining 9.1%.

As discussed in Note 4, the Company acquired an 80% economic interest in Quality Boats during the year ended September 30, 2022. The Company has the exclusive right, but not obligation, to acquire the remaining 20% economic interest at any time before January 1, 2027. As of September 30, 2022, the Company has not exercised the right and maintains control of 80% of the economic interest of Quality Boats.

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

The Company offers a 401(k) retirement plan to its full-time employees over the age of 21. The Company currently makes discretionary matching contributions of 50.0% for the first 4.0% of employee salary deferrals. The Company made discretionary contributions of $2.2 million, $1.5 million and $0.8 million for the years ended September 30, 2022, 2021 and 2020, respectively.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Consolidated Balance Sheets as of September 30,

	2022
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Investment in Equity Securities	$772	$-	$-	$772
Liabilities:
Contingent Consideration	-	-	37,402	37,402

	2021
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Contingent Consideration	$-	$-	$12,072	$12,072

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2022, and 2021.

We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in other expense (income), net, in the Consolidated Statements of Operations. The fair value of equity investments is measured using quoted prices in its active markets. The investment in equity securities balance is recorded in other assets in the Consolidated Balance Sheets and consists of a $0.8 million investment in Forza X1, Inc.

The portion of unrealized losses recognized related to equity securities still held as of September 30 consists of the following:

($ in thousands)	Year Ended September 30, 2022
Net losses recognized during the period on equity securities	$1,228
Less: net losses recognized during the period on equity securities sold during the period	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$1,228

There were no unrealized losses (gains) recognized during the years ended September 30, 2021 and 2020.

 We estimate the fair value of contingent consideration using a probability-weighted discounted cash flow model based on forecasted future earnings or forecasted probabilities of producing acquisition leads. The acquisition contingent consideration liability has been accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The contingent consideration balance is recorded in other payables and accrued expenses and other long-term liabilities in the Consolidated Balance Sheets. Changes in fair value and net present value of contingent consideration are included in change in fair value of contingent consideration in the Consolidated Statements of Operations. The fair value of contingent consideration is reassessed on a quarterly basis.

The following table sets forth the changes in fair value of our contingent consideration for the fiscal years ended September 30, 2022 and 2021:

($ in thousands)	Contingent Consideration
Balance as of September 30, 2020	$5,520
Additions from acquisitions	9,200
Settlement of contingent consideration	(5,897)
Change in fair value, including accretion	3,249
Balance as of September 30, 2021	12,072
Additions from acquisitions	15,321
Settlement of contingent consideration	(371)
Change in fair value, including accretion	10,380
Balance as of September 30, 2022	$37,402

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

The components of income tax expense are:

($ in thousands)	Year Ended September 30, 2022	Year Ended September 30, 2021	Year Ended September 30, 2020
Current:
Federal	$31,986	$18,966	$4,384
State	5,492	3,108	1,436
Foreign	6	-	-
	37,484	22,074	5,820
Deferred:
Federal	5,376	3,341	395
State	365	387	114
Foreign	-	-	-
	5,741	3,728	509
Income tax expense	$43,225	$25,802	$6,329

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended September 30,
	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
Income attributable to non-controlling interests and nontaxable income	(2.3)	(5.5)	(12.4)
State income taxes, net of federal benefit	2.9	2.4	2.3
Other	0.4	0.8	0.6
Effective income tax rate	22.0%	18.7%	11.5%

Details of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	September 30, 2022	September 30, 2021
Deferred tax assets:
Investment in partnerships	$-	$19,293
Tax receivable agreement	11,609	9,817
Other	3	-
Total	11,612	29,110
Valuation allowance	-	-
Total deferred tax assets	11,612	29,110

Deferred tax liabilities:
Investment in partnerships	$2,410	$-
Fixed assets	66	-
Intangibles	703	-
Total deferred tax liabilities	3,179	-
Deferred tax assets, net	$8,433	$29,110

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

As of September 30, 2022 and 2021, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2020. In November 2022, the Company received notification that the IRS intends to commence an audit of the federal income tax return of OneWater LLC’s partnership for the tax year ended December 31, 2020. Audit outcomes and the timing of settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of September 30, 2022 and 2021, our liability under the Tax Receivable Agreement was $46.4 million and $40.1 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our ability to make payments under the Tax Receivable Agreement. We have determined it is more-likely-than-not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or Call Right (each as defined in the OneWater LLC Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statements of operations.

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

Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten or more years. The exercise of the lease renewal option is typically at our sole discretion. If it is reasonably certain that we will exercise the option to renew, the period covered by the options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases include the option to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised. As of September 30, 2022, our weighted-average lease term on operating leases was 9.9 years.

Certain of our lease agreements include rental payments based on percentage of retail sales over contractual levels and others include rental payments adjusted periodically based on index rates. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When available, the implicit rate is utilized to discount lease payments to present value; however, none of our leases provide a readily determinable implicit rate, therefore we use our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. As of September 30, 2022, our weighted average discount rate on operating leases was 4.8%.

We adopted Topic 842 effective October 1, 2020. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 840. The Company recorded rent expense of $12.4 million during the year ended September 30, 2020.

The following table provides certain information related to lease costs for operating leases:

($ in thousands)	For the Year Ended September 30, 2022	For the Year Ended September 30, 2021
Operating lease cost	$18,092	$12,059
Short-term and variable lease cost	4,466	3,002
	$22,558	$15,061

The following table presents supplemental cash flow information for leases:

($ in thousands)	For the Year Ended September 30, 2022	For the Year Ended September 30, 2021
Supplemental Cash Flow:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$17,436	$11,905
Right-of-use assets obtained in exchange for new operating lease liabilities	$48,310	$25,555

The following table provides the maturities of our operating lease liabilities as of September 30, 2022:

($ in thousands)	Operating Leases
Year ending September 30,
2023	$18,746
2024	17,984
2025	17,287
2026	15,905
2027	14,489
Thereafter	74,498
Total minimum lease payments	158,909
Less:
Present value adjustment	(33,801)
Operating lease liabilities	$125,108

19.	Related Party Transactions

In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with common members of the Company. For the years ended September 30, 2022, 2021 and 2020, $84.2 million, $78.4 million and $60.8 million, respectively, in total purchases were incurred under these arrangements.

In accordance with agreements approved by the Board, certain entities affiliated with common members of the Company receive fees for rent of commercial property. For the years ended September 30, 2022, 2021 and 2020, $2.8 million, $2.3 million and $2.2 million, respectively, in total expenses were incurred under these arrangements.

In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with common members of the Company for goods and services. For the years ended September 30, 2022, 2021 and 2020, $6.3 million, $1.9 million and $4.1 million, respectively, were recorded under these arrangements.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with common members of the Company for goods and services. For the years ended September 30, 2022, 2021 and 2020, $0.2 million, $0.2 million and $0.5 million, respectively, were recorded under these arrangements.

In connection with transactions noted above, the Company was due $2.0 million and $0.1 million, respectively, as recorded within accounts receivable as of both September 30, 2022 and 2021. Additionally, the Company owed $0.2 million  and $1.0 million as recorded within accounts payable at September 30, 2022 and 2021, respectively.

20.	Segment Information

Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed managements reporting structure and operating activities. We now report our operations through two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.

Reportable segment financial information for the year ended September 30, 2022 are as follows:

	As of and for the Year Ended September 30, 2022
($ in thousands)	Dealerships	Distribution	Total
Revenue	$1,608,972	$135,850	$1,744,822
Income from Operations	211,401	6,432	217,833

Depreciation and amortization	7,628	8,668	16,296
Transaction costs	5,347	2,377	7,724
Change in fair value of contingent consideration	10,189	191	10,380

Total assets	1,078,457	418,971	1,497,428

21.	Subsequent events

Management evaluated events occurring subsequent to September 30, 2022 and other than as noted below determined that no material recognizable subsequent events occurred.

On October 1, 2022, the Company completed the acquisition of Taylor Marine Centers pursuant to the terms of the purchase agreement. The aggregate consideration is subject to customary post-closing adjustments and is not individually significant.

On December 1, 2022, the Company completed the acquisition of Harbor View Marine pursuant to the terms of the purchase agreement. The aggregate consideration is subject to customary post-closing adjustments and is not individually significant.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2022, the Company’s internal control over financial reporting was effective. Management has excluded T-H Marine, Denison Yachting and Ocean Bio-Chem from its assessment of internal control over financial reporting as of September 30, 2022 because these companies were acquired on November 30, 2021, April 1, 2022 and August 9, 2022, respectively, and there was not sufficient time to assess the design and effectiveness of their internal control over financial reporting prior to the conclusion of management’s evaluation. T-H Marine and Ocean Bio-Chem represented approximately 28% and 7% of total assets and revenues, respectively, as of and for the year ended September 30, 2022. Denison Yachting was immaterial to the consolidated financial statements as of and for the year ended September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

OneWater Marine Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2022, and our report dated December 15, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of T-H Marine Supplies, LLC, Denison Yachting, LLC and Ocean Bio-Chem, Inc., three wholly-owned subsidiaries. T-H Marine Supplies, LLC and Ocean Bio-Chem, Inc. represented approximately 28% and 7% of total assets and revenues, respectively, as of and for the year ended September 30, 2022. Denison Yachting, LLC was immaterial to the consolidated financial statements as of and for the year ended September 30, 2022. As indicated in Management’s Report, T-H Marine Supplies, LLC, Denison Yachting, LLC, and Ocean Bio-Chem, Inc. were acquired during fiscal year 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of T-H Marine Supplies, LLC, Denison Yachting, LLC and Ocean Bio-Chem, Inc.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia
December 15, 2022

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

2.3¥
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

4.1
Description of OneWater Marine Inc.’s Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 3, 2020).

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

10.11†
Indemnification Agreement, dated as of February 28, 2022, by and between the Company and Greg A. Shell, Sr (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on May 10, 2022).

*10.12†	Indemnification Agreement, dated effective as of August 12, 2022, by and between the Company and J. Steven Roy.
10.13
Tax Receivable Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the TRA Holders and the Agents named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

10.14
Fourth Amended and Restated Limited Liability Company Agreement of One Water Marine Holdings, LLC, dated as of February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).

Exhibit Number	Description
10.15#¥
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

10.21
Fourth Amended and Restated Guaranty, dated December 29, 2021, entered into by Philip Austin Singleton, Jr., for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.3 to the amendment to Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on January 4, 2022).

10.22
Fourth Amended and Restated Guaranty, dated December 29, 2021, entered into by Anthony Aisquith, for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.2 to the amendment to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on January 4, 2022).

10.23
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
10.25
Consignment Agreement, dated as of June 1, 2019, by and between Bosuns Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.15 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.26
Consignment Agreement, dated as of June 1, 2019, by and between Midwest Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.16 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.27
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

10.29†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.30†
Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

10.31¥
Amended and Restated Credit Agreement, dated as of July 22, 2020, and as amended and restated on August 9, 2022, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, Truist Bank, Truist Securities, Inc., Keybank National Association, Synovus Bank, Hancock Whitney Bank, Pinnacle Bank and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on August 9, 2022).

10.32
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

10.33
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

10.34
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

Exhibit Number	Description
10.35
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

10.36
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

10.37¥
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

*10.38
First Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of February 24, 2022, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto.

*10.39
Second Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of April 1, 2022, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto.

*10.40¥
Third Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of August 9, 2022, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto.

10.41†
OneWater Marine Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, File No. 001-39213, filed with the U.S. Securities and Exchange Commission on January 13, 2021).

10.42
Waiver Letter to the IFA, dated June 16, 2021, from Wells  Fargo Commercial Distribution Finance, LLC, as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 12, 2021).

10.43¥
Equity Purchase Agreement, by and between One Water Assets & Operations, LLC, Peter G. Dornau and Maureen Dornau, dated June 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 5, 2022).

10.44¥
Real Estate Sales Contract, by and between One Water Assets & Operations, LLC and PEJE, Inc., dated June 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 5, 2022).

*21.1	List of subsidiaries of OneWater Marine Inc.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company if publicly disclosed.

¥
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

Item 16.	Form 10-K Summary

None.

120

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEWATER MARINE INC.

Date: December 15, 2022	By:	/s/ Philip Austin Singleton, Jr.
	Name:	Philip Austin Singleton, Jr.
	Title:	Founder and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Austin Singleton, Jr.	Founder, Chief Executive Officer and Director	December 15, 2022
Philip Austin Singleton, Jr.	(Principal Executive Officer)

/s/ Jack Ezzell	Chief Financial Officer	December 15, 2022
Jack Ezzell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Aisquith	President, Chief Operating Officer and Director	December 15, 2022
Anthony Aisquith

/s/ Christopher W. Bodine	Director	December 15, 2022
Christopher W. Bodine

/s/ Bari A. Harlam	Director	December 15, 2022
Bari A. Harlam

/s/ Jeffrey B. Lamkin	Director	December 15, 2022
Jeffrey B. Lamkin

/s/ Mitchell W. Legler	Chairman of the Board of Directors	December 15, 2022
Mitchell W. Legler

/s/ J. Steven Roy	Director	December 15, 2022
J. Steven Roy

/s/ John F. Schraudenbach	Director	December 15, 2022
John F. Schraudenbach

/s/ Keith R. Style	Director	December 15, 2022
Keith R. Style

/s/ John G. Troiano	Director	December 15, 2022
John G. Troiano