Form 10-Q
period 2022-12-31
OneWater Marine Inc.
filed 2023-02-03
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022
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

The registrant had 14,336,986 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of January 27, 2023.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 15, 2022, and under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

•	environmental conditions and real or perceived human health or safety risks;

•	our acquisition strategies and our ability to integrate additional marine retailers;

•	effects of industry wide supply chain challenges and our ability to manage our inventory;

•	our ability to retain key personnel and the effects of labor shortages;

•	the inability to comply with the financial and other covenants and metrics in our credit facilities;

•	cash flow and access to capital;

•	the timing of development expenditures; and

•
 the other risks described under “Risk Factors” and discussed elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2022 and discussed elsewhere in this Quarterly Report on Form 10-Q.

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

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)
(Unaudited)

	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash	$43,535	$42,071
Restricted cash	14,673	18,876
Accounts receivable, net	63,613	57,960
Inventories, net	527,023	372,959
Prepaid expenses and other current assets	61,548	75,024
Total current assets	710,392	566,890

Property and equipment, net	114,802	109,713
Operating lease right-of-use assets	126,760	123,955

Other assets:
Other assets	3,844	3,378
Deferred tax assets, net	7,248	8,433
Intangible assets, net	311,579	306,471
Goodwill	397,468	378,588
Total other assets	720,139	696,870
Total assets	$1,672,093	$1,497,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,859	$27,306
Other payables and accrued expenses	44,835	55,237
Customer deposits	60,084	65,460
Notes payable – floor plan	425,368	267,108
Current portion of operating lease liabilities	13,410	12,981
Current portion of long-term debt, net	29,247	21,642
Current portion of tax receivable agreement liability	2,363	2,363
Total current liabilities	601,166	452,097

Long-term Liabilities:
Other long-term liabilities	19,850	23,174
Tax receivable agreement liability	43,991	43,991
Noncurrent operating lease liabilities	114,601	112,127
Long-term debt, net	434,670	421,162
Total liabilities	1,214,278	1,052,551

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and September 30, 2022	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,297,607 shares issued and outstanding as of December 31, 2022 and 14,211,621 issued and outstanding as of September 30, 2022	143	142
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of December 31, 2022 and September 30, 2022	14	14
Additional paid-in capital	182,113	180,296
Retained earnings	213,770	204,880
Accumulated other comprehensive income (loss)	3	(7)
Total stockholders’ equity attributable to OneWater Marine Inc.	396,043	385,325
Equity attributable to non-controlling interests	61,772	59,552
Total stockholders’ equity	457,815	444,877
Total liabilities and stockholders’ equity	$1,672,093	$1,497,428

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenues
New boat	$232,405	$236,198
Pre-owned boat	55,778	53,449
Finance & insurance income	8,934	9,307
Service, parts & other	69,542	37,318
Total revenues	366,659	336,272

Cost of sales (exclusive of depreciation and amortization shown separately below)
New boat	175,258	175,896
Pre-owned boat	40,304	39,370
Service, parts & other	41,109	20,041
Total cost of sales	256,671	235,307

Selling, general and administrative expenses	77,838	59,096
Depreciation and amortization	5,693	1,749
Transaction costs	1,330	3,045
Change in fair value of contingent consideration	(1,409)	5,746
Income from operations	26,536	31,329

Other expense (income)
Interest expense – floor plan	4,779	877
Interest expense – other	7,584	1,529
Other (income) expense, net	(639)	548
Total other expense, net	11,724	2,954
Income before income tax expense	14,812	28,375
Income tax expense	3,384	4,889
Net income	11,428	23,486
Less: Net income attributable to non-controlling interests	(1,365)	-
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(1,163)	(3,467)
Net income attributable to OneWater Marine Inc.	$8,900	$20,019

Earnings per share of Class A common stock – basic	$0.62	$1.50
Earnings per share of Class A common stock – diluted	$0.61	$1.45

Basic weighted-average shares of Class A common stock outstanding	14,297	13,380
Diluted weighted-average shares of Class A common stock outstanding	14,587	13,761

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2022	2021
Net income	$11,428	$23,486
Other comprehensive income:
Foreign currency translation adjustment	11	-
Comprehensive income	11,439	23,486
Less: Net income attributable to non-controlling interests	(1,365)	-
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(1,163)	(3,467)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	(1)	-
Comprehensive income attributable to One Water Marine Holdings, Inc.	$8,910	$20,019

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2022	14,212	$142	1,430	$14	$180,296	$204,880	$59,552	$(7)	$444,877
Net income	-	-	-	-	-	8,900	2,528	-	11,428
Distributions to members	-	-	-	-	-	(10)	(309)	-	(319)
Shares issued upon vesting of equity-based awards, net of tax withholding	86	1	-	-	(755)	-	-	-	(754)
Equity-based compensation	-	-	-	-	2,572	-	-	-	2,572
Currency translation adjustment	-	-	-	-	-	-	1	10	11
Balance at December 31, 2022	14,298	$143	1,430	$14	$182,113	$213,770	$61,772	$3	$457,815

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2021	13,277	$133	1,819	$18	$150,825	$74,952	$28,905	$-	$254,833
Net income	-	-	-	-	-	20,019	3,467	-	23,486
Distributions to members	-	-	-	-	-	(442)	(177)	-	(619)
Non-controlling interest in subsidiary	-	-	-	-	-	-	19,311	-	19,311
Exchange of B shares for A shares	389	4	(389)	(4)	7,405	-	(7,405)	-	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(283)	-	-	-	(283)
Shares issued upon vesting of equity-based awards, net of tax withholding	53	1	-	-	(469)	-	-	-	(468)
Shares issued in connection with a business combination	133	1	-	-	6,833	-	-	-	6,834
Equity-based compensation	-	-	-	-	2,100	-	-	-	2,100
Balance at December 31, 2021	13,852	$139	1,430	$14	$166,411	$94,529	$44,101	$-	$305,194

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

For the Three Months Ended December 31	2022	2021

Cash flows from operating activities
Net income	$11,428	$23,486
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,182	1,749
Equity-based awards	2,572	2,100
Loss (gain) on asset disposals	171	(37)
Non-cash interest expense	2,217	200
Deferred income tax provision	1,185	1,659
Change in fair value of contingent consideration	(1,409)	5,746
Loss on equity investment	260	-
(Increase) decrease in assets:
Accounts receivable	(5,466)	240
Inventories	(147,832)	(71,660)
Prepaid expenses and other current assets	13,648	2,137
Other assets	(729)	(14)
Increase (decrease) in liabilities:
Accounts payable	(1,464)	13,911
Other payables and accrued expenses	(12,437)	(6,414)
Tax receivable agreement liability	-	313
Customer deposits	(6,376)	3,759
Net cash used in operating activities	(138,050)	(22,825)

Cash flows from investing activities
Purchases of property and equipment and construction in progress	(6,416)	(3,428)
Proceeds from disposal of property and equipment	47	6
Cash used in acquisitions, net of cash acquired	(28,611)	(278,798)
Net cash used in investing activities	(34,980)	(282,220)

Cash flows from financing activities
Net borrowings from floor plan	156,032	81,403
Proceeds from long-term debt	20,000	240,000
Payments on long-term debt	(379)	(5,507)
Payments of debt issuance costs	-	(3,979)
Payments of contingent consideration	(4,300)	-
Payments of tax withholdings for equity-based awards	(754)	(468)
Distributions to members	(319)	(5,584)
Net cash provided by financing activities	170,280	305,865

Effects of exchange rate changes on cash and restricted cash	11	-

Net change in cash	(2,739)	820
Cash and restricted cash at beginning of period	60,947	73,949
Cash and restricted cash at end of period	$58,208	$74,769

Supplemental cash flow disclosures
Cash paid for interest	$10,146	$2,206
Cash paid for income taxes	2,897	702

Noncash items
Acquisition purchase price funded by seller notes payable	$-	$1,126
Acquisition purchase price funded by contingent consideration	2,550	9,967
Accrued purchase consideration	-	5,353
Acquisition purchase price funded by issuance of Class A common stock	-	6,834
Purchase of property and equipment funded by long-term debt	792	231
Right-of-use assets obtained in exchange for new operating lease liabilities	6,314	31,529
Acquisition purchase price funded by affiliate financing	10,600	-
Settlement of affiliate financing with proceeds from sale and leaseback	10,600	-

OneWater Marine Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.	Description of Company and Basis of Presentation

Description of the Business

OneWater Marine Inc. (“OneWater Inc.”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization on February 11, 2020 into a holding company structure for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Inc., the “Company”), OneWater Inc. is the holding company and its sole material asset is the equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations (“OWAO”), and its wholly-owned and majority-owned subsidiaries.

The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of December 31, 2022, the Company operated a total of 100 retail locations, 12 distribution centers/warehouses and multiple online marketplaces in 20 states, several of which are in the top twenty states for marine retail expenditures.

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

Sales of new boats from the Company’s top ten brands represent approximately 42.9% and 47.9% of total sales for the three months ended December 31, 2022 and 2021, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.0% and 14.1% of consolidated revenue for the three months ended December 31, 2022 and 2021, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.

Principles of Consolidation

As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, OneWater Inc. conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of December 31, 2022, OneWater Inc. owned 90.9% of the economic interest of OneWater LLC.

Commencing December 31, 2021, the Company owns 80% of the economic interest of Quality Assets and Operations, over which the Company exercises control and the minority interest in this subsidiary has been recorded accordingly. See note 4 for additional information regarding the acquisition.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, which do not include all the information and notes required by such accounting principles for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with OneWater Inc.’s Annual Report on Form 10-K for the year ended September 30, 2022. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

All intercompany transactions have been eliminated in consolidation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the year ending on September 30.

COVID-19 Pandemic

The duration and related impact on the Company’s consolidated financial statements is currently uncertain, and it is possible that the pandemic, including the resurgence of COVID-19 in certain geographic areas or the emergence of variant strains of the virus, may negatively impact the Company’s future results of operations. The impact of COVID-19 on our suppliers and the increase in demand for marine retail products has led to industry-wide supply chain constraints and although there are indications that the supply chain constraints are easing, it is unclear when the issue will be fully resolved. The Company is monitoring and assessing the situation and preparing for implications to the business, including the ability to safely operate its locations, access to inventory and customer demand.

2.	Summary of Significant Accounting Policies

Cash

At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2022 and September 30, 2022, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.

Restricted Cash

Restricted cash relates to amounts collected for pre-owned sales, in certain states, which are held in escrow on behalf of the respective buyers and sellers for future purchases of boats. Total customer deposits are shown as a liability on the consolidated balance sheets. These liabilities may be more than the applicable restricted cash balances and fluctuate due to timing differences and because in certain states the deposits are not restricted from use.

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

Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.7 million as of December 31, 2022 and September 30, 2022.

Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.

Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three months ended December 31, 2022 and December 31, 2021.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel or part/accessory is transferred to the customer. The activity in customer deposits for the three months ended December 31, 2022 is as follows:

($ in thousands)	Three Months Ended December 31, 2022
Beginning contract liability	$65,460
Revenue recognized from contract liabilities included in the beginning balance	(42,496)
Increases due to business combinations and cash received, net of amounts recognized in revenue during the period	37,120
Ending contract liability	$60,084

The following tables set forth percentages on the timing of revenue recognition for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Goods and services transferred at a point in time	92.8%	93.2%
Goods and services transferred over time	7.2%	6.8%
Total Revenue	100.0%	100.0%

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

Segment Information

Effective August 9, 2022, we completed the acquisition of Ocean Bio-Chem, Inc., and Star Brite Europe, Inc (collectively “Ocean Bio-Chem”), which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. The Distribution segment engages in the manufacturing, assembly and distribution primarily of marine related products to distributors, big box retailers and online retailers through a network of warehouse and distribution centers. Each reporting segment has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM. The change in reportable segments had no impact on the Company’s previously reported historical consolidated financial statements.

3.	New Accounting Pronouncements

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

The results of operations of acquisitions are included in the accompanying unaudited condensed consolidated financial statements from the acquisition date. The purchase price of acquisitions is allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. For the fiscal first quarter 2023 acquisitions, the valuation of tangible assets, assumed liabilities and identifiable intangible assets are preliminary as the acquisitions are subject to certain customary closing and post-closing adjustments and certain valuations are not complete. Any changes to the value of identifiable intangible assets will be reclassified from goodwill upon the completion of the valuations.

For the three months ended December 31, 2022, the Company completed the following transactions:

•	On October 1, 2022, Taylor Marine Centers with locations in Maryland and Delaware

•	On December 1, 2022, Harbor View Marine with locations in Alabama and Florida

Consideration paid for the acquisitions was $41.8 million with $28.6 million paid at closing, $10.6 million in non-cash financing and the remaining $2.6 million in estimated payments of contingent consideration. The estimated payments of contingent consideration are part of earnouts related to the achievement of certain post-acquisition increases in adjusted EBITDA of the acquired companies. The acquisition contingent consideration was developed using weighted average projections based on the Company’s historical experience and current forecasts for the industry. There are no minimum or maximum payouts on the acquisition contingent consideration.

The table below summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transaction:

Summary of Assets Acquired and Liabilities Assumed ($ in thousands)	Total Acquisitions
Accounts receivable	$188
Inventories	6,232
Prepaid expenses	73
Property and equipment	11,587
Operating lease right-of-use assets	2,952
Identifiable intangible assets	8,400
Goodwill	18,880
Accounts payable	(17)
Accrued expenses	(354)
Customer deposits	(1,000)
Notes payable - floor plan	(2,228)
Operating lease liabilities	(2,952)
Aggregate acquisition date fair value	$41,761

Consideration transferred	$41,761

In connection with the acquisition of Harbor View Marine, an entity affiliated with the Company agreed to acquire the real estate for the two acquired locations, in effect providing non-cash financing. The Company has accounted for this transaction as a sale and leaseback of the properties in our unaudited condensed consolidated financial statements. There was no gain or loss recorded as part of the transaction. The leases for the two properties include an initial term of 15 years and two, five-year renewal options. The leases are accounted for as an operating leases and are included in the operating lease right-of-use assets and operating lease liabilities on the unaudited condensed consolidated balance sheet.

We expect substantially all of the goodwill related to acquisitions completed during the three months ended December 31, 2022 to be deductible for federal income tax purposes. The fair value of trade name intangible assets as of the acquisition date were determined using the relief from royalty model.

Included in our results for the three months ended December 31, 2022, the acquisitions contributed $8.7 million to our consolidated revenue and $0.5 to our income before income tax expense, respectively. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.8 for the three months ended December 31, 2022. Comparatively, we recorded $3.0 million in acquisition related transaction costs for the three months ended December 31, 2021.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three-month period ended December 31, 2022 and 2021 had occurred on October 1, 2021:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
	($ in thousands)
	(Unaudited)
Pro forma revenue	$369,363	$428,136
Pro forma net income	$11,542	$25,916

The amounts have been calculated by applying our accounting policies and estimates. Pro forma net income has been tax affected based on the Company’s effective tax rate in the historical periods presented.

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

The allowance for credit losses is estimated based on past collection experience, current conditions and reasonable and supportable forecasts. The activity for charges and subsequent recoveries is immaterial.

Accounts receivable consisted of the following:

($ in thousands)	December 31, 2022	September 30, 2022
Trade accounts receivable	$43,143	$37,359
Contracts in transit	15,044	14,543
Manufacturer receivable	6,365	7,224
Total accounts receivable	64,552	59,126
Less – allowance for credit losses	(939)	(1,166)
Total accounts receivable, net	$63,613	$57,960

6.	Inventories

Inventories consisted of the following at:

($ in thousands)	December 31, 2022	September 30, 2022
New vessels	$388,004	$243,090
Pre-owned vessels	61,658	51,607
Work in process, parts and accessories	77,361	78,262
	$527,023	$372,959

7.	Goodwill and Other Identifiable Intangible Assets

Our acquisitions have resulted in the recording of goodwill and other identifiable intangible assets. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of internally developed software, domain names and other identifiable intangible assets such as trade names, developed technologies, including design libraries, and customer relationships related to the acquisitions the Company has completed. The changes in goodwill and identifiable intangible assets are as follows:

($ in thousands)	Goodwill Unamortized	Trade Names Unamortized	Developed technologies Amortized	Customer Relationships Amortized	Domain Names Amortized	Internally Developed Software Amortized	Total Intangible Assets, net

Net balance as of September 30, 2022	378,588	186,779	14,274	101,230	1,970	2,218	306,471
Acquisitions during the three months ended December 31, 2022	18,880	8,400	-	-	-	-	8,400
Accumulated amortization for the three months ended December 31, 2022	-	-	(386)	(2,687)	(104)	(115)	(3,292)
Net balance as of December 31, 2022	$397,468	$195,179	$13,888	$98,543	$1,866	$2,103	$311,579

Amortization expense was $3.3 million for the three months ended December 31, 2022, and is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. No amortization expense was recorded for the three months ended December 31, 2021.

The following table summarizes the expected amortization expense for fiscal years 2023 through 2027 and thereafter ($ in thousands):

2023 (excluding the three months ended December 31, 2022)	$9,877
2024	13,170
2025	13,170
2026	13,170
2027	12,982
Thereafter	54,031
$116,400

As of December 31, 2022, the carrying value of goodwill totaled $397.5 million, of which $298.9 million was related to our Dealerships reporting segment and $98.6 million was related to our Distribution reporting segment. As of September 30, 2022, the carrying value of goodwill totaled approximately $378.6 million, of which $280.0 million was related to our Dealerships reporting segment and $98.6 million was related to our Distribution reporting segment.

8.	Notes Payable — Floor Plan

The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On December 29, 2021, the Company and certain of its subsidiaries entered into the Seventh Amended and Restated Inventory Financing Agreement (as amended, the “Inventory Financing Facility”) with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available to $500.0 million. The Inventory Financing Facility expires on December 1, 2023. The outstanding balance of the facility was $425.4 million and $267.1 million, as of December 31, 2022 and September 30, 2022, respectively.

Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats in calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of December 31, 2022 the interest rate on the Inventory Financing Facility ranged from 6.93% to 9.18% for new inventory and 7.18% to 9.43% for pre-owned inventory. As of September 30, 2022 the interest rate on the Inventory Financing Facility ranged from 5.33% to 7.58% for new inventory and 5.58% to 7.83% for pre-owned inventory. Borrowing capacity available at December 31, 2022 and September 30, 2022 was $74.6 million and $232.9 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at December 31, 2022.

The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.

9.	Long-term Debt and Line of Credit

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

The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at December 31, 2022.

Long-term debt consisted of the following at:

($ in thousands)	December 31, 2022	September 30, 2022
Term note payable to Truist Bank, secured and bearing interest at 6.72% at December 31, 2022 and 5.31% at September 30, 2022. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on August 9, 2027	$445,000	$445,000
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 6.72% at December 31, 2022. The note requires full repayment on August 9, 2027	20,000	-
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.4% per annum. The notes require monthly installment payments of principal and interest ranging from $100 to $5,600 through July 2028	4,586	4,173
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	2,056
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024	1,126	1,126
Total debt outstanding	472,768	452,355
Less current portion (net of debt issuance costs)	(29,247)	(21,642)
Less unamortized portion of debt issuance costs	(8,851)	(9,551)
Long-term debt, net of current portion and unamortized debt issuance costs	$434,670	$421,162

10.	Stockholders’ and Members’ Equity

Equity-Based Compensation

We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,572,755. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

During the three months ended December 31, 2022, the Board approved the grant of 83,036 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. Of this amount, 13,288 performance-based restricted stock units fully vest on October 1, 2023 and the remaining 69,748 restricted stock units vest in three equal annual installments commencing on October 1, 2023. As of December 31, 2022, the Company estimated achievement of the performance targets at 100%.

During the three months ended December 31, 2022, the Board approved the grant of 131,113 time-based restricted stock units. Of this amount, 19,928 restricted stock units fully vest on October 1, 2023 and the remaining 111,185 restricted stock units vest in three equal annual installments commencing on October 1, 2023.

  Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.3 million and $2.1 million of compensation expense for the three months ended December 31, 2022 and 2021, respectively, which includes $1.1 million and $1.0 million of compensation expense for the three months ended December 31, 2022 and 2021, respectively, for performance-based restricted stock units.

The following table further summarizes activity related to restricted stock units for the three months ended December 31, 2022:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2022	559,793	$28.01
Awarded	214,149	30.11
Vested	(111,075)	24.62
Forfeited	(1,000)	40.21
Unvested at December 31, 2022	661,867	$29.24

As of December 31, 2022, the total unrecognized compensation expense related to outstanding equity awards was $10.3 million, which the Company expects to recognize over a weighted-average period of 1.3 years.

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

The following table sets forth the calculation of earnings per share for the three months ended December 31, 2022 and 2021 (in thousands, except per share data):

Earnings per share:	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Numerator:
Net income attributable to OneWater Inc.	$8,900	$20,019

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	14,297	13,380
Effect of dilutive securities:
Restricted stock units	284	381
Employee Stock Purchase Plan	6	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,587	13,761

Earnings per share of Class A common stock – basic	$0.62	$1.50
Earnings per share of Class A common stock – diluted	$0.61	$1.45

On March 30, 2022, the Board approved an up to $50 million share repurchase program. As of December 31, 2022 the Company has repurchased and retired 10,134 shares of Class A common stock under the repurchase program for a purchase price of approximately $0.4 million. As of December 31, 2022, approximately $49.6 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Class B common stock	1,430	1,815
Restricted Stock Units	377	233
	1,807	2,048

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

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 449,257 shares of the Company’s Class A common stock may be issued under the ESPP as of December 31, 2022, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.

The first offering period began on July 1, 2022 and the Company recorded equity-based compensation of $0.2 million during the three months ended December 31, 2022. As of December 31, 2022, we had current liabilities of $1.1 million for future purchases of shares under the ESPP. No purchases have been made under the ESPP as of December 31, 2022.

We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility in our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the period ended December 31, 2022:

2022
Dividend yield	0.0%
Risk-free interest rate	2.5%
Volatility	57.4%
Expected life	Six months

Distributions

During the three months ended December 31, 2022, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

11.	Fair Value Measurements

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2022 and September 30, 2022

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Investment in Equity Securities	$512	$-	$-	$512
Liabilities:
Contingent Consideration	-	-	32,817	32,817

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Investment in Equity Securities	$772	$-	$-	$772
Liabilities:
Contingent Consideration	-	-	37,402	37,402

   There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2022.
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in other expense (income), net, in the unaudited condensed consolidated statements of operations. The fair value of equity investments is measured using quoted prices in its active markets. The investment in equity securities balance is recorded in other assets in the unaudited condensed consolidated balance sheets and consists of a $0.5 million investment in Forza X1, Inc.

The portion of unrealized losses recognized related to equity securities still held as of December 31 consists of the following:

($ in thousands)	Three Months Ended December 31, 2022
Net losses recognized during the period on equity securities	$260
Less net losses recognized during the period on equity securities sold during the period	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$260

There were no unrealized gains or losses recognized for the three months ended December 31, 2021 related to equity securities.

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

The following table sets forth the changes in fair value of our contingent consideration for the three months ended December 31, 2022:

($ in thousands)	Contingent Consideration
Balance as of September 30, 2022	$37,402
Additions from acquisitions	2,550
Settlement of contingent consideration	(5,726)
Change in fair value, including accretion	(1,409)
Balance as of December 31, 2022	$32,817

12.	Income Taxes

     The Company is a corporation and, as a result is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.

Our effective tax rates of 22.8% and 17.2% for the three months ending December 31, 2022 and 2021, respectively, differ from statutory rates primarily due to earnings allocated to non-controlling interests.

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

As of December 31, 2022 and September 30, 2022, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2020. In November 2022, the Company received notification that the IRS intends to commence an audit of the federal income tax return of OneWater LLC’s partnership for the tax year ended December 31, 2020. Audit outcomes and the timing of settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.

Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of December 31, 2022 and September 30, 2022, our liability under the Tax Receivable Agreement was $46.4 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

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

13.	Contingencies and Commitments

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

14.	Leases

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

15.	Related Party Transactions

   In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $21.3 million and $33.3 million for the three months ended December 31, 2022 and 2021, respectively.

   In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.5 million and $0.7 million for the three months ended December 31, 2022 and 2021, respectively. Additionally, see Note 4 for information regarding a sale and leaseback transaction with an entity affiliated with the Company in connection with an acquisition by the Company.

   In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $1.2 million and $0.1 million for the three months ended December 31, 2022 and 2021, respectively.

   In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. Total payments recorded under these arrangements were $0.1 million for the three months ended December 31, 2021. No payments were recorded under these arrangements for the three months ended December 31, 2022.

    In connection with transactions noted above, the Company owed less than $0.1 million and $2.0 million as recorded within accounts payable as of December 31, 2022 and September 30, 2022, respectively. Additionally, the Company was due $3.2 million and $0.2 million as recorded within accounts receivable as of December 31, 2022 and September 30, 2022, respectively.

16.	Segment Information

As of December 31, 2022, we had two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.

Reportable segment financial information as of and for the three months ended December 31, 2022 are as follows:

	As of and for the Three Months Ended December 31, 2022
($ in thousands)	Dealerships	Distribution	Total
Revenue	$326,773	$39,886	$366,659
Income (loss) from operations	29,853	(3,317)	26,536

Depreciation and amortization	1,886	3,807	5,693
Transaction costs	1,182	148	1,330
Change in fair value of contingent consideration	(1,543)	134	(1,409)

Total assets	1,283,821	388,272	1,672,093

The Company identified the change in reportable segments as of August 9, 2022 and as such no financial information is presented as of and for the three months ended December 31, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 15, 2022, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We believe that we are one of the largest and fastest-growing marine retailers in the United States with 100 retail locations, 12 distribution centers/warehouses and multiple online marketplaces as of December 31, 2022. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 13 of the markets in which we operate. Additionally, the recent acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem will significantly expand our sales of marine-related parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.

Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution.

As of December 31, 2022, the Dealerships segment includes operations of 100 dealerships in 16 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 89% of revenues for the three months ended December 31, 2022. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2022, we sold over 10,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.

As of December 31, 2022, the Distribution segment includes the activity of three of our fully-owned businesses, PartsVu, Ocean Bio-Chem and T-H Marine and its subsidiaries, which together operate 12 distribution centers/warehouses in Alabama, Florida, Texas, Oklahoma, Indiana, Tennessee and Illinois and represents approximately 11% of revenues for the three months ended December 31, 2022. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 79 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 32 acquisitions. Our current portfolio as of December 31, 2022 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

The boat dealership market is highly fragmented, as evidenced by the over 4,000 boat dealers nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however, we do have other large competitors including MarineMax and Bass Pro Shops. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts and other sales. The recent acquisitions of T-H Marine and Ocean Bio-Chem have significantly expanded our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high margin service, parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.

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

While we continue to monitor the impact of the COVID-19 pandemic on our business and operations, our financial results for the three months ended December 31, 2022 suggest that spending in all our regions and across product lines has proven resilient despite the challenges posed by the pandemic as customers have continued to focus on socially distanced outdoor recreations. The ultimate impact of the COVID-19 pandemic on our business remains uncertain and dependent on various factors including consumer demand, a possible resurgence of COVID-19, including variants of the virus in certain geographic areas, our ability to safely operate locations and the existence and extent of a prolonged economic downturn.

Trends and Other Factors Impacting Our Performance

Acquisitions

We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 79 additional dealerships through 27 dealer group acquisitions. Our team remains focused on expanding our dealership growth in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. In addition to dealership acquisitions, the Company has strategically acquired parts and accessories companies as part of our growth and diversification strategy. We have acquired 12 distribution centers and warehouses through the acquisition of 5 parts and accessories companies. We plan to continue to strategically evaluate and complete acquisitions moving forward.

We have an extensive acquisition track record within the marine retail industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves the acquired dealer’s customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. Our strategy is to acquire dealerships at attractive EBITDA multiples and then grow same-store sales while benefitting from cost-reducing synergies. Historically, we have typically acquired dealerships for less than 4.0x EBITDA on a trailing twelve-month basis and believe that we will be able to continue to make attractive acquisitions within this range. With the expansion of our Distribution segment, we look to acquire parts and accessories manufacturing and distribution companies within a range of 5.0x – 10.0x EBITDA on a trailing twelve-month basis, depending on the size of the business.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the year ended September 30, 2022.

How We Evaluate Our Operations

Revenue

We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to benefit from revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 21.4% and 13.9% to revenue in the three months ended December 31, 2022 and 2021, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 34.0% and 26.3% to gross profit in the three months ended December 31, 2022 and 2021, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories business through PartsVu, T-H Marine and Ocean Bio-Chem) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

Gross Profit

We calculate gross profit as revenue less cost of sales. Cost of sales consists of actual amounts paid for products, costs of services (primarily labor), transportation costs from manufacturers to our dealerships and vendor consideration. Gross profit excludes the majority of depreciation and amortization, which is presented separately in our consolidated statements of operations.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, loss on extinguishment of debt and transaction costs. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Fiscal 2023 Year-to-date Acquisitions

•	Effective October 1, 2022, we acquired Taylor Marine Centers, a full-service marine retailer with locations in Maryland and Delaware.
•	Effective December 1, 2022, we acquired Harbor View Marine, a full-service marine retailer with locations in Florida and Alabama.

We refer to the fiscal year 2023 acquisitions described above collectively as the ‘‘2023 Acquisitions.’’ The acquisition of Taylor Marine Centers is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2022. The acquisition of Harbor View Marine is partially reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2022.

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

We refer to the fiscal year 2022 acquisitions described above collectively as the “2022 Acquisitions.” The acquisition of Naples Boat Mart is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2021. The acquisitions of T-H Marine and Norfolk Marine Company are partially reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2021. The remaining 2022 Acquisitions are not reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2021.

Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.

•
OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc.’s effective tax rates were 22.8% and 17.2% for the three months ended December 31, 2022 and 2021, respectively.

•
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general, and administrative expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations

Three Months Ended December 31, 2022, Compared to Three Months Ended December 31, 2021

	For the three months ended December 31, 2022		For the three months ended December 31, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues
New boat	$232,405	63.4%	$236,198	70.2%	$(3,793)	-1.6%
Pre-owned boat	55,778	15.2%	53,449	15.9%	2,329	4.4%
Finance & insurance income	8,934	2.4%	9,307	2.8%	(373)	-4.0%
Service, parts and other	69,542	19.0%	37,318	11.1%	32,224	86.3%
Total revenues	366,659	100.0%	336,272	100.0%	30,387	9.0%

Gross Profit
New boat	57,147	15.6%	60,302	17.9%	(3,155)	-5.2%
Pre-owned boat	15,474	4.2%	14,079	4.2%	1,395	9.9%
Finance & insurance	8,934	2.4%	9,307	2.8%	(373)	-4.0%
Service, parts & other	28,433	7.8%	17,277	5.1%	11,156	64.6%
Total gross profit	109,988	30.0%	100,965	30.0%	9,023	8.9%

Selling, general and administrative expenses	77,838	21.2%	59,096	17.6%	18,742	31.7%
Depreciation and amortization	5,693	1.6%	1,749	0.5%	3,944	225.5%
Transaction costs	1,330	0.4%	3,045	0.9%	(1,715)	-56.3%
Change in fair value of contingent consideration	(1,409)	-0.4%	5,746	1.7%	(7,155)	-124.5%

Income from operations	26,536	7.2%	31,329	9.3%	(4,793)	-15.3%

Interest expense - floor plan	4,779	1.3%	877	0.3%	3,902	444.9%
Interest expense - other	7,584	2.1%	1,529	0.5%	6,055	396.0%
Other (income) expense, net	(639)	-0.2%	548	0.2%	(1,187)	-216.6%
Income before income tax expense	14,812	4.0%	28,375	8.4%	(13,563)	-47.8%
Income tax expense	3,384	0.9%	4,889	1.5%	(1,505)	-30.8%
Net income	11,428	3.1%	23,486	7.0%	(12,058)	-51.3%
Less: Net income attributable to non-controlling interests	(1,365)		-
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(1,163)		(3,467)
Net income attributable to One Water Marine Inc.	$8,900		$20,019

Revenue

Overall, revenue increased by $30.4 million, or 9.0%, to $366.7 million for the three months ended December 31, 2022 from $336.3 million for the three months ended December 31, 2021. Overall revenue increased due to acquisition growth, primarily driven by a $32.2 million increase in service, parts & other sales for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, fueled by the expansion of our Distribution segment. Revenue generated from Dealership same-store sales decreased 14% for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, following a 28% and 38% increase in fiscal first quarter 2022 and 2021, respectively, as we saw more traditional effects of seasonality on our business where we realize lower sales and higher inventory in the fiscal first quarter.

New Boat Sales

New boat sales decreased by $3.8 million, or 1.6%, to $232.4 million for the three months ended December 31, 2022 from $236.2 million for the three months ended December 31, 2021. The decrease was primarily attributable to a decrease in unit sales, partially offset by an increase in the average sales price.

Pre-owned Boat Sales

Pre-owned boat sales increased by $2.3 million, or 4.4%, to $55.8 million for the three months ended December 31, 2022 from $53.4 million for the three months ended December 31, 2021. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in the number of units sold.

Finance & Insurance Income

We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $0.4 million, or 4%, to $8.9 million for the three months ended December 31, 2022 from $9.3 million for the three months ended December 31, 2021. The decrease was primarily a result of the decrease in Dealership same-store sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.

Service, Parts & Other Sales

Service, parts & other sales increased by $32.2 million, or 86.3%, to $69.5 million for the three months ended December 31, 2022 from $37.3 million for the three months ended December 31, 2021. The increase in service, parts & other sales is primarily due to the contributions from our recently acquired parts and accessories businesses, including T-H Marine and Ocean Bio Chem, as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales at our dealerships. Total revenue for the Distribution segment was $39.9 million for the three months ended December 31, 2022.

Gross Profit

Overall, gross profit increased by $9.0 million, or 8.9%, to $110.0 million for the three months ended December 31, 2022 from $101.0 million for the three months ended December 31, 2021. This increase was primarily due to the impact of the 2023 Acquisitions and 2022 Acquisitions and the Company’s focus on dynamic pricing, offset by the overall decrease in Dealership same-store sales. Overall gross margins remained flat at 30.0% for the three months ended December 31, 2022 and December 31, 2021 due to the factors noted below.

New Boat Gross Profit

New boat gross profit decreased by $3.2 million, or 5.2%, to $57.1 million for the three months ended December 31, 2022 from $60.3 million for the three months ended December 31, 2021. This decrease was primarily due to our overall decrease in new boat sales. New boat gross profit as a percentage of new boat revenue was 24.6% for the three months ended December 31, 2022 as compared to 25.5% in the three months ended December 31, 2021. The decrease in new boat gross profit and gross profit margin is due primarily to a shift in the mix and size of boat models sold and the margin profile of recently acquired locations.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $1.4 million, or 9.9%, to $15.5 million for the three months ended December 31, 2022 from $14.1 million for the three months ended December 31, 2021. The increase in pre-owned boat gross profit was primarily driven by an increase in our brokerage business. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 27.7% and 26.3% for the three months ended December 31, 2022 and 2021, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue.

Finance & Insurance Gross Profit

Finance & insurance gross profit decreased by $0.4 million, or 4.0%, to $8.9 million for the three months ended December 31, 2022 from $9.3 million for the three months ended December 31, 2021. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.

Service, Parts & Other Gross Profit

Service, parts & other gross profit increased by $11.2 million, or 64.6%, to $28.4 million for the three months ended December 31, 2022 from $17.3 million for the three months ended December 31, 2021. Service, parts & other gross profit as a percentage of service, parts & other revenue was 40.9% and 46.3% for the three months ended December 31, 2022 and 2021, respectively. The increase in gross profit was primarily the result of the acquisitions in our Distribution segment. The decrease in gross profit margin percentage was due to a shift in the mix of products sold towards parts & accessories which has a lower margin percentage than service and other sales.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased by $18.7 million, or 31.7%, to $77.8 million for the three months ended December 31, 2022 from $59.1 million for the three months ended December 31, 2021. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. Selling, general & administrative expenses as a percentage of revenue increased to 21.2% from 17.6% for the three months ended December 31, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher personnel expenses related to acquisitions as well as higher marketing expenses related to increased boat show activity during the current quarter.

Depreciation and Amortization

Depreciation and amortization expense increased $3.9 million, or 225.5%, to $5.7 million for the three months ended December 31, 2022 compared to $1.7 million for the three months ended December 31, 2021. The increase in depreciation and amortization expense for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was primarily attributable to a $3.3 million increase in amortization of identifiable intangible assets, primarily attributable to the 2022 Acquisitions.

Transaction Costs

The decrease in transaction costs of $1.7 million, or 56.3%, to $1.3 million for the three months ended December 31, 2022 compared to $3.0 million for the three months ended December 31, 2021 was primarily attributable to fewer acquisitions completed during the first quarter of the current year compared to the previous year.

Change in Fair Value of Contingent Consideration

During the three months ended December 31, 2022, we recognized a gain of $1.4 million related to updated forecasts and accretion of contingent consideration liabilities related to acquisitions completed in fiscal years 2021, 2022 and 2023.

Income from Operations

Income from operations decreased $4.8 million, or 15.3%, to $26.5 million for the three months ended December 31, 2022 compared to $31.3 million for the three months ended December 31, 2021. The decrease was primarily attributable to the $18.7 million increase in selling, general and administrative expenses for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, partially offset by a $9.0 million increase in gross profit and a $7.2 million decrease in the change in fair value of contingent consideration during the same periods.

Interest Expense – Floor Plan

Interest expense – floor plan increased $3.9 million, or 444.9%, to $4.8 million for the three months ended December 31, 2022 compared to $0.9 million for the three months ended December 31, 2021. Floor plan related interest expense increased primarily due to an increase in the average inventory for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 as well as an increase in interest rates.

Interest Expense – Other

Interest expense – other increased by $6.1 million, or 396.0%, to $7.6 million for the three months ended December 31, 2022 compared to $1.5 million for the three months ended December 31, 2021. The increase in interest expense – other was related to the increase in our long-term debt which was used to fund certain 2022 acquisitions as well as rising interest rates.

Other (Income) Expense, Net

Other (income) expense, net changed by $1.2 million, or 216.6%, to $0.6 million of income for the three months ended December 31, 2022 compared to $0.5 million of expense for the three months ended December 31, 2021. The change was primarily related to proceeds from insurance as a result of Hurricane Ian as well as a $0.6 million reduction in expenses related to tax rate changes on our tax receivable agreement liability during the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Income Tax Expense

Income tax expense decreased $1.5 million, or 30.8%, to $3.4 million for the three months ended December 31, 2022 compared to $4.9 million for the three months ended December 31, 2021. The decrease was primarily attributable to the 47.8% decrease in income before income tax expense for the three months ended December 31, 2022 as compared to December 31, 2021, partially offset by an increase in our effective tax rate.

Net Income (Loss)

Net income decreased by $12.1 million to $11.4 million for the three months ended December 31, 2022 compared to $23.5 million for the three months ended December 31, 2021. The decrease was primarily attributable to the $18.7 million increase in selling, general & administrative expenses, the $6.1 million increase in interest expense – other and the $3.9 million increase in interest expense – floor plan for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was partially offset by a $9.0 million increase in gross profit and a $7.2 million decrease in the change in fair value of contingent consideration for the three months ended December 31, 2022 compared to December 31, 2021.

Comparison of Non-GAAP Financial Measure

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in the fair value of contingent consideration, gain (loss) on extinguishment of debt and transaction costs.

Our board of directors, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the change in the fair value of contingent consideration, gain (loss) on extinguishment of debt and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented.

Three Months Ended December 31, 2022, Compared to Three Months Ended December 31, 2021

	Three months ended December 31,
Description	2022	2021
	($ in thousands)
Net income	$11,428	$23,486
Interest expense – other	7,584	1,529
Income tax expense	3,384	4,889
Depreciation and amortization	6,182	1,749
Change in fair value of contingent consideration	(1,409)	5,746
Transaction costs	1,330	3,045
Other (income) expense, net	(639)	548
Adjusted EBITDA	$27,860	$40,992

Adjusted EBITDA was $27.9 million for the three months ended December 31, 2022 compared to $41.0 million for the three months ended December 31, 2021. The decrease in Adjusted EBITDA resulted primarily from the increase in selling, general and administrative expenses, partially offset by the increase in gross profit for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

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

Liquidity and Capital Resources

Overview

OneWater Inc. is a holding company with no operations and is the sole managing member of OneWater LLC. OneWater Inc’s principal asset consists of common units of OneWater LLC. Our earnings and cash flows and ability to meet our obligations under the A&R Credit Facility (as defined below), and any other debt obligations will depend on the cash flows resulting from the operations of our operating subsidiaries, and the payment of distributions by such subsidiaries. Our A&R Credit Facility and Inventory Financing Facility (described below) (together, the “Credit Facilities”) contain certain restrictions on distributions or transfers from our operating subsidiaries to their members or unitholders, as applicable, as described in the summaries below under “—Debt Agreements—A&R Credit Facility” and “—Inventory Financing Facility.” Accordingly, the operating results of our subsidiaries may not be sufficient for them to make distributions to us. As a result, our ability to make payments under the A&R Credit Facility and any other debt obligations or to declare dividends could be limited.

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

Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of December 31, 2022, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.

We have no material off balance sheet arrangements, except for purchase commitments under supply agreements entered into in the normal course of business.

Cash Flows

Analysis of Cash Flow Changes Between the Three Months Ended December 31, 2022 and 2021

The following table summarizes our cash flows for the periods indicated:

	Three Months ended December 31,
Description	2022	2021	Change
	($ in thousands)
Net cash used in operating activities	$(138,050)	$(22,825)	$(115,225)
Net cash used in investing activities	(34,980)	(282,220)	247,240
Net cash provided by financing activities	170,280	305,865	(135,585)
Effect of exchange rate changes on cash and restricted cash	11	-	11
Net change in cash	$(2,739)	$820	$(3,559)

Operating Activities. Net cash used in operating activities was $138.1 million for the three months ended December 31, 2022 compared to net cash used in operating activities of $22.8 million for the three months ended December 31, 2021. The $115.2 million increase in cash used in operating activities was primarily attributable to a $76.2 million increase in the change in inventory, a $10.1 million decrease in the change in customer deposits and a $12.1 million decrease in net income for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.

Investing Activities. Net cash used in investing activities was $35.0 million for the three months ended December 31, 2022 compared to net cash used in investing activities of $282.2 million for the three months ended December 31, 2021. The $247.2 million decrease in cash used in investing activities was primarily attributable to a $250.2 million decrease in cash used in acquisitions for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.

Financing Activities. Net cash provided by financing activities was $170.3 million for the three months ended December 31, 2022 compared to net cash provided by financing activities of $305.9 million for the three months ended December 31, 2021. The $135.6 million decrease in financing cash flow was primarily attributable to a $220.0 million decrease in borrowings on long-term debt, partially offset by a $74.6 million increase in net borrowings on our Inventory Financing Facility for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.

Share Repurchase Program

On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. As of December 31, 2022 the Company has repurchased and retired 10,134 shares at an average price of $34.89 per share. The Company has $49.6 million remaining under the share repurchase program.

The Inflation Reduction Act, which was signed into law on August 2022, imposes a 1%, non-deductible excise tax on certain repurchases of common stock that occur after December 31, 2022. We expect the excise tax to apply to our share repurchase program, but do not expect the tax to have a material effect on our business.

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

The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants as of December 31, 2022.

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

As of December 31, 2022 and September 30, 2022, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $425.4 million and $267.1 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the three months ended December 31, 2022 and the year ended September 30, 2022, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 5.0% and 2.2%, respectively. As of December 31, 2022 and September 30, 2022, our additional available borrowings under our Inventory Financing Facility were $74.6 million and $232.9 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of December 31, 2022, we were in compliance with all covenants under the Inventory Financing Facility.

Notes Payable

Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of December 31, 2022, our indebtedness associated with our 2 acquisition notes payable totaled an aggregate of $3.2 million with a weighted average interest rate of 5.0% per annum. As of December 31, 2022, the principal amount outstanding under these acquisition notes payable ranged from $1.1 million to $2.1 million, and the maturity dates ranged from December 1, 2023 to December 1, 2024.

Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.4% per annum, require monthly payments of approximately $143,000, and mature on dates between February 2023 to July 2028. As of December 31, 2022, we had $4.6 million outstanding under the commercial vehicles notes payable.

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

Interest Rate Risk

Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $425.4 million as of December 31, 2022, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.3 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.

Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on an outstanding balance of $445.0 million and Term SOFR as of December 31, 2022, an increase of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.5 million. A basis points reduction in the underlying interest rate would not have caused a change in interest expense. We do not currently hedge our interest rate exposure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 15, 2022, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 15, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended December 31, 2022. The Company has $49.6 million remaining under the share repurchase program.

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

February 3, 2023