Form 10-Q
period 2023-03-31
OneWater Marine Inc.
filed 2023-05-08
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 14,316,518 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of April 25, 2023.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

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
Forward-looking statements may include statements about:
•general economic conditions, including changes in employment levels, rates of inflation, consumer demand, preferences and confidence levels, fuel prices, levels of discretionary income, consumer spending patterns and uncertainty regarding the timing, pace and extent of an economic recovery in the United States;
•economic conditions in certain geographic regions in which we primarily generate our revenue;
•credit markets and the availability and cost of borrowed funds;
•our business strategy, including acquisitions and Dealership same-store growth;
•our ability to integrate acquisitions;
•competition;
•our ability to maintain our relationships with manufacturers, including meeting the requirements of our dealer agreements and receiving the benefits of certain manufacturer incentives;
•demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;
•effects of an inflationary environment on the cost of the products we sell and personnel and other expenses that are incurred within our operations;
•our ability to finance working capital and capital expenditures;
•our operating cash flows, the availability of capital and our liquidity;
•our future revenue, Dealership same-store sales, income, financial condition, and operating performance;
•our ability to sustain and improve our utilization, revenue and margins;
•seasonality and inclement weather such as hurricanes, severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;
•any potential tax savings we may realize as a result of our organizational structure;
•our future operating results and profitability;
•our ability to integrate the operations of Ocean Bio-Chem, Inc. (“Ocean Bio-Chem”) with our existing operations and fully realize the expected synergies of the Ocean Bio-Chem acquisition or on the expected timeline; and
•plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to:
•decline in demand for our products and services;
•any further negative developments on the Company's business related to the novel coronavirus (“COVID-19”) pandemic or other global public health concerns, including, for example, our ability to safely operate our location, access to inventory, and customer demand;
•the seasonality and volatility of the boat industry;
•general domestic and international political and regulatory conditions, including changes in tax or fiscal policy and the effects of current restrictions on various commercial and economic activities in response to the COVID-19 pandemic;
•environmental conditions and real or perceived human health or safety risks;
•our acquisition strategies and our ability to integrate additional marine retailers;
•effects of industry wide supply chain challenges and our ability to manage our inventory;
•our ability to retain key personnel and the effects of labor shortages;
•the inability to comply with the financial and other covenants and metrics in our credit facilities;
•cash flow and access to capital;
•the timing of development expenditures; and
• the other risks described under “Risk Factors” and discussed elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2022 and discussed elsewhere in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)
(Unaudited)

	March 31, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$60,976	$42,071
Restricted cash	10,707	18,876
Accounts receivable, net	81,040	57,960
Inventories, net	593,347	372,959
Prepaid expenses and other current assets	64,123	75,024
Total current assets	810,193	566,890
Property and equipment, net	117,326	109,713
Operating lease right-of-use assets	124,864	123,955
Other long-term assets	4,908	3,378
Deferred tax assets, net	6,980	8,433
Intangible assets, net	308,711	306,471
Goodwill	397,469	378,588
Total assets	$1,770,451	$1,497,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,450	$27,306
Other payables and accrued expenses	56,868	55,237
Customer deposits	59,020	65,460
Notes payable – floor plan	485,399	267,108
Current portion of operating lease liabilities	13,641	12,981
Current portion of long-term debt, net	23,919	21,642
Current portion of tax receivable agreement liability	2,363	2,363
Total current liabilities	674,660	452,097
Other long-term liabilities	13,585	23,174
Tax receivable agreement liability	43,991	43,991
Long-term operating lease liabilities	112,582	112,127
Long-term debt, net	439,256	421,162
Total liabilities	1,284,074	1,052,551
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and September 30, 2022	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,304,518 shares issued and outstanding as of March 31, 2023 and 14,211,621 issued and outstanding as of September 30, 2022	143	142
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of March 31, 2023 and September 30, 2022	14	14
Additional paid-in capital	184,520	180,296
Retained earnings	235,754	204,880
Accumulated other comprehensive income (loss)	10	(7)
Total stockholders’ equity attributable to OneWater Marine Inc.	420,441	385,325
Equity attributable to non-controlling interests	65,936	59,552
Total stockholders’ equity	486,377	444,877
Total liabilities and stockholders’ equity	$1,770,451	$1,497,428

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues:
New boat	$355,284	$290,020	$587,689	$526,218
Pre-owned boat	75,394	75,854	131,172	129,303
Finance & insurance income	15,324	14,948	24,258	24,255
Service, parts & other	78,329	61,305	147,871	98,623
Total revenues	524,331	442,127	890,990	778,399

Cost of sales (exclusive of depreciation and amortization shown separately below):
New boat	275,026	208,606	450,284	384,502
Pre-owned boat	58,180	55,959	98,484	95,329
Service, parts & other	44,428	35,020	85,537	55,061
Total cost of sales	377,634	299,585	634,305	534,892

Selling, general and administrative expenses	90,193	75,492	168,031	134,588
Depreciation and amortization	5,637	4,727	11,330	6,476
Transaction costs	241	776	1,571	3,821
Change in fair value of contingent consideration	1,736	2,158	327	7,904
Income from operations	48,890	59,389	75,426	90,718

Other expense (income):
Interest expense – floor plan	5,472	1,048	10,251	1,925
Interest expense – other	8,604	3,097	16,188	4,626
Other (income) expense, net	(187)	109	(826)	657
Total other expense, net	13,889	4,254	25,613	7,208
Income before income tax expense	35,001	55,135	49,813	83,510
Income tax expense	7,964	12,781	11,348	17,670
Net income	27,037	42,354	38,465	65,840
Less: Net income attributable to non-controlling interests	(1,165)	(1,011)	(2,530)	(1,011)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,068)	(5,046)	(4,231)	(8,513)
Net income attributable to OneWater Marine Inc.	$22,804	$36,297	$31,704	$56,316

Earnings per share of Class A common stock – basic	$1.59	$2.62	$2.21	$4.14
Earnings per share of Class A common stock – diluted	$1.56	$2.54	$2.17	$4.02

Basic weighted-average shares of Class A common stock outstanding	14,340	13,864	14,318	13,619
Diluted weighted-average shares of Class A common stock outstanding	14,655	14,272	14,612	14,017

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Net income	$27,037	$42,354	$38,465	$65,840
Other comprehensive income:
Foreign currency translation adjustment	8	-	19	-
Comprehensive income	27,045	42,354	38,484	65,840
Less: Net income attributable to non-controlling interests	(1,165)	(1,011)	(2,530)	(1,011)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,068)	(5,046)	(4,231)	(8,513)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	(1)	-	(2)	-
Comprehensive income attributable to One Water Marine Holdings, Inc.	$22,811	$36,297	$31,721	$56,316

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2022	14,212	$142	1,430	$14	$180,296	$204,880	$59,552	$(7)	$444,877
Net income	-	-	-	-	-	8,900	2,528	-	11,428
Distributions to members	-	-	-	-	-	(10)	(309)	-	(319)
Shares issued upon vesting of equity-based awards, net of tax withholding	86	1	-	-	(755)	-	-	-	(754)
Equity-based compensation	-	-	-	-	2,572	-	-	-	2,572
Currency translation adjustment	-	-	-	-	-	-	1	10	11
Balance at December 31, 2022	14,298	$143	1,430	$14	$182,113	$213,770	$61,772	$3	$457,815
Net income	-	-	-	-	-	22,804	4,233	-	27,037
Distributions to members	-	-	-	-	-	(2)	(70)	-	(72)
Shares issued upon vesting of equity-based awards, net of tax withholding	27	-	-	-	(386)	-	-	-	(386)
Shares issued as part of employee stock purchase plan	44	1	-	-	1,062	-	-	-	1,063
Repurchase and Retirement of Treasury	(63)	(1)	-	-	(760)	(818)	-	-	(1,579)
Equity-based compensation	-	-	-	-	2,491	-	-	-	2,491
Currency translation adjustment	-	-	-	-	-	-	1	7	8
Balance at March 31, 2023	14,306	$143	1,430	$14	$184,520	$235,754	$65,936	$10	$486,377

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2021	13,277	$133	1,819	$18	$150,825	$74,952	$28,905	$-	$254,833
Net income	-	-	-	-	-	20,019	3,467	-	23,486
Distributions to members	-	-	-	-	-	(442)	(177)	-	(619)
Non-controlling interest in subsidiary	-	-	-	-	-	-	19,311	-	19,311
Exchange of B shares for A shares	389	4	(389)	(4)	7,405	-	(7,405)	-	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	-	-	-	-	(283)	-	-	-	(283)
Shares issued upon vesting of equity-based awards, net of tax withholding	53	1	-	-	(469)	-	-	-	(468)
Shares issued in connection with a business combination	133	1	-	-	6,833	-	-	-	6,834
Equity-based compensation	-	-	-	-	2,100	-	-	-	2,100
Balance at December 31, 2021	13,852	$139	1,430	$14	$166,411	$94,529	$44,101	$-	$305,194
Net income	-	-	-	-	-	36,297	6,057	-	42,354
Distributions to members	-	-	-	-	-	(266)	(605)	-	(871)
Exchange of B shares for A shares	-	-	-	-	(574)	-	574	-	-
Shares issued upon vesting of equity-based awards, net of tax withholding	27	-	-	-	(455)	-	-	-	(455)
Equity-based compensation	-	-	-	-	2,713	-	-	-	2,713
Balance at March 31, 2022	13,879	$139	1,430	$14	$168,095	$130,560	$50,127	$-	$348,935

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

For the Six Months Ended March 31	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,465	$65,840
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,542	6,541
Equity-based awards	5,063	4,813
Loss (gain) on asset disposals	210	(14)
Non-cash interest expense	3,077	626
Deferred income tax provision	1,453	3,463
Change in fair value of contingent consideration	327	7,904
Loss on equity investment	280	-
(Increase) decrease in assets:
Accounts receivable	(22,893)	(44,119)
Inventories	(214,150)	(113,879)
Prepaid expenses and other current assets	11,181	(14,189)
Other assets	(1,812)	(50)
Increase (decrease) in liabilities:
Accounts payable	5,726	26,363
Other payables and accrued expenses	(1,288)	4,810
Tax receivable agreement liability	-	313
Customer deposits	(7,440)	8,156
Net cash used in operating activities	(169,259)	(43,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(12,029)	(7,993)
Proceeds from disposal of property and equipment	287	22
Cash used for additions to intangible assets	(26)	-
Cash used in acquisitions, net of cash acquired	(28,611)	(288,894)
Net cash used in investing activities	(40,379)	(296,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	216,063	140,619
Proceeds from long-term debt	30,000	240,000
Payments on long-term debt	(11,874)	(13,842)
Payments of debt issuance costs	-	(4,053)
Payments of contingent consideration	(11,787)	(53)
Payments of tax withholdings for equity-based awards	(1,140)	(923)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	1,063	-
Distributions to members	(391)	(6,453)
Repurchase and retirement of Class A common stock	(1,579)	-
Net cash provided by financing activities	220,355	355,295

Effects of exchange rate changes on cash and restricted cash	19	-

Net change in cash	10,736	15,008
Cash and restricted cash at beginning of period	60,947	73,949
Cash and restricted cash at end of period	$71,683	$88,957

Supplemental cash flow disclosures:
Cash paid for interest	$23,362	$5,925
Cash paid for income taxes	13,388	6,310

Noncash items:
Acquisition purchase price funded by seller notes payable	$-	$1,126
Acquisition purchase price funded by contingent consideration	2,550	15,321
Accrued purchase consideration	-	-
Acquisition purchase price funded by issuance of Class A common stock	-	6,834
Purchase of property and equipment funded by long-term debt	1,053	529
Right-of-use assets obtained in exchange for new operating lease liabilities	7,978	36,174
Acquisition purchase price funded by affiliate financing	10,600	-
Settlement of affiliate financing with proceeds from sale and leaseback	10,600	-

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
The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of March 31, 2023, the Company operated a total of 100 retail locations, 12 distribution centers/warehouses and multiple online marketplaces in 20 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 41.6% and 43.8% of total sales for the six months ended March 31, 2023 and 2022, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 14.2% and 15.1% of consolidated revenue for the six months ended March 31, 2023 and 2022, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, OneWater Inc. conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of March 31, 2023, OneWater Inc. owned 90.9% of the economic interest of OneWater LLC.
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
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2023 and September 30, 2022, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.
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
Identifiable intangible assets primarily consist of trade names, developed technologies, including design libraries, and customer relationships related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the Company, and therefore, are not subject to amortization. Developed technologies and customer relationships are amortized over their estimated useful lives of ten years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in the fair value of the identifiable assets.
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

Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.3 million and $3.7 million as of March 31, 2023 and September 30, 2022.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2023 and March 31, 2022.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel or part/accessory is transferred to the customer. The activity in customer deposits for the three and six months ended March 31, 2023 is as follows:

($ in thousands)	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Beginning contract liability	$60,084	$65,460
Revenue recognized from contract liabilities included in the beginning balance	(45,025)	(58,229)
Increases due to business combinations and cash received, net of amounts recognized in revenue during the period	43,961	51,789
Ending contract liability	$59,020	$59,020
The following tables set forth percentages on the timing of revenue recognition for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Goods and services transferred at a point in time	94.6%	95.2%
Goods and services transferred over time	5.4%	4.8%
Total Revenue	100.0%	100.0%

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Goods and services transferred at a point in time	93.9%	94.3%
Goods and services transferred over time	6.1%	5.7%
Total Revenue	100.0%	100.0%
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
4.    Acquisitions
The results of operations of acquisitions are included in the accompanying unaudited condensed consolidated financial statements from the acquisition date. The purchase price of acquisitions is allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. For the acquisitions of Taylor Marine Centers and Harbor View Marine, the valuation of tangible assets, assumed liabilities and identifiable intangible assets are preliminary as the acquisitions are subject to certain customary closing and post-closing adjustments.
For the six months ended March 31, 2023, the Company completed the following transactions:
•On October 1, 2022, Taylor Marine Centers with locations in Maryland and Delaware
•On December 1, 2022, Harbor View Marine with locations in Alabama and Florida

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
The table below summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

Summary of Assets Acquired and Liabilities Assumed
($ in thousands)	Total Acquisitions
Accounts receivable	$188
Inventories	6,232
Prepaid expenses	73
Property and equipment	11,587
Operating lease right-of-use assets	2,952
Identifiable intangible assets	8,800
Goodwill	18,480
Accounts payable	(17)
Accrued expenses	(354)
Customer deposits	(1,000)
Notes payable - floor plan	(2,228)
Operating lease liabilities	(2,952)
Aggregate acquisition date fair value	$41,761

Consideration transferred	$41,761
In connection with the acquisition of Harbor View Marine, an entity affiliated with the Company agreed to acquire the real estate for the two acquired locations, in effect providing non-cash financing. The Company has accounted for this transaction as a sale and leaseback of the properties in our unaudited condensed consolidated financial statements. There was no gain or loss recorded as part of the transaction. The leases for the two properties include an initial term of 15 years and two, five-year renewal options. The leases are accounted for as operating leases and are included in the operating lease right-of-use assets and operating lease liabilities on the unaudited condensed consolidated balance sheet.
We expect substantially all of the goodwill related to acquisitions completed during the six months ended March 31, 2023 to be deductible for federal income tax purposes. The fair value of trade name intangible assets as of the acquisition date were determined using the relief from royalty model.
Included in our results for the three and six months ended March 31, 2023, the acquisitions contributed $18.0 million and $26.7 million to our consolidated revenue and $2.2 million and $2.7 million to our income before income tax expense, respectively. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.1 million and $1.0 million for the three and six months ended March 31, 2023, respectively. Comparatively, we recorded $0.7 million and $3.7 million in acquisition related transaction costs for the three and six months ended March 31, 2022, respectively.
The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month period ended March 31, 2023 and 2022 had occurred on October 1, 2021:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
($ in thousands)	(Unaudited)
Pro forma revenue	$524,331	$489,940
Pro forma net income	$27,037	$48,350

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
($ in thousands)	(Unaudited)
Pro forma revenue	$893,694	$918,076
Pro forma net income	$38,579	$74,266
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
Accounts receivable consisted of the following:

($ in thousands)	March 31, 2023	September 30, 2022
Contracts in transit	$42,631	$14,543
Trade accounts receivable	31,543	37,359
Manufacturer receivable	7,747	7,224
Total accounts receivable	81,921	59,126
Less – allowance for credit losses	(881)	(1,166)
Total accounts receivable, net	$81,040	$57,960
6.    Inventories
Inventories consisted of the following at:

($ in thousands)	March 31, 2023	September 30, 2022
New vessels	$443,885	$243,090
Pre-owned vessels	66,522	51,607
Work in process, parts and accessories	82,940	78,262
	$593,347	$372,959
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

	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2022	378,588	186,779	14,274	101,230	1,970	2,218	306,471
Acquisitions during the six months ended March 31, 2023	18,480	8,800	-	-	-	26	8,826
Other adjustments during the six months ended March 31, 2023	401	-	-	-	-	-	-
Accumulated amortization for the six months ended March 31, 2023	-	-	(773)	(5,374)	(208)	(231)	(6,586)
Net balance as of March 31, 2023	$397,469	$195,579	$13,501	$95,856	$1,762	$2,013	$308,711

Amortization expense was $3.3 million and $6.6 million for the three and six months ended March 31, 2023, and is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense was $2.6 million for the three and six months ended March 31, 2022. For acquisitions during the six months ended March 31, 2023, the weighted average useful life of internally developed software is 5 years.
The following table summarizes the expected amortization expense for fiscal years 2023 through 2027 and thereafter ($ in thousands):

2023 (excluding the six months ended March 31, 2023)	$6,587
2024	13,175
2025	13,175
2026	13,175
2027	12,987
Thereafter	54,033
$113,132
As of March 31, 2023, the carrying value of goodwill totaled $397.5 million, of which $298.5 million was related to our Dealerships reporting segment and $99.0 million was related to our Distribution reporting segment. As of September 30, 2022, the carrying value of goodwill totaled approximately $378.6 million, of which $280.0 million was related to our Dealerships reporting segment and $98.6 million was related to our Distribution reporting segment.
8.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On February 14, 2023, the Company and certain of its subsidiaries entered into the Fourth Amendment to the Seventh Amended and Restated Inventory Financing Agreement (as amended, the “Inventory Financing Facility”) with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available under the Inventory Financing Facility to $550.0 million. The Inventory Financing Facility expires on December 1, 2023. The outstanding balance of the facility was $485.4 million and $267.1 million, as of March 31, 2023 and September 30, 2022, respectively.
Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats in calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of March 31, 2023 the interest rate on the Inventory Financing Facility ranged from 7.49% to 9.74% for new inventory and 7.74% to 9.99% for pre-owned inventory. As of September 30, 2022 the interest rate on the Inventory Financing Facility ranged from 5.33% to 7.58% for new inventory and 5.58% to 7.83% for pre-owned inventory. Borrowing capacity available at March 31, 2023 and September 30, 2022 was $64.6 million and $232.9 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at March 31, 2023.
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

The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at March 31, 2023.
Long-term debt consisted of the following at:

($ in thousands)	March 31, 2023	September 30, 2022
Term note payable to Truist Bank, secured and bearing interest at 6.98% at March 31, 2023 and 5.31% at September 30, 2022. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on August 9, 2027	$433,875	$445,000
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.65% at March 31, 2023. The note requires full repayment on August 9, 2027	30,000	-
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.4% per annum. The notes require monthly installment payments of principal and interest ranging from $100 to $5,600 through July 2028	4,477	4,173
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	2,056
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024	1,126	1,126
Total debt outstanding	471,534	452,355
Less current portion (net of debt issuance costs)	(23,919)	(21,642)
Less unamortized portion of debt issuance costs	(8,359)	(9,551)
Long-term debt, net of current portion and unamortized debt issuance costs	$439,256	$421,162
10.    Stockholders’ and Members’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,573,446. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
During the six months ended March 31, 2023, the Board approved the grant of 83,036 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. Of this amount, 13,288 performance-based restricted stock units fully vest on October 1, 2023 and the remaining 69,748 restricted stock units vest in three equal annual installments commencing on October 1, 2023. As of March 31, 2023, the Company estimated achievement of the performance targets at 100%.
During the six months ended March 31, 2023, the Board approved the grant of 133,735 time-based restricted stock units. Of this amount, 22,550 restricted stock units fully vest on October 1, 2023 and the remaining 111,185 restricted stock units vest in three equal annual installments commencing on October 1, 2023.

Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.3 million and $2.7 million of compensation expense for the three months ended March 31, 2023 and 2022, respectively, which includes $1.1 million and $1.7 million of compensation expense for the three months ended March 31, 2023 and 2022, respectively, for performance-based restricted stock units. The Company recognized $4.7 million and $4.8 million of compensation expense for the six months ended March 31, 2023 and 2022, respectively, which includes $2.2 million and $2.7 million of compensation expense for the six months ended March 31, 2023 and 2022, respectively, for the performance-based restricted stock units.
The following table further summarizes activity related to restricted stock units for the six months ended March 31, 2023:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2022	559,793	$28.01
Awarded	216,771	30.08
Vested	(151,393)	22.61
Forfeited	(1,000)	40.21
Unvested at March 31, 2023	624,171	$30.02
As of March 31, 2023, the total unrecognized compensation expense related to outstanding equity awards was $8.1 million, which the Company expects to recognize over a weighted-average period of 1.3 years.
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
The following table sets forth the calculation of earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

Earnings per share:	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net income attributable to OneWater Inc.	$22,804	$36,297

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	14,340	13,864
Effect of dilutive securities:
Restricted stock units	315	408
Employee Stock Purchase Plan	-	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,655	14,272

Earnings per share of Class A common stock – basic	$1.59	$2.62
Earnings per share of Class A common stock – diluted	$1.56	$2.54

The following table sets forth the calculation of earnings per share for the six months ended March 31, 2023 and 2022 (in thousands, except per share data):

Earnings per share:	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Numerator:
Net income attributable to OneWater Inc.	$31,704	$56,316

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	14,318	13,619
Effect of dilutive securities:
Restricted stock units	291	398
Employee Stock Purchase Plan	3	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,612	14,017

Earnings per share of Class A common stock – basic	$2.21	$4.14
Earnings per share of Class A common stock – diluted	$2.17	$4.02
On March 30, 2022, the Board approved a share repurchase program up to $50 million. During the six months ended March 31, 2023, the Company repurchased and retired 63,353 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.6 million. As of March 31, 2023 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of March 31, 2023, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Class B common stock	1,430	1,430
Restricted Stock Units	290	199
	1,720	1,629

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Class B common stock	1,430	1,625
Restricted Stock Units	322	217
	1,752	1,842
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

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 449,257 shares of the Company’s Class A common stock may be issued under the ESPP as of March 31, 2023, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation of $0.2 million and $0.4 million during the three and six months ended March 31, 2023, respectively, related to the ESPP. As of March 31, 2023, the Company had current liabilities of $0.5 million for future purchases of shares under the ESPP. During the six months ended March 31, 2023, 43,692 shares were issued under the ESPP at an average price per share of $24.31.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility in our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the weighted-average assumptions used for the period ended March 31, 2023:

2023
Dividend yield	0.0%
Risk-free interest rate	4.8%
Volatility	45.6%
Expected life	Six months
Distributions
During the six months ended March 31, 2023, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.
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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and September 30, 2022

	March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$492	$-	$-	$492
Liabilities:
Contingent Consideration	-	-	26,275	26,275

	September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$772	$-	$-	$772
Liabilities:
Contingent Consideration	-	-	37,402	37,402
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three and six months ended March 31, 2023.
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in other expense (income), net, in the unaudited condensed consolidated statements of operations. The fair value of equity investments is measured using quoted prices in its active markets. The investment in equity securities balance is recorded in other long-term assets in the unaudited condensed consolidated balance sheets and consists of a $0.5 million investment in Forza X1, Inc.
The portion of unrealized losses recognized related to equity securities still held as of March 31, 2023 consists of the following:

($ in thousands)	Three Months Ended March 31, 2023
Net losses recognized during the period on equity securities	$20
Less net losses recognized during the period on equity securities sold during the period	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$20

($ in thousands)	Six Months Ended March 31, 2023
Net losses recognized during the period on equity securities	$280
Less net losses recognized during the period on equity securities sold during the period	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$280
There were no unrealized gains or losses recognized for the three and six months ended March 31, 2022 related to equity securities.
We estimate the fair value of contingent consideration using a probability-weighted discounted cash flow model based on forecasted future earnings or other agreed upon metrics including the production of acquisition leads. The acquisition contingent consideration liability has been accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The contingent consideration balance is recorded in other payables and accrued expenses and other long-term liabilities in the unaudited condensed consolidated balance sheets. Changes in fair value and net present value of contingent consideration are recorded in change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations. The fair value of contingent consideration is reassessed on a quarterly basis.

The following table sets forth the changes in fair value of our contingent consideration for the three and six months ended March 31, 2023:

($ in thousands)	Three Months Ended March 31, 2023
Balance as of December 31, 2022	$32,817
Additions from acquisitions	—
Settlement of contingent consideration	(8,278)
Change in fair value, including accretion	1,736
Balance as of March 31, 2023	$26,275

($ in thousands)	Six Months Ended March 31, 2023
Balance as of September 30, 2022	$37,402
Additions from acquisitions	2,550
Settlement of contingent consideration	(14,004)
Change in fair value, including accretion	327
Balance as of March 31, 2023	$26,275
12.    Income Taxes
The Company is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.
Our effective tax rates of 22.8% and 23.2% for the three months ending March 31, 2023 and 2022, respectively, and 22.8% and 21.2% for the six months ending March 31, 2023 and 2022, respectively, differ from statutory rates primarily due to earnings allocated to non-controlling interests.
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
As of March 31, 2023 and September 30, 2022, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2020. In November 2022, the Company received notification that the IRS intends to commence an audit of the federal income tax return of OneWater LLC’s partnership for the tax year ended December 31, 2020. Audit outcomes and the timing of settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of March 31, 2023 and September 30, 2022, our liability under the Tax Receivable Agreement was $46.4 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
15.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $26.0 million and $25.0 million for the three months ended March 31, 2023 and 2022, respectively, and $47.4 million and $58.2 million for the six months ended March 31, 2023 and 2022, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.7 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, and $1.1 million and $1.3 million for the six months ended March 31, 2023 and 2022, respectively. Additionally, see Note 4 for information regarding a sale and leaseback transaction with an entity affiliated with the Company in connection with an acquisition by the Company.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were less than $0.1 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively, and $1.0 million and $4.9 million for the six months ended March 31, 2023 and 2022, respectively.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. Total payments recorded under these arrangements were $0.1 million for the three months ended March 31, 2023, and $0.1 million for each of the six months ended March 31, 2023 and 2022. No payments were recorded under these arrangements for the three months ended March 31, 2022.
In connection with transactions noted above, the Company owed less than $0.1 million and $2.0 million as recorded within accounts payable as of March 31, 2023 and September 30, 2022, respectively. Additionally, the Company was due $1.0 million and $0.2 million as recorded within accounts receivable as of March 31, 2023 and September 30, 2022, respectively.
16.    Segment Information
As of March 31, 2023, we had two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.
Reportable segment financial information as of and for the three and six months ended March 31, 2023 are as follows:

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	Dealerships	Distribution	Total
Revenue	$478,348	$45,983	$524,331
Income (loss) from operations	48,386	504	48,890

Depreciation and amortization	2,564	3,796	6,360
Transaction costs	241	-	241
Change in fair value of contingent consideration	1,626	110	1,736

Total assets	1,361,097	409,354	1,770,451

	As of and for the Six Months Ended March 31, 2023
($ in thousands)	Dealerships	Distribution	Total
Revenue	$805,121	$85,869	$890,990
Income (loss) from operations	78,239	(2,813)	75,426

Depreciation and amortization	4,938	7,604	12,542
Transaction costs	1,423	148	1,571
Change in fair value of contingent consideration	83	244	327

Total assets	1,361,097	409,354	1,770,451
The Company identified the change in reportable segments as of August 9, 2022 and as such no financial information is presented as of and for the three and six months ended March 31, 2022.

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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 100 retail locations, 12 distribution centers/warehouses and multiple online marketplaces as of March 31, 2023. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 13 of the markets in which we operate. Additionally, the recent acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem have significantly expanded our sales of marine-related parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution.
As of March 31, 2023, the Dealerships segment includes operations of 100 dealerships in 16 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 91% and 90% of revenues for the three and six months ended March 31, 2023, respectively. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2022, we sold over 10,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of March 31, 2023, the Distribution segment includes the activity of three of our fully-owned businesses, PartsVu, Ocean Bio-Chem and T-H Marine and its subsidiaries, which together operate 12 distribution centers/warehouses in Alabama, Florida, Texas, Oklahoma, Indiana, Tennessee and Illinois and represents approximately 9% and 10% of revenues for the three and six months ended March 31, 2023, respectively. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 79 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 32 acquisitions. Our current portfolio as of March 31, 2023 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

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
Impact of COVID-19
The COVID-19 pandemic and its related effects have, to date, positively impacted our sales as more customers desire to engage in outdoor recreational activities that can be enjoyed close to first or second homes, in a socially distanced manner. However, the COVID-19 pandemic also caused significant supply chain challenges as suppliers were faced with business closures and shipping delays. This led to an industry wide inventory shortage of boats, engines and certain marine parts. As of March 31, 2023, we have seen considerable improvements in the supply chain and believe we are returning to the more traditional seasonal cycles of our business. The ultimate impact of a resurgence of COVID-19 or another global pandemic and its related effects remains uncertain and depends on various factors including consumer demand, our ability to safely operate locations and the existence and extent of a prolonged economic downturn.
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
General Economic Conditions
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of a global pandemic, supply chain constraints, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which we operate dealerships, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes and other storms, environmental conditions, and global public health concerns and events could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.
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
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 17.9% and 17.2% to revenue in the three months ended March 31, 2023 and 2022, respectively, and 19.3% and 15.8% to revenue in the six months ended March 31, 2023 and 2022, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 33.6% and 28.9% to gross profit in the three months ended March 31, 2023 and 2022, respectively, and 33.7% and 27.9% to gross profit in the six months ended March 31, 2023 and 2022, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories business through PartsVu, T-H Marine and Ocean Bio-Chem) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
Fiscal 2023 Year-to-date Acquisitions
•Effective October 1, 2022, we acquired Taylor Marine Centers, a full-service marine retailer with locations in Maryland and Delaware.
•Effective December 1, 2022, we acquired Harbor View Marine, a full-service marine retailer with locations in Florida and Alabama.
We refer to the fiscal year 2023 acquisitions described above collectively as the ‘‘2023 Acquisitions.’’ The acquisition of Taylor Marine Centers is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023. The acquisition of Harbor View Marine is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and partially reflected for the six months ended March 31, 2023.
Fiscal Year 2022 Acquisitions
•Effective October 1, 2021, we acquired Naples Boat Mart, a full-service marine retailer with one location in Florida.
•Effective November 30, 2021, we acquired T-H Marine, a leading provider of branded marine parts and accessories for OEMs and the aftermarket, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas.
•Effective December 1, 2021, we acquired Norfolk Marine Company, a full-service marine retailer with one location in Virginia.
•Effective December 31, 2021, we acquired a majority interest in Quality Boats, a full-service marine retailer with three locations in Florida.
•Effective February 1, 2022 we acquired JIF Marine, a leading supplier of stainless steel ladders, dock products and other accessories which is based in Tennessee.
•Effective March 1, 2022, we acquired YakGear, a leading supplier of kayak equipment, paddle sport accessories and boat mounting accessories which is based in Texas.
•Effective April 1, 2022, we acquired Denison Yachting, a leader in yacht and superyacht sales as well as ancillary yacht services, with 20 locations.
•Effective August 9, 2022, we acquired Ocean Bio-Chem, including Star Brite Europe, Inc., a leading supplier and distributor of appearance, cleaning and maintenance products for the marine industry and the automotive, powersports, recreational vehicles, and outdoor power equipment markets with locations in Alabama and Florida.
We refer to the fiscal year 2022 acquisitions described above collectively as the “2022 Acquisitions.” The acquisition of Naples Boat Mart is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022. The acquisitions of T-H Marine, Norfolk Marine Company and Quality Boats are fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and partially reflected for the six months ended March 31, 2022. The acquisitions of JIF Marine and YakGear are partially reflected in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022. The remaining 2022 Acquisitions are not reflected in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022.
Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.
•OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc.’s effective tax rates were 22.8% and 21.2% for the six months ended March 31, 2023 and 2022, respectively.

•As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general, and administrative expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
Results of Operations
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$355,284	67.8%	$290,020	65.6%	$65,264	22.5%
Pre-owned boat	75,394	14.4%	75,854	17.2%	(460)	-0.6%
Finance & insurance income	15,324	2.9%	14,948	3.4%	376	2.5%
Service, parts & other	78,329	14.9%	61,305	13.9%	17,024	27.8%
Total revenues	524,331	100.0%	442,127	100.0%	82,204	18.6%

Gross Profit
New boat	80,258	15.3%	81,414	18.4%	(1,156)	-1.4%
Pre-owned boat	17,214	3.3%	19,895	4.5%	(2,681)	-13.5%
Finance & insurance	15,324	2.9%	14,948	3.4%	376	2.5%
Service, parts & other	33,901	6.5%	26,285	5.9%	7,616	29.0%
Total gross profit	146,697	28.0%	142,542	32.2%	4,155	2.9%

Selling, general and administrative expenses	90,193	17.2%	75,492	17.1%	14,701	19.5%
Depreciation and amortization	5,637	1.1%	4,727	1.1%	910	19.3%
Transaction costs	241	—%	776	0.2%	(535)	-68.9%
Change in fair value of contingent consideration	1,736	0.3%	2,158	0.5%	(422)	-19.6%

Income from operations	48,890	9.3%	59,389	13.4%	(10,499)	-17.7%

Interest expense – floor plan	5,472	1.0%	1,048	0.2%	4,424	422.1%
Interest expense – other	8,604	1.6%	3,097	0.7%	5,507	177.8%
Other (income) expense, net	(187)	—%	109	—%	(296)	-271.6%
Income before income tax expense	35,001	6.7%	55,135	12.5%	(20,134)	-36.5%
Income tax expense	7,964	1.5%	12,781	2.9%	(4,817)	-37.7%
Net income	27,037	5.2%	42,354	9.6%	(15,317)	-36.2%
Less: Net income attributable to non-controlling interests	(1,165)		(1,011)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,068)		(5,046)
Net income attributable to OneWater Marine Inc.	$22,804		$36,297
Revenue
Overall, revenue increased by $82.2 million, or 18.6%, to $524.3 million for the three months ended March 31, 2023 from $442.1 million for the three months ended March 31, 2022. Revenue increased due to Dealership same-store sales growth of 11% as well as acquisition growth. The overall revenue increase is primarily attributable to a $65.3 million increase in new boat sales and a $17.0 million increase in service, parts and other sales for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

New Boat Sales
New boat sales increased by $65.3 million, or 22.5%, to $355.3 million for the three months ended March 31, 2023 from $290.0 million for the three months ended March 31, 2022. The increase was primarily attributable to an increase in both unit sales and the average sales price driven by Dealership same-store sales growth and acquisition growth.
Pre-owned Boat Sales
Pre-owned boat sales were flat, decreasing by $0.5 million, or 0.6%, to $75.4 million for the three months ended March 31, 2023 from $75.9 million for the three months ended March 31, 2022. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The decrease in pre-owned boat sales was primarily attributable to a decrease in consignment sales, offset by an increase in pre-owned boat sales from trade-ins.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $0.4 million, or 2.5%, to $15.3 million for the three months ended March 31, 2023 from $14.9 million for the three months ended March 31, 2022. The increase was primarily a result of the increase in new boat sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $17.0 million, or 27.8%, to $78.3 million for the three months ended March 31, 2023 from $61.3 million for the three months ended March 31, 2022. The increase in service, parts & other sales is primarily due to the contributions from our recently acquired parts and accessories businesses, including Ocean Bio Chem, as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new boat sales at our dealerships. Total revenue for the Distribution segment was $46.0 million for the three months ended March 31, 2023.
Gross Profit
Overall, gross profit increased by $4.2 million, or 2.9%, to $146.7 million for the three months ended March 31, 2023 from $142.5 million for the three months ended March 31, 2022. This increase was primarily due to the impact of the 2023 Acquisitions and 2022 Acquisitions, the Company’s focus on dynamic pricing and the overall increase in Dealership same-store sales. Overall gross margins decreased 420 basis points to 28.0% for the three months ended March 31, 2023 from 32.2% for the three months ended March 31, 2022 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $1.2 million, or 1.4%, to $80.3 million for the three months ended March 31, 2023 from $81.4 million for the three months ended March 31, 2022. This decrease was primarily due to the decrease in new boat gross profit margin. New boat gross profit margin was 22.6% for the three months ended March 31, 2023 as compared to 28.1% in the three months ended March 31, 2022. The decrease in new boat gross profit and gross profit margin is due primarily to a return of industry seasonality; however, new boat gross profit margins for the three months ended March 31, 2023 remained above pre-pandemic margins.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $2.7 million, or 13.5%, to $17.2 million for the three months ended March 31, 2023 from $19.9 million for the three months ended March 31, 2022. The decrease in pre-owned boat gross profit was primarily driven by the decrease in pre-owned boat gross profit margin as a result of returning industry seasonality as well as a decrease in brokerage sales. Pre-owned boat gross profit margin was 22.8% and 26.2% for the three months ended March 31, 2023 and 2022, respectively. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue.
Finance & Insurance Gross Profit
Finance & insurance gross profit increased by $0.4 million, or 2.5%, to $15.3 million for the three months ended March 31, 2023 from $14.9 million for the three months ended March 31, 2022. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.

Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $7.6 million, or 29.0%, to $33.9 million for the three months ended March 31, 2023 from $26.3 million for the three months ended March 31, 2022. Service, parts & other gross profit margin was 43.3% and 42.9% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross profit was primarily the result of the acquisitions in our Distribution segment as well as our Dealership same-store sales growth.
Selling, General & Administrative Expenses
Selling, general & administrative expenses increased by $14.7 million, or 19.5%, to $90.2 million for the three months ended March 31, 2023 from $75.5 million for the three months ended March 31, 2022. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. Selling, general & administrative expenses as a percentage of revenue was flat at 17.2% and 17.1% for the three months ended March 31, 2023 and 2022, respectively, due primarily to increased marketing costs associated with increased boat show participation and higher costs associated with our service, parts & other business. This increase was offset by our ability to leverage our expense structure across the increase in Dealership same-store sales.
Depreciation and Amortization
Depreciation and amortization expense increased $0.9 million, or 19.3%, to $5.6 million for the three months ended March 31, 2023 compared to $4.7 million for the three months ended March 31, 2022. The increase in depreciation and amortization expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to an increase in amortization of identifiable intangible assets, primarily attributable to the 2022 Acquisitions.
Transaction Costs
The decrease in transaction costs of $0.5 million, or 68.9%, to $0.2 million for the three months ended March 31, 2023 compared to $0.8 million for the three months ended March 31, 2022 was primarily attributable to a reduction in acquisition activity during the second quarter of the current year compared to the previous year.
Change in Fair Value of Contingent Consideration
During the three months ended March 31, 2023, we recognized a loss of $1.7 million related to updated forecasts and accretion of contingent consideration liabilities related to acquisitions completed in fiscal years 2021, 2022 and 2023.
Income from Operations
Income from operations decreased $10.5 million, or 17.7%, to $48.9 million for the three months ended March 31, 2023 compared to $59.4 million for the three months ended March 31, 2022. The decrease was primarily attributable to the $14.7 million increase in selling, general and administrative expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, partially offset by a $4.2 million increase in gross profit during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan increased $4.4 million, or 422.1%, to $5.5 million for the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022. Floor plan related interest expense increased primarily due to an increase in the average inventory for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as well as an increase in interest rates.
Interest Expense – Other
Interest expense – other increased by $5.5 million, or 177.8%, to $8.6 million for the three months ended March 31, 2023 compared to $3.1 million for the three months ended March 31, 2022. The increase in interest expense – other was related to the increase in our long-term debt which was primarily used to fund certain 2022 acquisitions, as well as rising interest rates.
Other (Income) Expense, Net
Other (income) expense, net changed by $0.3 million, or 271.6%, to $0.2 million of income for the three months ended March 31, 2023 compared to $0.1 million of expense for the three months ended March 31, 2022. The change was primarily related to the exchange rates gains recognized during the three months ended March 31, 2023 compared to the losses recognized during three months ended March 31, 2022.
Income Tax Expense
Income tax expense decreased $4.8 million, or 37.7%, to $8.0 million for the three months ended March 31, 2023 compared to $12.8 million for the three months ended March 31, 2022. The decrease was primarily attributable to the 36.5% decrease in income before income tax expense for the three months ended March 31, 2023 as compared to March 31, 2022.

Net Income (Loss)
Net income decreased by $15.3 million to $27.0 million for the three months ended March 31, 2023 compared to $42.4 million for the three months ended March 31, 2022. The decrease was primarily attributable to the $14.7 million increase in selling, general & administrative expenses, the $5.5 million increase in interest expense – other and the $4.4 million increase in interest expense – floor plan for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was partially offset by a $4.2 million increase in gross profit and the $4.8 million decrease in income tax expense for the three months ended March 31, 2023 compared to March 31, 2022.
Six Months Ended March 31, 2023, Compared to Six Months Ended March 31, 2022

	For the Six Months Ended March 31, 2023		For the Six Months Ended March 31, 2022		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$587,689	66.0%	$526,218	67.6%	$61,471	11.7%
Pre-owned boat	131,172	14.7%	129,303	16.6%	1,869	1.4%
Finance & insurance income	24,258	2.7%	24,255	3.1%	3	—%
Service, parts & other	147,871	16.6%	98,623	12.7%	49,248	49.9%
Total revenues	890,990	100.0%	778,399	100.0%	112,591	14.5%

Gross Profit
New boat	137,405	15.4%	141,716	18.2%	(4,311)	-3.0%
Pre-owned boat	32,688	3.7%	33,974	4.4%	(1,286)	-3.8%
Finance & insurance	24,258	2.7%	24,255	3.1%	3	—%
Service, parts & other	62,334	7.0%	43,562	5.6%	18,772	43.1%
Total gross profit	256,685	28.8%	243,507	31.3%	13,178	5.4%

Selling, general and administrative expenses	168,031	18.9%	134,588	17.3%	33,443	24.8%
Depreciation and amortization	11,330	1.3%	6,476	0.8%	4,854	75.0%
Transaction costs	1,571	0.2%	3,821	0.5%	(2,250)	-58.9%
Change in fair value of contingent consideration	327	—%	7,904	1.0%	(7,577)	-95.9%

Income from operations	75,426	8.5%	90,718	11.7%	(15,292)	-16.9%

Interest expense – floor plan	10,251	1.2%	1,925	0.2%	8,326	432.5%
Interest expense – other	16,188	1.8%	4,626	0.6%	11,562	249.9%
Other (income) expense, net	(826)	-0.1%	657	0.1%	(1,483)	-225.7%
Income before income tax expense	49,813	5.6%	83,510	10.7%	(33,697)	-40.4%
Income tax expense	11,348	1.3%	17,670	2.3%	(6,322)	-35.8%
Net income	38,465	4.3%	65,840	8.5%	(27,375)	-41.6%
Less: Net income attributable to non-controlling interests	(2,530)		(1,011)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(4,231)		(8,513)
Net income attributable to OneWater Marine Inc.	$31,704		$56,316
Revenue
Overall, revenue increased by $112.6 million, or 14.5%, to $891.0 million for the six months ended March 31, 2023 from $778.4 million for the six months ended March 31, 2022. Overall revenue increased primarily due to acquisition growth, driven by a $61.5 million increase in new boat sales and a $49.3 million increase in service, parts and other sales for the six months ended March 31, 2023 compared to the six months ended March 31, 2022, as a result of the 2022 Acquisitions and 2023 Acquisitions, as well as an increase in new boat average sales price.

New Boat Sales
New boat sales increased by $61.5 million, or 11.7%, to $587.7 million for the six months ended March 31, 2023 from $526.2 million for the six months ended March 31, 2022. The increase was primarily attributable to an increase in average sales price as well as a mild increase in unit sales.
Pre-owned Boat Sales
Pre-owned boat sales increased by $1.9 million, or 1.4%, to $131.2 million for the six months ended March 31, 2023 from $129.3 million for the six months ended March 31, 2022. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in the number of units sold as well as growth in brokerage sales.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income remained flat at $24.3 million for the six months ended March 31, 2023 and 2022. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $49.2 million, or 49.9%, to $147.9 million for the six months ended March 31, 2023 from $98.6 million for the six months ended March 31, 2022. The increase in service, parts & other sales is primarily due to the contributions from our recently acquired parts and accessories businesses, including Ocean Bio Chem, as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales at our dealerships. Total revenue for the Distribution segment was $85.9 million for the six months ended March 31, 2023.
Gross Profit
Overall, gross profit increased by $13.2 million, or 5.4%, to $256.7 million for the six months ended March 31, 2023 from $243.5 million for the six months ended March 31, 2022. This increase was primarily due to the impact of the 2023 Acquisitions and 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins decreased 250 basis points to 28.8% for the six months ended March 31, 2023 from 31.3% for the six months ended March 31, 2022 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $4.3 million, or 3.0%, to $137.4 million for the six months ended March 31, 2023 from $141.7 million for the six months ended March 31, 2022. This decrease was primarily due to the decrease in new boat gross profit margin. New boat gross profit margin was 23.4% for the six months ended March 31, 2023 as compared to 26.9% in the six months ended March 31, 2022. The decrease in new boat gross profit and gross profit margin is due primarily to a returning of industry seasonality; however, new boat gross profit margins for the six months ended March 31, 2023 remained well ahead of pre-pandemic margins.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $1.3 million, or 3.8%, to $32.7 million for the six months ended March 31, 2023 from $34.0 million for the six months ended March 31, 2022. The decrease in pre-owned boat gross profit was primarily driven by a decrease in consignment sales, partially offset by an increase in our brokerage sales. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 24.9% and 26.3% for the six months ended March 31, 2023 and 2022, respectively. The decrease in pre-owned gross profit margin is due primarily to the returning of industry seasonality. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue.
Finance & Insurance Gross Profit
Finance & insurance gross profit remained flat at $24.3 million for the six months ended March 31, 2023 and 2022, respectively. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.

Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $18.8 million, or 43.1%, to $62.3 million for the six months ended March 31, 2023 from $43.6 million for the six months ended March 31, 2022. Service, parts & other gross profit margin was 42.2% and 44.2% for the six months ended March 31, 2023 and 2022, respectively. The increase in gross profit was primarily the result of the acquisitions in our Distribution segment. The decrease in gross profit margin percentage was due to a shift in the revenue mix towards parts & accessories which has a lower margin percentage than service and other sales.
Selling, General & Administrative Expenses
Selling, general & administrative expenses increased by $33.4 million, or 24.8%, to $168.0 million for the six months ended March 31, 2023 from $134.6 million for the six months ended March 31, 2022. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. Selling, general & administrative expenses as a percentage of revenue increased to 18.9% from 17.3% for the six months ended March 31, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher administrative expenses related to acquisitions as well as higher marketing expenses related to increased boat show activity during the current period.
Depreciation and Amortization
Depreciation and amortization expense increased $4.9 million, or 75.0%, to $11.3 million for the six months ended March 31, 2023 compared to $6.5 million for the six months ended March 31, 2022. The increase in depreciation and amortization expense for the six months ended March 31, 2023 compared to the six months ended March 31, 2022 was primarily attributable to depreciation of acquired tangible assets and amortization of acquired intangible assets from the 2022 Acquisitions.
Transaction Costs
The decrease in transaction costs of $2.3 million, or 58.9%, to $1.6 million for the six months ended March 31, 2023 compared to $3.8 million for the six months ended March 31, 2022 was primarily attributable to a reduction in acquisition activity during the six months ended March 31, 2023 as compared to March 31, 2022.
Change in Fair Value of Contingent Consideration
During the six months ended March 31, 2023, we recognized a loss of $0.3 million related to updated forecasts and accretion of contingent consideration liabilities related to acquisitions completed in fiscal years 2021, 2022 and 2023.
Income from Operations
Income from operations decreased $15.3 million, or 16.9%, to $75.4 million for the six months ended March 31, 2023 compared to $90.7 million for the six months ended March 31, 2022. The decrease was primarily attributable to the $33.4 million increase in selling, general and administrative expenses for the six months ended March 31, 2023 as compared to the six months ended March 31, 2022, partially offset by a $13.2 million increase in gross profit and a $7.6 million decrease in the change in fair value of contingent consideration during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan increased $8.3 million, or 432.5%, to $10.3 million for the six months ended March 31, 2023 compared to $1.9 million for the six months ended March 31, 2022. Floor plan related interest expense increased primarily due to an increase in the average inventory for the six months ended March 31, 2023 compared to the six months ended March 31, 2022 as well as an increase in interest rates.
Interest Expense – Other
Interest expense – other increased by $11.6 million, or 249.9%, to $16.2 million for the six months ended March 31, 2023 compared to $4.6 million for the six months ended March 31, 2022. The increase in interest expense – other was related to the increase in our long-term debt which was used to fund certain 2022 acquisitions as well as rising interest rates.
Other (Income) Expense, Net
Other (income) expense, net changed by $1.5 million, or 225.7%, to $0.8 million of income for the six months ended March 31, 2023 compared to $0.7 million of expense for the six months ended March 31, 2022. The change was primarily related to proceeds from insurance as a result of Hurricane Ian and a $0.6 million reduction in expenses related to tax rate changes on our tax receivable agreement liability during the six months ended March 31, 2022 compared to the six months ended March 31, 2022.

Income Tax Expense
Income tax expense decreased $6.3 million, or 35.8%, to $11.3 million for the six months ended March 31, 2023 compared to $17.7 million for the six months ended March 31, 2022. The decrease was primarily attributable to the 40.4% decrease in income before income tax expense for the six months ended March 31, 2023 as compared to March 31, 2022, partially offset by an increase in our effective tax rate.
Net Income (Loss)
Net income decreased by $27.4 million to $38.5 million for the six months ended March 31, 2023 compared to $65.8 million for the six months ended March 31, 2022. The decrease was primarily attributable to the $33.4 million increase in selling, general & administrative expenses, the $11.6 million increase in interest expense – other and the $8.3 million increase in interest expense – floor plan for the six months ended March 31, 2023 compared to the six months ended March 31, 2022. The decrease was partially offset by a $13.2 million increase in gross profit, a $7.6 million decrease in the change in fair value of contingent consideration, and a $6.3 million decrease in income tax expense for the six months ended March 31, 2023 compared to March 31, 2022.
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
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net income	$27,037	$42,354
Interest expense – other	8,604	3,097
Income tax expense	7,964	12,781
Depreciation and amortization	6,360	4,791
Change in fair value of contingent consideration	1,736	2,158
Transaction costs	241	776
Other (income) expense, net	(187)	109
Adjusted EBITDA	$51,755	$66,066
Adjusted EBITDA was $51.8 million for the three months ended March 31, 2023 compared to $66.1 million for the three months ended March 31, 2022. The decrease in Adjusted EBITDA resulted primarily from the increase in selling, general and administrative expenses, partially offset by the increase in gross profit for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Six Months Ended March 31, 2023, Compared to Six Months Ended March 31, 2022

	Six Months Ended March 31,
($ in thousands)	2023	2022
Net income	$38,465	$65,840
Interest expense – other	16,188	4,626
Income tax expense	11,348	17,670
Depreciation and amortization	12,542	6,540
Change in fair value of contingent consideration	327	7,904
Transaction costs	1,571	3,821
Other (income) expense, net	(826)	657
Adjusted EBITDA	$79,615	$107,058
Adjusted EBITDA was $79.6 million for the six months ended March 31, 2023 compared to $107.1 million for the six months ended March 31, 2022. The decrease in Adjusted EBITDA resulted primarily from the increase in selling, general and administrative expenses, partially offset by the increase in gross profit for the six months ended March 31, 2023 compared to the six months ended March 31, 2022.
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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of March 31, 2023, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements, except for purchase commitments under supply agreements entered into in the normal course of business.
Cash Flows
Analysis of Cash Flow Changes Between the Six Months Ended March 31, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended March 31,
($ in thousands)	2023	2022	Change
Net cash used in operating activities	$(169,259)	$(43,422)	$(125,837)
Net cash used in investing activities	(40,379)	(296,865)	256,486
Net cash provided by financing activities	220,355	355,295	(134,940)
Effect of exchange rate changes on cash and restricted cash	19	—	19
Net change in cash	$10,736	$15,008	$(4,272)
Operating Activities. Net cash used in operating activities was $169.3 million for the six months ended March 31, 2023 compared to net cash used in operating activities of $43.4 million for the six months ended March 31, 2022. The $125.8 million increase in cash used in operating activities was primarily attributable to a $100.3 million increase in the change in inventory and a $27.4 million decrease in net income for the six months ended March 31, 2023 as compared to the six months ended March 31, 2022.
Investing Activities. Net cash used in investing activities was $40.4 million for the six months ended March 31, 2023 compared to net cash used in investing activities of $296.9 million for the six months ended March 31, 2022. The $256.5 million decrease in cash used in investing activities was primarily attributable to a $260.3 million decrease in cash used in acquisitions for the six months ended March 31, 2023 as compared to the six months ended March 31, 2022.
Financing Activities. Net cash provided by financing activities was $220.4 million for the six months ended March 31, 2023 compared to net cash provided by financing activities of $355.3 million for the six months ended March 31, 2022. The $134.9 million decrease in financing cash flow was primarily attributable to a $210.0 million decrease in borrowings on long-term debt, partially offset by a $75.4 million increase in net borrowings on our Inventory Financing Facility for the six months ended March 31, 2023 as compared to the six months ended March 31, 2022.

Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. As of March 31, 2023 the Company has repurchased and retired 73,487 shares at an average price of $26.28 per share. The Company has $48.1 million remaining under the share repurchase program.
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

The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants as of March 31, 2023.
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
On February 24, 2022, April 1, 2022, August 9, 2022 and February 14, 2023 the Company entered into the First, Second, Third and Fourth Amendments to the Inventory Financing Facility, respectively, to join various subsidiaries of the Company to the Inventory Financing Facility in connection with certain acquisitions made by the Company, in each case, as permitted by and under the Inventory Financing Facility. The Third Amendment to the Inventory Financing Facility increased the Funded Debt to EBIDTA Ratio (as defined in the Inventory Financing Facility). The Fourth Amendment to the Inventory Financing Facility further increased the maximum borrowing amount available under the Inventory Financing Facility to $550.0 million. No other terms of the Inventory Financing Facility were changed with the amendments.
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
As of March 31, 2023 and September 30, 2022, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $485.4 million and $267.1 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the six months ended March 31, 2023 and the year ended September 30, 2022, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 4.8% and 2.2%, respectively. As of March 31, 2023 and September 30, 2022, our additional available borrowings under our Inventory Financing Facility were $64.6 million and $232.9 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of March 31, 2023, we were in compliance with all covenants under the Inventory Financing Facility.

Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of March 31, 2023, our indebtedness associated with our 2 acquisition notes payable totaled an aggregate of $3.2 million with a weighted average interest rate of 5.0% per annum. As of March 31, 2023, the principal amount outstanding under these acquisition notes payable ranged from $1.1 million to $2.1 million, and the maturity dates ranged from December 1, 2023 to December 1, 2024.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.4% per annum, require monthly payments of approximately $148,000, and mature on dates between April 2023 to July 2028. As of March 31, 2023, we had $4.5 million outstanding under the commercial vehicles notes payable.
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
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $485.4 million as of March 31, 2023, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.9 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on an outstanding balance of $433.9 million and Term SOFR as of March 31, 2023, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.3 million. We do not currently hedge our interest rate exposure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the six months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities

Issuer's Purchase of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2023 through January 31, 2023	-	$-	-	$49.6
February 1, 2023 through February 28, 2023	-	-	-	49.6
March 1, 2023 through March 31, 2023	63,353	24.91	63,353	48.1
Total	63,353	$24.91	63,353	$48.1

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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
3.2	Third Amended and Restated Bylaws of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on March 2, 2023).
*10.1†	Indemnification Agreement, dated as of March 1, 2023, by and between the Company and Carmen R. Bauza.
10.2†	OneWater Marine Inc. 2020 Omnibus Incentive Plan (as amended on February 23, 2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
*10.3¥	Fourth Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of February 14, 2023, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto.
*10.4	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 10, 2023, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.
¥	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Chief Executive Officer

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer

May 8, 2023