Form 10-Q
period 2023-06-30
OneWater Marine Inc.
filed 2023-08-04
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 14,357,163 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of July 24, 2023.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

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
•any further negative developments on the Company's business related to the novel coronavirus (“COVID-19”) pandemic or other global public health concerns, including, for example, our ability to safely operate our locations, access to inventory, and customer demand;
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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)
(Unaudited)

	June 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$45,409	$42,071
Restricted cash	7,753	18,876
Accounts receivable, net	93,972	57,960
Inventories, net	572,932	372,959
Prepaid expenses and other current assets	88,399	75,024
Total current assets	808,465	566,890
Property and equipment, net	118,965	109,713
Operating lease right-of-use assets	127,973	123,955
Other long-term assets	6,062	3,378
Deferred tax assets, net	5,607	8,433
Intangible assets, net	306,776	306,471
Goodwill	397,469	378,588
Total assets	$1,771,317	$1,497,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,096	$27,306
Other payables and accrued expenses	61,558	55,237
Customer deposits	56,123	65,460
Notes payable – floor plan	444,770	267,108
Current portion of operating lease liabilities	13,914	12,981
Current portion of long-term debt, net	23,896	21,642
Current portion of tax receivable agreement liability	2,363	2,363
Total current liabilities	642,720	452,097
Other long-term liabilities	13,597	23,174
Tax receivable agreement liability	43,991	43,991
Long-term operating lease liabilities	115,557	112,127
Long-term debt, net	433,889	421,162
Total liabilities	1,249,754	1,052,551
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and September 30, 2022	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,316,518 shares issued and outstanding as of June 30, 2023 and 14,211,621 issued and outstanding as of September 30, 2022	143	142
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of June 30, 2023 and September 30, 2022	14	14
Additional paid-in capital	186,642	180,296
Retained earnings	264,325	204,880
Accumulated other comprehensive income (loss)	6	(7)
Total stockholders’ equity attributable to OneWater Marine Inc.	451,130	385,325
Equity attributable to non-controlling interests	70,433	59,552
Total stockholders’ equity	521,563	444,877
Total liabilities and stockholders’ equity	$1,771,317	$1,497,428

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues:
New boat	$371,645	$376,886	$959,334	$903,104
Pre-owned boat	111,469	98,181	242,641	227,484
Finance & insurance income	19,028	18,979	43,286	43,234
Service, parts & other	92,197	74,854	240,068	173,477
Total revenues	594,339	568,900	1,485,329	1,347,299

Cost of sales (exclusive of depreciation and amortization shown separately below):
New boat	295,483	274,544	745,767	659,046
Pre-owned boat	86,414	68,749	184,898	164,078
Service, parts & other	53,008	41,668	138,545	96,729
Total cost of sales	434,905	384,961	1,069,210	919,853

Selling, general and administrative expenses	92,841	87,867	260,872	222,455
Depreciation and amortization	5,980	4,073	17,310	10,549
Transaction costs	97	1,337	1,668	5,158
Change in fair value of contingent consideration	436	3,118	763	11,022
Income from operations	60,080	87,544	135,506	178,262

Other expense (income):
Interest expense – floor plan	7,436	1,131	17,687	3,056
Interest expense – other	9,077	3,311	25,265	7,937
Other expense (income), net	361	(166)	(465)	491
Total other expense, net	16,874	4,276	42,487	11,484
Income before income tax expense	43,206	83,268	93,019	166,778
Income tax expense	9,916	18,785	21,264	36,455
Net income	33,290	64,483	71,755	130,323
Less: Net income attributable to non-controlling interests	(938)	(959)	(3,468)	(1,970)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,782)	(7,547)	(8,013)	(16,060)
Net income attributable to OneWater Marine Inc.	$28,570	$55,977	$60,274	$112,293

Earnings per share of Class A common stock – basic	$2.00	$3.96	$4.21	$8.14
Earnings per share of Class A common stock – diluted	$1.95	$3.86	$4.12	$7.90

Basic weighted-average shares of Class A common stock outstanding	14,314	14,133	14,317	13,791
Diluted weighted-average shares of Class A common stock outstanding	14,675	14,512	14,639	14,205

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Net income	$33,290	$64,483	$71,755	$130,323
Other comprehensive income:
Foreign currency translation adjustment	(4)	-	15	-
Comprehensive income	33,286	64,483	71,770	130,323
Less: Net income attributable to non-controlling interests	(938)	(959)	(3,468)	(1,970)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,782)	(7,547)	(8,013)	(16,060)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	-	-	(2)	-
Comprehensive income attributable to One Water Marine Holdings, Inc.	$28,566	$55,977	$60,287	$112,293

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2022	14,212	$142	1,430	$14	$180,296	$204,880	$59,552	$(7)	$444,877
Net income	-	-	-	-	-	8,900	2,528	-	11,428
Distributions to members	-	-	-	-	-	(10)	(309)	-	(319)
Shares issued upon vesting of equity-based awards, net of tax withholding	86	1	-	-	(755)	-	-	-	(754)
Equity-based compensation	-	-	-	-	2,572	-	-	-	2,572
Currency translation adjustment	-	-	-	-	-	-	1	10	11
Balance at December 31, 2022	14,298	$143	1,430	$14	$182,113	$213,770	$61,772	$3	$457,815
Net income	-	-	-	-	-	22,804	4,233	-	27,037
Distributions to members	-	-	-	-	-	(2)	(70)	-	(72)
Shares issued upon vesting of equity-based awards, net of tax withholding	27	-	-	-	(386)	-	-	-	(386)
Shares issued as part of employee stock purchase plan	44	1	-	-	1,062	-	-	-	1,063
Repurchase and retirement of Treasury	(63)	(1)	-	-	(760)	(818)	-	-	(1,579)
Equity-based compensation	-	-	-	-	2,491	-	-	-	2,491
Currency translation adjustment	-	-	-	-	-	-	1	7	8
Balance at March 31, 2023	14,306	$143	1,430	$14	$184,520	$235,754	$65,936	$10	$486,377
Net income	-	-	-	-	-	28,570	4,720	-	33,290
Distributions to members	-	-	-	-	-	1	(223)	-	(222)
Shares issued upon vesting of equity-based awards, net of tax withholding	12	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	2,122	-	-	-	2,122
Currency translation adjustment	-	-	-	-	-	-	-	(4)	(4)
Balance at June 30, 2023	14,318	$143	1,430	$14	$186,642	$264,325	$70,433	$6	$521,563

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2021	13,277	$133	1,819	$18	$150,825	$74,952	$28,905	$-	$254,833
Net income	—	-	—	-	-	20,019	3,467	-	23,486
Distributions to members	—	-	—	-	-	(442)	(177)	-	(619)
Non-controlling interest in subsidiary	—	-	—	-	-	-	19,311	-	19,311
Exchange of B shares for A shares	389	4	(389)	(4)	7,405	-	(7,405)	-	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	-	—	-	(283)	-	-	-	(283)
Shares issued upon vesting of equity-based awards, net of tax withholding	53	1	—	-	(469)	-	-	-	(468)
Shares issued in connection with a business combination	133	1	—	-	6,833	-	-	-	6,834
Equity-based compensation	—	-	—	-	2,100	-	-	-	2,100
Balance at December 31, 2021	13,852	$139	1,430	$14	$166,411	$94,529	$44,101	$-	$305,194
Net income	—	-	—	-	-	36,297	6,057	-	42,354
Distributions to members	—	-	—	-	-	(266)	(605)	-	(871)
Exchange of B shares for A shares	—	-	—	-	(574)	-	574	-	-
Shares issued upon vesting of equity-based awards, net of tax withholding	27	-	—	-	(455)	-	-	-	(455)
Equity-based compensation	—	-	—	-	2,713	-	-	-	2,713
Balance at March 31, 2022	13,879	$139	1,430	$14	$168,095	$130,560	$50,127	$-	$348,935
Net income	—	-	—	-	-	55,977	8,506	-	64,483
Distributions to members	—	-	—	-	-	(1)	(3)	-	(4)
Shares issued in connection with a business combination	254	2	—	-	7,791	-	-	-	7,793
Equity-based compensation	—	-	—	-	2,461	-	-	-	2,461
Balance at June 30, 2022	14,133	$141	1,430	$14	$178,347	$186,536	$58,630	$-	$423,668

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

For the Nine Months Ended June 30	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,755	$130,323
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,126	10,816
Equity-based awards	7,185	7,274
Loss (gain) on asset disposals	282	(59)
Non-cash interest expense	9,432	1,370
Deferred income tax provision	2,826	2,030
Change in fair value of contingent consideration	763	11,022
Loss on equity investment	184	-
(Increase) decrease in assets:
Accounts receivable	(35,825)	(41,235)
Inventories	(193,722)	(88,158)
Prepaid expenses and other current assets	(12,958)	(17,770)
Other assets	(2,866)	(160)
Increase (decrease) in liabilities:
Accounts payable	12,372	33,624
Other payables and accrued expenses	(2,414)	8,096
Tax receivable agreement liability	-	313
Customer deposits	(10,337)	4,637
Net cash (used in) provided by operating activities	(134,197)	62,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(17,001)	(11,649)
Proceeds from disposal of property and equipment	326	122
Cash used for additions to intangible assets	(1,467)	-
Cash used in acquisitions, net of cash acquired	(28,611)	(326,089)
Net cash used in investing activities	(46,753)	(337,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	175,434	103,103
Proceeds from long-term debt	30,000	240,000
Payments on long-term debt	(17,756)	(18,090)
Payments of debt issuance costs	-	(4,057)
Payments of contingent consideration	(12,259)	(133)
Payments of tax withholdings for equity-based awards	(1,140)	(923)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	1,063	-
Distributions to members	(613)	(6,457)
Repurchase and retirement of Class A common stock	(1,579)	-
Net cash provided by financing activities	173,150	313,443

Effects of exchange rate changes on cash and restricted cash	15	-

Net change in cash	(7,785)	37,950
Cash and restricted cash at beginning of period	60,947	73,949
Cash and restricted cash at end of period	$53,162	$111,899

Supplemental cash flow disclosures:
Cash paid for interest	$33,520	$9,623
Cash paid for income taxes	21,949	6,344

Noncash items:
Acquisition purchase price funded by seller notes payable	$-	$1,126
Acquisition purchase price funded by contingent consideration	2,550	15,321
Acquisition purchase price funded by issuance of Class A common stock	-	6,834
Purchase of property and equipment funded by long-term debt	1,053	1,423
Right-of-use assets obtained in exchange for new operating lease liabilities	14,826	46,378
Acquisition purchase price funded by affiliate financing	10,600	-
Settlement of affiliate financing with proceeds from sale and leaseback	10,600	-

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
The Company is one of the largest recreational boat retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of June 30, 2023, the Company operated a total of 100 retail locations, 11 distribution centers/warehouses and multiple online marketplaces in 20 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 40.2% and 42.9% of total sales for the nine months ended June 30, 2023 and 2022, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 14.4% and 15.6% of consolidated revenue for the nine months ended June 30, 2023 and 2022, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, OneWater Inc. conducts its business. As a result, OneWater Inc. consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc., which will reduce net income (loss) attributable to OneWater Inc.’s Class A stockholders. As of June 30, 2023, OneWater Inc. owned 90.9% of the economic interest of OneWater LLC.
Commencing December 31, 2021, the Company owns 80% of the economic interest of Quality Assets and Operations, LLC, over which the Company exercises control and the minority interest in this subsidiary has been recorded accordingly. See Note 4 for additional information regarding the acquisition.
Basis of Financial Statement Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, which do not include all the information and notes required by such accounting principles for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with OneWater Inc.’s Annual Report on Form 10-K for the year ended September 30, 2022. All adjustments, consisting of only normal recurring adjustments considered by management to be necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

All intercompany transactions have been eliminated in consolidation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the year ending on September 30.
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2023 and September 30, 2022, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.
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

Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.8 million and $3.7 million as of June 30, 2023 and September 30, 2022.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commission is recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2023 and 2022.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel or part/accessory is transferred to the customer. The activity in customer deposits for the three and nine months ended June 30, 2023 is as follows:

($ in thousands)	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Beginning contract liability	$59,020	$65,460
Revenue recognized from contract liabilities included in the beginning balance	(36,011)	(62,655)
Increases due to business combinations and cash received, net of amounts recognized in revenue during the period	33,114	53,318
Ending contract liability	$56,123	$56,123
The following tables set forth percentages on the timing of revenue recognition for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Goods and services transferred at a point in time	94.3%	95.0%
Goods and services transferred over time	5.7%	5.0%
Total Revenue	100.0%	100.0%

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Goods and services transferred at a point in time	94.0%	94.6%
Goods and services transferred over time	6.0%	5.4%
Total Revenue	100.0%	100.0%
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
For the nine months ended June 30, 2023, the Company completed the following transactions:
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
We expect substantially all of the goodwill related to acquisitions completed during the nine months ended June 30, 2023 to be deductible for federal income tax purposes. The fair value of trade name intangible assets as of the acquisition date were determined using the relief from royalty model.
Included in our results for the three and nine months ended June 30, 2023, the acquisitions contributed $20.5 million and $47.2 million to our consolidated revenue and $2.9 million and $5.7 million to our income before income tax expense, respectively. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.1 million and $1.1 million for the three and nine months ended June 30, 2023, respectively. Comparatively, we recorded $1.2 million and $4.9 million in acquisition related transaction costs for the three and nine months ended June 30, 2022, respectively.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and nine month period ended June 30, 2023 and 2022 had occurred on October 1, 2021:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
($ in thousands)	(Unaudited)
Pro forma revenue	$594,339	$604,513
Pro forma net income	$33,290	$69,181

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
($ in thousands)	(Unaudited)
Pro forma revenue	$1,488,033	$1,522,588
Pro forma net income	$71,869	$143,448
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
Accounts receivable consisted of the following:

($ in thousands)	June 30, 2023	September 30, 2022
Contracts in transit	$51,337	$14,543
Trade accounts receivable	33,129	37,359
Manufacturer receivable	10,373	7,224
Total accounts receivable	94,839	59,126
Less – allowance for credit losses	(867)	(1,166)
Total accounts receivable, net	$93,972	$57,960
6.    Inventories
Inventories consisted of the following at:

($ in thousands)	June 30, 2023	September 30, 2022
New vessels	$426,932	$243,090
Pre-owned vessels	68,508	51,607
Work in process, parts and accessories	77,492	78,262
	$572,932	$372,959

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

	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2022	378,588	186,779	14,274	101,230	1,970	2,218	306,471
Acquisitions during the nine months ended June 30, 2023	18,480	8,800	-	-	815	652	10,267
Other adjustments during the nine months ended June 30, 2023	401	-	-	-	-	-	-
Accumulated amortization for the nine months ended June 30, 2023	-	-	(1,159)	(8,062)	(359)	(382)	(9,962)
Net balance as of June 30, 2023	$397,469	$195,579	$13,115	$93,168	$2,426	$2,488	$306,776
Amortization expense was $3.4 million and $10.0 million for the three and nine months ended June 30, 2023, and is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense was $2.1 million and $4.7 million for the three and nine months ended June 30, 2022. For acquisitions during the nine months ended June 30, 2023, the weighted average useful life of total intangible assets is 4.4 years with the weighted average useful life of acquisitions for domain names and internally developed software being 4.3 and 4.5 years, respectively.
The following table summarizes the expected amortization expense for fiscal years 2023 through 2027 and thereafter ($ in thousands):

2023 (excluding the nine months ended June 30, 2023)	$3,376
2024	13,506
2025	13,506
2026	13,506
2027	13,271
Thereafter	54,032
$111,197
As of June 30, 2023, the carrying value of goodwill totaled $397.5 million, of which $298.5 million was related to our Dealerships reporting segment and $99.0 million was related to our Distribution reporting segment. As of September 30, 2022, the carrying value of goodwill totaled approximately $378.6 million, of which $280.0 million was related to our Dealerships reporting segment and $98.6 million was related to our Distribution reporting segment.
8.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On February 14, 2023, the Company and certain of its subsidiaries entered into the Fourth Amendment to the Seventh Amended and Restated Inventory Financing Agreement (as amended, the “Inventory Financing Facility”) with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available under the Inventory Financing Facility to $550.0 million. The Inventory Financing Facility expires on December 1, 2023. The outstanding balance of the facility was $444.8 million and $267.1 million, as of June 30, 2023 and September 30, 2022, respectively.
Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of June 30, 2023 the interest rate on the Inventory Financing Facility ranged from 7.93% to 10.18% for new inventory and 8.18% to 10.43% for pre-owned inventory. As of September 30, 2022 the interest rate on the Inventory Financing Facility ranged from 5.33% to 7.58% for new inventory and 5.58% to 7.83% for pre-owned inventory. Borrowing capacity available at June 30, 2023 and September 30, 2022 was $105.2 million and $232.9 million, respectively.

The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at June 30, 2023.
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
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at June 30, 2023.
Long-term debt consisted of the following at:

($ in thousands)	June 30, 2023	September 30, 2022
Term note payable to Truist Bank, secured and bearing interest at 7.14% at June 30, 2023 and 5.31% at September 30, 2022. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on August 9, 2027	$428,313	$445,000
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.14% at June 30, 2023. The note requires full repayment on August 9, 2027	30,000	-
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 8.4% per annum. The notes require monthly installment payments of principal and interest ranging from $100 to $5,600 through July 2028	4,158	4,173
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	2,056
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024	1,126	1,126
Total debt outstanding	465,653	452,355
Less current portion (net of debt issuance costs)	(23,896)	(21,642)
Less unamortized portion of debt issuance costs	(7,868)	(9,551)
Long-term debt, net of current portion and unamortized debt issuance costs	$433,889	$421,162

10.    Stockholders’ and Members’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc. and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,574,646. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
During the nine months ended June 30, 2023, the Board approved the grant of 83,036 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. Of this amount, 13,288 performance-based restricted stock units fully vest on October 1, 2023 and the remaining 69,748 restricted stock units vest in three equal annual installments commencing on October 1, 2023. As of June 30, 2023, the Company estimated achievement of the performance targets at 80%.
During the nine months ended June 30, 2023, the Board approved the grant of 133,735 time-based restricted stock units. Of this amount, 22,550 restricted stock units fully vest on October 1, 2023 and the remaining 111,185 restricted stock units vest in three equal annual installments commencing on October 1, 2023.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $1.9 million and $2.5 million of compensation expense for the three months ended June 30, 2023 and 2022, respectively, which includes $0.9 million and $1.3 million of compensation expense for the three months ended June 30, 2023 and 2022, respectively, for performance-based restricted stock units. The Company recognized $6.6 million and $7.3 million of compensation expense for the nine months ended June 30, 2023 and 2022, respectively, which includes $3.0 million and $4.0 million of compensation expense for the nine months ended June 30, 2023 and 2022, respectively, for the performance-based restricted stock units.
The following table further summarizes activity related to restricted stock units for the nine months ended June 30, 2023:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2022	559,793	$28.01
Awarded	216,771	30.08
Vested	(163,393)	23.44
Forfeited	(2,001)	38.66
Unvested at June 30, 2023	611,170	$29.93
As of June 30, 2023, the total unrecognized compensation expense related to outstanding equity awards was $5.7 million, which the Company expects to recognize over a weighted-average period of 1.3 years.
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
The following table sets forth the calculation of earnings per share for the three months ended June 30, 2023 and 2022 (in thousands, except per share data):

Earnings per share:	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Numerator:
Net income attributable to OneWater Inc.	$28,570	$55,977

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	14,314	14,133
Effect of dilutive securities:
Restricted stock units	356	379
Employee stock purchase plan	5	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,675	14,512

Earnings per share of Class A common stock – basic	$2.00	$3.96
Earnings per share of Class A common stock – diluted	$1.95	$3.86
The following table sets forth the calculation of earnings per share for the nine months ended June 30, 2023 and 2022 (in thousands, except per share data):

Earnings per share:	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Numerator:
Net income attributable to OneWater Inc.	$60,274	$112,293

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net income per share	14,317	13,791
Effect of dilutive securities:
Restricted stock units	318	414
Employee stock purchase plan	4	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted earnings per share	14,639	14,205

Earnings per share of Class A common stock – basic	$4.21	$8.14
Earnings per share of Class A common stock – diluted	$4.12	$7.90
On March 30, 2022, the Board approved a share repurchase program up to $50 million. During the nine months ended June 30, 2023, the Company repurchased and retired 63,353 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.6 million. As of June 30, 2023 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of June 30, 2023, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Class B common stock	1,430	1,430
Restricted Stock Units	216	256
	1,646	1,686

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Class B common stock	1,430	1,560
Restricted Stock Units	281	233
	1,711	1,793
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
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 449,257 shares of the Company’s Class A common stock may be issued under the ESPP as of June 30, 2023, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation of $0.2 million and $0.6 million during the three and nine months ended June 30, 2023, respectively, related to the ESPP. As of June 30, 2023, the Company had current liabilities of $1.0 million for future purchases of shares under the ESPP. During the nine months ended June 30, 2023, 43,692 shares were issued under the ESPP at an average price per share of $24.31.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility in our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the weighted-average assumptions used for the period ended June 30, 2023:

2023
Dividend yield	0.0%
Risk-free interest rate	4.8%
Volatility	45.6%
Expected life	Six months
Distributions
During the nine months ended June 30, 2023, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and September 30, 2022

	June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$588	$-	$-	$588
Liabilities:
Contingent Consideration	-	-	25,051	25,051

	September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$772	$-	$-	$772
Liabilities:
Contingent Consideration	-	-	37,402	37,402
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three and nine months ended June 30, 2023.
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in other expense (income), net, in the unaudited condensed consolidated statements of operations. The fair value of equity investments is measured using quoted prices in its active markets. The investment in equity securities balance is recorded in other long-term assets in the unaudited condensed consolidated balance sheets and consists of a $0.6 million investment in Forza X1, Inc.

The portion of unrealized gains (losses) recognized related to equity securities still held as of June 30, 2023 consists of the following:

($ in thousands)	Three Months Ended June 30, 2023
Net gain (loss) recognized during the period on equity securities	$96
Less net gain (loss) recognized during the period on equity securities sold during the period	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$96

($ in thousands)	Nine Months Ended June 30, 2023
Net gain (loss) recognized during the period on equity securities	$(184)
Less net gain (loss) recognized during the period on equity securities sold during the period	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(184)
There were no unrealized gains or losses recognized for the three and nine months ended June 30, 2022 related to equity securities.
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
The following table sets forth the changes in fair value of our contingent consideration for the three and nine months ended June 30, 2023:

($ in thousands)	Three Months Ended June 30, 2023
Balance as of March 31, 2023	$26,275
Additions from acquisitions	—
Settlement of contingent consideration	(1,660)
Change in fair value, including accretion	436
Balance as of June 30, 2023	$25,051

($ in thousands)	Nine Months Ended June 30, 2023
Balance as of September 30, 2022	$37,402
Additions from acquisitions	2,550
Settlement of contingent consideration	(15,665)
Change in fair value, including accretion	764
Balance as of June 30, 2023	$25,051
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
Our effective tax rates of 23.0% and 22.6% for the three months ending June 30, 2023 and 2022, respectively, and 22.9% and 21.9% for the nine months ending June 30, 2023 and 2022, respectively, differ from statutory rates primarily due to earnings allocated to non-controlling interests.
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

As of June 30, 2023 and September 30, 2022, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2020. In November 2022, the Company received notification that the IRS intends to commence an audit of the federal income tax return of OneWater LLC’s partnership for the tax year ended December 31, 2020. Audit outcomes and the timing of settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of June 30, 2023 and September 30, 2022, our liability under the Tax Receivable Agreement was $46.4 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc. anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc.’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
15.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $20.7 million and $14.7 million for the three months ended June 30, 2023 and 2022, respectively, and $68.1 million and $72.9 million for the nine months ended June 30, 2023 and 2022, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.6 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $2.0 million for the nine months ended June 30, 2023 and 2022, respectively. Additionally, see Note 4 for information regarding a sale and leaseback transaction with an entity affiliated with the Company in connection with an acquisition by the Company.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were less than $0.1 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $5.4 million for the nine months ended June 30, 2023 and 2022, respectively.
In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. Total payments recorded under these arrangements were $0.1 million for the three months ended June 30, 2022, and $0.1 million and $0.2 million for the nine months ended June 30, 2023 and 2022, respectively. No payments were recorded under these arrangements for the three months ended June 30, 2023.
In connection with transactions noted above, the Company owed $10.4 million and $2.0 million as recorded within accounts payable as of June 30, 2023 and September 30, 2022, respectively. Additionally, the Company was due less than $0.1 million and $0.2 million as recorded within accounts receivable as of June 30, 2023 and September 30, 2022, respectively.
16.    Segment Information
As of June 30, 2023, we had two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.

Reportable segment financial information as of and for the three and nine months ended June 30, 2023 are as follows:

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$543,312	$51,180	$(153)	$594,339
Income (loss) from operations	59,699	388	(7)	60,080

Depreciation and amortization	2,768	3,816	-	6,584
Transaction costs	9	88	-	97
Change in fair value of contingent consideration	390	46	-	436

Total assets	1,368,783	402,559	(25)	1,771,317

	As of and for the Nine Months Ended June 30, 2023
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$1,348,433	$137,049	$(153)	$1,485,329
Income (loss) from operations	137,938	(2,425)	(7)	135,506

Depreciation and amortization	7,706	11,420	-	19,126
Transaction costs	1,432	236	-	1,668
Change in fair value of contingent consideration	474	289	-	763

Total assets	1,368,783	402,559	(25)	1,771,317
The Company identified the change in reportable segments as of August 9, 2022 and as such no financial information is presented as of and for the three and nine months ended June 30, 2022.

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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 100 retail locations, 11 distribution centers/warehouses and multiple online marketplaces as of June 30, 2023. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in 13 of the markets in which we operate. Additionally, the recent acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem have significantly expanded our sales of marine-related parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution.
As of June 30, 2023, the Dealerships segment includes operations of 100 dealerships in 16 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 91% of revenues for the three and nine months ended June 30, 2023. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2022, we sold over 10,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of June 30, 2023, the Distribution segment includes the activity of three of our fully-owned businesses, PartsVu, Ocean Bio-Chem and T-H Marine and its subsidiaries, which together operate 11 distribution centers/warehouses in Alabama, Florida, Oklahoma, Indiana, Tennessee and Illinois and represents approximately 9% of revenues for the three and nine months ended June 30, 2023. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 79 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 32 acquisitions. Our current portfolio as of June 30, 2023 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

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
Impact of COVID-19
The COVID-19 pandemic and its related effects have, to date, positively impacted our sales as more customers desire to engage in outdoor recreational activities that can be enjoyed close to first or second homes, in a socially distanced manner. However, the COVID-19 pandemic also caused significant supply chain challenges as suppliers were faced with business closures and shipping delays. This led to an industry wide inventory shortage of boats, engines and certain marine parts. As of June 30, 2023, we have seen considerable improvements in the supply chain and believe we are returning to the more traditional seasonal cycles of our business. The ultimate impact of a resurgence of COVID-19 or another global pandemic and its related effects remains uncertain and depends on various factors including consumer demand, our ability to safely operate locations and the existence and extent of a prolonged economic downturn.
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
We have an extensive acquisition track record within the marine retail industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves the acquired dealer’s customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. Our strategy is to acquire dealerships at attractive EBITDA multiples and then grow same-store sales while benefiting from cost-reducing synergies. Historically, we have typically acquired dealerships for less than 4.0x EBITDA on a trailing twelve-month basis and believe that we will be able to continue to make attractive acquisitions within this range. With the expansion of our Distribution segment, we look to acquire parts and accessories manufacturing and distribution companies within a range of 5.0x – 10.0x EBITDA on a trailing twelve-month basis, depending on the size of the business.
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
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the fiscal year ended September 30, 2022.
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from consumers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 18.7% and 16.5% to revenue in the three months ended June 30, 2023 and 2022, respectively, and 19.1% and 16.1% to revenue in the nine months ended June 30, 2023 and 2022, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 36.5% and 28.4% to gross profit in the three months ended June 30, 2023 and 2022, respectively, and 34.8% and 28.1% to gross profit in the nine months ended June 30, 2023 and 2022, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories business through PartsVu, T-H Marine and Ocean Bio-Chem) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may also be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
We refer to the fiscal year 2023 acquisitions described above collectively as the ‘‘2023 Acquisitions.’’ The acquisition of Taylor Marine Centers is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023. The acquisition of Harbor View Marine is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and partially reflected for the nine months ended June 30, 2023.
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
We refer to the fiscal year 2022 acquisitions described above collectively as the “2022 Acquisitions.” The acquisition of Naples Boat Mart is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022. The acquisitions of T-H Marine, Norfolk Marine Company, Quality Boats, JIF Marine, YakGear and Denison Yachting are fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and partially reflected for the nine months ended June 30, 2022. The remaining 2022 Acquisitions are not reflected in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022.
Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.
•OneWater Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor, OneWater LLC, was and is treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. OneWater Inc.’s effective tax rates were 22.9% and 21.9% for the nine months ended June 30, 2023 and 2022, respectively.

•As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general, and administrative expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
Results of Operations
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$371,645	62.5%	$376,886	66.2%	$(5,241)	-1.4%
Pre-owned boat	111,469	18.8%	98,181	17.3%	13,288	13.5%
Finance & insurance income	19,028	3.2%	18,979	3.3%	49	0.3%
Service, parts & other	92,197	15.5%	74,854	13.2%	17,343	23.2%
Total revenues	594,339	100.0%	568,900	100.0%	25,439	4.5%

Gross Profit
New boat	76,162	12.8%	102,342	18.0%	(26,180)	-25.6%
Pre-owned boat	25,055	4.2%	29,432	5.2%	(4,377)	-14.9%
Finance & insurance	19,028	3.2%	18,979	3.3%	49	0.3%
Service, parts & other	39,189	6.6%	33,186	5.8%	6,003	18.1%
Total gross profit	159,434	26.8%	183,939	32.3%	(24,505)	-13.3%

Selling, general and administrative expenses	92,841	15.6%	87,867	15.4%	4,974	5.7%
Depreciation and amortization	5,980	1.0%	4,073	0.7%	1,907	46.8%
Transaction costs	97	—%	1,337	0.2%	(1,240)	-92.7%
Change in fair value of contingent consideration	436	0.1%	3,118	0.5%	(2,682)	-86.0%

Income from operations	60,080	10.1%	87,544	15.4%	(27,464)	-31.4%

Interest expense – floor plan	7,436	1.3%	1,131	0.2%	6,305	557.5%
Interest expense – other	9,077	1.5%	3,311	0.6%	5,766	174.1%
Other expense (income), net	361	0.1%	(166)	—%	527	-317.5%
Income before income tax expense	43,206	7.3%	83,268	14.6%	(40,062)	-48.1%
Income tax expense	9,916	1.7%	18,785	3.3%	(8,869)	-47.2%
Net income	33,290	5.6%	64,483	11.3%	(31,193)	-48.4%
Less: Net income attributable to non-controlling interests	(938)		(959)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(3,782)		(7,547)
Net income attributable to OneWater Marine Inc.	$28,570		$55,977
Revenue
Overall, revenue increased by $25.4 million, or 4.5%, to $594.3 million for the three months ended June 30, 2023 from $568.9 million for the three months ended June 30, 2022. Revenue increased primarily due to acquisition growth. The overall revenue increase is primarily attributable to a $17.3 million increase in service, parts & other sales and a $13.3 million increase in pre-owned boat sales for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

New Boat Sales
New boat sales decreased by $5.2 million, or 1.4%, to $371.6 million for the three months ended June 30, 2023 from $376.9 million for the three months ended June 30, 2022. The decrease was primarily attributable to the accelerated normalization of new boat pricing following the COVID-19 pandemic, partially offset by the increase due to acquisition growth.
Pre-owned Boat Sales
Pre-owned boat sales increased by $13.3 million, or 13.5%, to $111.5 million for the three months ended June 30, 2023 from $98.2 million for the three months ended June 30, 2022. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in the number of units sold and average sales price, driven by an increased availability of inventory.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income remained flat at $19.0 million for the three months ended June 30, 2023 and June 30, 2022. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $17.3 million, or 23.2%, to $92.2 million for the three months ended June 30, 2023 from $74.9 million for the three months ended June 30, 2022. The increase in service, parts & other sales is primarily due to the contributions from the acquisition of Ocean Bio Chem. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $51.2 million for the three months ended June 30, 2023.
Gross Profit
Overall, gross profit decreased by $24.5 million, or 13.3%, to $159.4 million for the three months ended June 30, 2023 from $183.9 million for the three months ended June 30, 2022. This decrease was primarily due to industry normalization on margins from the higher margins previously recognized during the COVID-19 pandemic, offset by the impact of the 2023 Acquisitions and 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins decreased 550 basis points to 26.8% for the three months ended June 30, 2023 from 32.3% for the three months ended June 30, 2022 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $26.2 million, or 25.6%, to $76.2 million for the three months ended June 30, 2023 from $102.3 million for the three months ended June 30, 2022. This decrease was primarily due to the decrease in new boat gross profit margin. New boat gross profit margin was 20.5% for the three months ended June 30, 2023 as compared to 27.2% in the three months ended June 30, 2022. The decrease in new boat gross profit and gross profit margin is due primarily to accelerated normalization of new boat pricing following the COVID-19 pandemic.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $4.4 million, or 14.9%, to $25.1 million for the three months ended June 30, 2023 from $29.4 million for the three months ended June 30, 2022. The decrease in pre-owned boat gross profit was primarily driven by the decrease in pre-owned boat gross profit margin as a result of accelerated normalization of pre-owned boat pricing following the COVID-19 pandemic, as well as a decrease in brokerage sales. Pre-owned boat gross profit margin was 22.5% and 30.0% for the three months ended June 30, 2023 and 2022, respectively.
Finance & Insurance Gross Profit
Finance & insurance gross profit remained flat at $19.0 million for the three months ended June 30, 2023 and 2022. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $6.0 million, or 18.1%, to $39.2 million for the three months ended June 30, 2023 from $33.2 million for the three months ended June 30, 2022. Service, parts & other gross profit margin was 42.5% and 44.3% for the three months ended June 30, 2023 and 2022, respectively. The increase in gross profit was primarily the result of the acquisitions in our Distribution segment.

Selling, General & Administrative Expenses
Selling, general & administrative expenses increased by $5.0 million, or 5.7%, to $92.8 million for the three months ended June 30, 2023 from $87.9 million for the three months ended June 30, 2022. This increase was primarily due to expenses incurred to support the overall increase in revenues, including increased marketing costs and higher costs associated with our service, parts & other business. Selling, general & administrative expenses as a percentage of revenue was flat at 15.6% and 15.4% for the three months ended June 30, 2023 and 2022, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $1.9 million, or 46.8%, to $6.0 million for the three months ended June 30, 2023 compared to $4.1 million for the three months ended June 30, 2022. The increase in depreciation and amortization expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily attributable to an increase in amortization of identifiable intangible assets, mainly attributable to the 2022 Acquisitions.
Transaction Costs
The decrease in transaction costs of $1.2 million, or 92.7%, to $0.1 million for the three months ended June 30, 2023 compared to $1.3 million for the three months ended June 30, 2022 was primarily attributable to a reduction in acquisition activity during the third quarter of the current year compared to the previous year.
Change in Fair Value of Contingent Consideration
During the three months ended June 30, 2023, we recognized a loss of $0.4 million related to updated forecasts and accretion of contingent consideration liabilities related to acquisitions completed in fiscal years 2021, 2022 and 2023.
Income from Operations
Income from operations decreased $27.5 million, or 31.4%, to $60.1 million for the three months ended June 30, 2023 compared to $87.5 million for the three months ended June 30, 2022. The decrease was primarily attributable to the $24.5 million decrease in gross profit for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, in addition to a $5.0 million increase in selling, general and administrative expenses during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan increased $6.3 million, or 557.5%, to $7.4 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022. Floor plan related interest expense increased primarily due to an increase in the average inventory for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as well as an increase in interest rates.
Interest Expense – Other
Interest expense – other increased by $5.8 million, or 174.1%, to $9.1 million for the three months ended June 30, 2023 compared to $3.3 million for the three months ended June 30, 2022. The increase in interest expense – other was related to the increase in our long-term debt which was primarily used to fund certain 2022 acquisitions, as well as rising interest rates.
Other Expense (Income), Net
Other expense (income), net changed by $0.5 million, or 317.5%, to $0.4 million of expense for the three months ended June 30, 2023 compared to $0.2 million of income for the three months ended June 30, 2022. The change was primarily related to ongoing Hurricane Ian-related expenses recognized during the three months ended June 30, 2023.
Income Tax Expense
Income tax expense decreased $8.9 million, or 47.2%, to $9.9 million for the three months ended June 30, 2023 compared to $18.8 million for the three months ended June 30, 2022. The decrease was primarily attributable to the 48.1% decrease in income before income tax expense for the three months ended June 30, 2023 as compared to June 30, 2022.
Net Income (Loss)
Net income decreased by $31.2 million to $33.3 million for the three months ended June 30, 2023 compared to $64.5 million for the three months ended June 30, 2022. The decrease was primarily attributable to the $24.5 million decrease in gross profit, the $5.0 million increase in selling, general & administrative expenses, the $5.8 million increase in interest expense – other and the $6.3 million increase in interest expense – floor plan for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was partially offset by the $8.9 million decrease in income tax expense for the three months ended June 30, 2023 compared to June 30, 2022.

Nine Months Ended June 30, 2023, Compared to Nine Months Ended June 30, 2022

	For the Nine Months Ended June 30, 2023		For the Nine Months Ended June 30, 2022		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$959,334	64.6%	$903,104	67.0%	$56,230	6.2%
Pre-owned boat	242,641	16.3%	227,484	16.9%	15,157	6.7%
Finance & insurance income	43,286	2.9%	43,234	3.2%	52	0.1%
Service, parts & other	240,068	16.2%	173,477	12.9%	66,591	38.4%
Total revenues	1,485,329	100.0%	1,347,299	100.0%	138,030	10.2%

Gross Profit
New boat	213,567	14.4%	244,058	18.1%	(30,491)	-12.5%
Pre-owned boat	57,743	3.9%	63,406	4.7%	(5,663)	-8.9%
Finance & insurance	43,286	2.9%	43,234	3.2%	52	0.1%
Service, parts & other	101,523	6.8%	76,748	5.7%	24,775	32.3%
Total gross profit	416,119	28.0%	427,446	31.7%	(11,327)	-2.6%

Selling, general and administrative expenses	260,872	17.6%	222,455	16.5%	38,417	17.3%
Depreciation and amortization	17,310	1.2%	10,549	0.8%	6,761	64.1%
Transaction costs	1,668	0.1%	5,158	0.4%	(3,490)	-67.7%
Change in fair value of contingent consideration	763	0.1%	11,022	0.8%	(10,259)	-93.1%

Income from operations	135,506	9.1%	178,262	13.2%	(42,756)	-24.0%

Interest expense – floor plan	17,687	1.2%	3,056	0.2%	14,631	478.8%
Interest expense – other	25,265	1.7%	7,937	0.6%	17,328	218.3%
Other (income) expense, net	(465)	—%	491	—%	(956)	-194.7%
Income before income tax expense	93,019	6.3%	166,778	12.4%	(73,759)	-44.2%
Income tax expense	21,264	1.4%	36,455	2.7%	(15,191)	-41.7%
Net income	71,755	4.8%	130,323	9.7%	(58,568)	-44.9%
Less: Net income attributable to non-controlling interests	(3,468)		(1,970)
Less: Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(8,013)		(16,060)
Net income attributable to OneWater Marine Inc.	$60,274		$112,293
Revenue
Overall, revenue increased by $138.0 million, or 10.2%, to $1,485.3 million for the nine months ended June 30, 2023 from $1,347.3 million for the nine months ended June 30, 2022. Overall revenue increased primarily due to acquisition growth, driven by a $66.6 million increase in service, parts & other sales and a $56.2 million increase in new boat sales for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022.
New Boat Sales
New boat sales increased by $56.2 million, or 6.2%, to $959.3 million for the nine months ended June 30, 2023 from $903.1 million for the nine months ended June 30, 2022. The increase was primarily attributable to an increase in average sales price.

Pre-owned Boat Sales
Pre-owned boat sales increased by $15.2 million, or 6.7%, to $242.6 million for the nine months ended June 30, 2023 from $227.5 million for the nine months ended June 30, 2022. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in the number of units sold as well as an increase in the average sales price.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income remained flat at $43.3 million for the nine months ended June 30, 2023 and 2022. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $66.6 million, or 38.4%, to $240.1 million for the nine months ended June 30, 2023 from $173.5 million for the nine months ended June 30, 2022. The increase in service, parts & other sales is primarily due to the contributions from our recently acquired parts and accessories businesses, including Ocean Bio Chem, as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales at our dealerships. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $137.0 million for the nine months ended June 30, 2023.
Gross Profit
Overall, gross profit decreased by $11.3 million, or 2.6%, to $416.1 million for the nine months ended June 30, 2023 from $427.4 million for the nine months ended June 30, 2022. This decrease was primarily due to industry margin normalization, partially offset by the impact of the 2023 Acquisitions and 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins decreased 370 basis points to 28.0% for the nine months ended June 30, 2023 from 31.7% for the nine months ended June 30, 2022 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $30.5 million, or 12.5%, to $213.6 million for the nine months ended June 30, 2023 from $244.1 million for the nine months ended June 30, 2022. This decrease was primarily due to the decrease in new boat gross profit margin. New boat gross profit margin was 22.3% for the nine months ended June 30, 2023 as compared to 27.0% in the nine months ended June 30, 2022. The decrease in new boat gross profit and gross profit margin is due primarily to accelerated normalization of new boat pricing following the COVID-19 pandemic.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $5.7 million, or 8.9%, to $57.7 million for the nine months ended June 30, 2023 from $63.4 million for the nine months ended June 30, 2022. The decrease in pre-owned boat gross profit was primarily driven by the decrease in pre-owned boat gross profit margin. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 23.8% and 27.9% for the nine months ended June 30, 2023 and 2022, respectively. The decrease in pre-owned boat gross profit was primarily driven by the decrease in pre-owned boat gross profit margin as a result of accelerated normalization of pre-owned boat pricing following the COVID-19 pandemic. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue.
Finance & Insurance Gross Profit
Finance & insurance gross profit remained flat at $43.3 million for the nine months ended June 30, 2023 and 2022, respectively. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $24.8 million, or 32.3%, to $101.5 million for the nine months ended June 30, 2023 from $76.7 million for the nine months ended June 30, 2022. Service, parts & other gross profit margin was 42.3% and 44.2% for the nine months ended June 30, 2023 and 2022, respectively. The increase in gross profit was primarily the result of the acquisitions in our Distribution segment. The decrease in gross profit margin percentage was due to a shift in the revenue mix towards parts & accessories which has a lower margin percentage than service and other sales.

Selling, General & Administrative Expenses
Selling, general & administrative expenses increased by $38.4 million, or 17.3%, to $260.9 million for the nine months ended June 30, 2023 from $222.5 million for the nine months ended June 30, 2022. This increase was primarily due to expenses incurred to support the overall increase in revenues. Selling, general & administrative expenses as a percentage of revenue increased to 17.6% from 16.5% for the nine months ended June 30, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher administrative expenses for the acquisitions in our Distribution segment as well as higher marketing expenses, including increased boat show activity during the current period.
Depreciation and Amortization
Depreciation and amortization expense increased $6.8 million, or 64.1%, to $17.3 million for the nine months ended June 30, 2023 compared to $10.5 million for the nine months ended June 30, 2022. The increase in depreciation and amortization expense for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 was primarily attributable to depreciation of acquired tangible assets and amortization of acquired intangible assets from the 2022 Acquisitions.
Transaction Costs
The decrease in transaction costs of $3.5 million, or 67.7%, to $1.7 million for the nine months ended June 30, 2023 compared to $5.2 million for the nine months ended June 30, 2022 was primarily attributable to a reduction in acquisition activity during the nine months ended June 30, 2023 as compared to June 30, 2022.
Change in Fair Value of Contingent Consideration
During the nine months ended June 30, 2023, we recognized a loss of $0.8 million related to updated forecasts and accretion of contingent consideration liabilities related to acquisitions completed in fiscal years 2021, 2022 and 2023.
Income from Operations
Income from operations decreased $42.8 million, or 24.0%, to $135.5 million for the nine months ended June 30, 2023 compared to $178.3 million for the nine months ended June 30, 2022. The decrease was primarily attributable to the $38.4 million increase in selling, general and administrative expenses and the $11.3 million decrease in gross profit for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022, partially offset by a $10.3 million decrease in the change in fair value of contingent consideration during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan increased $14.6 million, or 478.8%, to $17.7 million for the nine months ended June 30, 2023 compared to $3.1 million for the nine months ended June 30, 2022. Floor plan related interest expense increased primarily due to an increase in the average inventory for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 as well as an increase in interest rates.
Interest Expense – Other
Interest expense – other increased by $17.3 million, or 218.3%, to $25.3 million for the nine months ended June 30, 2023 compared to $7.9 million for the nine months ended June 30, 2022. The increase in interest expense – other was related to the increase in our long-term debt which was used to fund certain 2022 acquisitions as well as rising interest rates.
Other (Income) Expense, Net
Other expense (income), net changed by $1.0 million, or 194.7%, to $0.5 million of income for the nine months ended June 30, 2023 compared to $0.5 million of expense for the nine months ended June 30, 2022. The change was primarily related to a $0.6 million reduction in expenses related to tax rate changes on our tax receivable agreement liability and proceeds from insurance as a result of Hurricane Ian, partially offset by ongoing expenses as a result of the hurricane during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022.
Income Tax Expense
Income tax expense decreased $15.2 million, or 41.7%, to $21.3 million for the nine months ended June 30, 2023 compared to $36.5 million for the nine months ended June 30, 2022. The decrease was primarily attributable to the 44.2% decrease in income before income tax expense for the nine months ended June 30, 2023 as compared to June 30, 2022, partially offset by an increase in our effective tax rate.

Net Income (Loss)
Net income decreased by $58.6 million to $71.8 million for the nine months ended June 30, 2023 compared to $130.3 million for the nine months ended June 30, 2022. The decrease was primarily attributable to the $38.4 million increase in selling, general & administrative expenses, the $17.3 million increase in interest expense – other, the $14.6 million increase in interest expense – floor plan, and the $11.3 million decrease in gross profit, for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. The decrease was partially offset by a $10.3 million decrease in the change in fair value of contingent consideration and a $15.2 million decrease in income tax expense for the nine months ended June 30, 2023 compared to June 30, 2022.
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
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
($ in thousands)	2023	2022
Net income	$33,290	$64,483
Interest expense – other	9,077	3,311
Income tax expense	9,916	18,785
Depreciation and amortization	6,584	4,274
Change in fair value of contingent consideration	436	3,118
Transaction costs	97	1,337
Other expense (income), net	361	(166)
Adjusted EBITDA	$59,761	$95,142
Adjusted EBITDA was $59.8 million for the three months ended June 30, 2023 compared to $95.1 million for the three months ended June 30, 2022. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit and the increase in interest expense - floor plan for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Nine Months Ended June 30, 2023, Compared to Nine Months Ended June 30, 2022

	Nine Months Ended June 30,
($ in thousands)	2023	2022
Net income	$71,755	$130,323
Interest expense – other	25,265	7,937
Income tax expense	21,264	36,455
Depreciation and amortization	19,126	10,814
Change in fair value of contingent consideration	763	11,022
Transaction costs	1,668	5,158
Other expense (income), net	(465)	491
Adjusted EBITDA	$139,376	$202,200
Adjusted EBITDA was $139.4 million for the nine months ended June 30, 2023 compared to $202.2 million for the nine months ended June 30, 2022. The decrease in Adjusted EBITDA resulted primarily from the increase in selling, general and administrative expenses and interest expense - floor plan as well as the decrease in gross profit for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022.
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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of June 30, 2023, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements, except for purchase commitments under supply agreements entered into in the normal course of business.
Cash Flows
Analysis of Cash Flow Changes Between the Nine Months Ended June 30, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended June 30,
($ in thousands)	2023	2022	Change
Net cash (used in) provided by operating activities	$(134,197)	$62,123	$(196,320)
Net cash used in investing activities	(46,753)	(337,616)	290,863
Net cash provided by financing activities	173,150	313,443	(140,293)
Effect of exchange rate changes on cash and restricted cash	15	—	15
Net change in cash	$(7,785)	$37,950	$(45,735)
Operating Activities. Net cash used in operating activities was $134.2 million for the nine months ended June 30, 2023 compared to net cash provided by operating activities of $62.1 million for the nine months ended June 30, 2022. The $196.3 million increase in cash used in operating activities was primarily attributable to a $105.6 million increase in the change in inventory, a $58.6 million decrease in net income, and a $21.3 million decrease in the change in accounts payable for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022.
Investing Activities. Net cash used in investing activities was $46.8 million for the nine months ended June 30, 2023 compared to net cash used in investing activities of $337.6 million for the nine months ended June 30, 2022. The $290.9 million decrease in cash used in investing activities was primarily attributable to a $297.5 million decrease in cash used in acquisitions for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022.
Financing Activities. Net cash provided by financing activities was $173.2 million for the nine months ended June 30, 2023 compared to net cash provided by financing activities of $313.4 million for the nine months ended June 30, 2022. The $140.3 million decrease in financing cash flow was primarily attributable to a $210.0 million decrease in borrowings on long-term debt, partially offset by a $72.3 million increase in net borrowings on our Inventory Financing Facility for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022.

Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. As of June 30, 2023 the Company has repurchased and retired 73,487 shares at an average price of $26.28 per share. The Company has $48.1 million remaining under the share repurchase program.
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

The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants as of June 30, 2023.
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
We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including certain provisions related to the Funded Debt to EBITDA Ratio, and the Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral securing the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interests of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired marine retailers (ix) make any change in any of our marine retailers’ capital structure or in any of their business objectives or operations which might in any way adversely affect the ability of such marine retailer to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and certain of its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo. Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our President and Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.
As of June 30, 2023 and September 30, 2022, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $444.8 million and $267.1 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the nine months ended June 30, 2023 and the year ended September 30, 2022, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 5.4% and 2.2%, respectively. As of June 30, 2023 and September 30, 2022, our additional available borrowings under our Inventory Financing Facility were $105.2 million and $232.9 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of June 30, 2023, we were in compliance with all covenants under the Inventory Financing Facility.

Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of June 30, 2023, our indebtedness associated with our 2 acquisition notes payable totaled an aggregate of $3.2 million with a weighted average interest rate of 5.0% per annum. As of June 30, 2023, the principal amount outstanding under these acquisition notes payable ranged from $1.1 million to $2.1 million, and the maturity dates ranged from December 1, 2023 to December 1, 2024.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 8.4% per annum, require monthly payments of approximately $152,000, and mature on dates between July 2023 to July 2028. As of June 30, 2023, we had $4.2 million outstanding under the commercial vehicles notes payable.
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
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $444.8 million as of June 30, 2023, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $4.4 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on an outstanding balance of $428.3 million and Term SOFR as of June 30, 2023, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $4.3 million. We do not currently hedge our interest rate exposure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the nine months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended June 30, 2023. The Company has $48.1 million remaining under the share repurchase program.
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

August 4, 2023