Form 10-K
period 2023-09-30
OneWater Marine Inc.
filed 2023-12-14
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number 001-39213
______________________________________
OneWater Marine Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________________

Delaware	83-4330138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6275 Lanier Islands Parkway Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 541-6300
______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on March 31, 2023, was $301,022,118.
The registrant had 14,539,056 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of November 28, 2023.
Auditor’s Name: Grant Thornton LLP
Auditor’s Location: Atlanta, GA
Auditor’s PCAOB ID Number: 248
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•changes in industry seasonality and changes in demand for our products and our ability to maintain acceptable pricing for our products and services, including financing, insurance and extended service contracts;
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
•our future operating results and profitability; and
•plans, objectives, expectations and intentions contained in this Form 10-K that are not historical.

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
•any global public health concerns, including, for example, our ability to safely operate our locations, access to inventory and customer demand;
•the seasonality and volatility of the boat industry;
•general domestic and international political and regulatory conditions, including changes in tax or fiscal policy and the effects of past or future restrictions on various commercial and economic activities in response to public health concerns;
•environmental conditions and real or perceived human health or safety risks;
•our acquisition strategies and our ability to integrate additional marine retailers;
•effects of industry-wide supply chain challenges and our ability to manage our inventory;
•our ability to retain key personnel and the effects of labor shortages;
•the inability to comply with the financial and other covenants and metrics in our credit facilities;
•cash flow and access to capital;
•the timing of development expenditures; and
•the other risks described under “Risk Factors” and discussed elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2023.
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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 98 dealership locations, 11 distribution centers/warehouses and multiple online marketplaces as of September 30, 2023. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. Additionally, the recent acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem, Inc. ("Ocean Bio-Chem") have significantly expanded our sales of marine-related parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution.
As of September 30, 2023, the Dealerships segment includes operations of 98 dealerships in 15 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 91% of revenues for the year ended September 30, 2023. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2023, we sold over 10,000 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. We offer a wide array of new boats at various price points through relationships with 49 manufacturers covering 70 brands. We believe we are currently a top-three customer for 29 of our 70 brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 8% of our total sales volume.
As of September 30, 2023, the Distribution segment includes the activity of three of our fully-owned businesses, PartsVu, Ocean Bio-Chem and T-H Marine and its subsidiaries, which together operate 11 distribution centers/warehouses in Alabama, Florida, Oklahoma, Indiana, Tennessee and Illinois and represents approximately 9% of revenues. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. Non-boat sales were approximately 19.5% of revenue and 35.6% of gross profit in fiscal year 2023, 17.8% of revenue and 30.1% of gross profit in fiscal year 2022 and 11.3% of revenue and 25.8% of gross profit in fiscal year 2021. We believe that our diversification of revenue streams, the strength of our industry relationships and our scale enables us to receive among the best pricing and terms available across all of the products that we carry. We routinely evaluate our sales performance and consumer demand to ensure that the economic relationship we have in place with our manufacturers and suppliers optimizes our profitability.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 80 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 33 acquisitions. Our current portfolio as of September 30, 2023 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

Our Market and Our Customer
Consumer spending in the United States on boats, engines, services, parts, accessories and related purchases reached $59.3 billion in 2022, up 4.4% from 2021, and has, on average, grown in excess of 6% annually since 2011. New powerboat sales have driven market growth and reached $16.0 billion in 2022, resulting in a 12% average annual growth rate since 2011. Of the approximately 1,016,000 powerboats sold in the United States in 2022, 81% of total units sold (approximately 826,000) were pre-owned. Relative demand for new and late-model boats has increased in recent years in part due to the continuous evolution of boat technology and design including, but not limited to, seating configurations, power, efficiency, instrumentation and electronics, and wakesurf gates, each of which represents a material design improvement that cannot be matched by more dated boat models. We believe the increasing pace of innovation in technology and design will result in more frequent upgrade purchases and ultimately higher sales volumes of new and late-model, pre-owned boat sales. While we continue to monitor the impact of the macro-economic environment, including challenges related to inflation and consumer demand, our financial position through September 30, 2023 suggests that spending in our regions and across product lines has proven resilient as families continue to focus on outdoor recreation, driving increased sales.
The boat dealership market is highly fragmented and is comprised of approximately 4,200 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however we do have two large competitors – MarineMax and Bass Pro Shops. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The recent acquisitions of T-H Marine and Ocean Bio-Chem have significantly expanded our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high-margin service parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.
Our inventory and product selection allow us to cater to a highly diverse customer base with price points and boat types that appeal to a broad spectrum of budgets and preferences. The boating industry’s and MarineMax’s average selling prices for a new boat were $84,000 in calendar year 2022 and $306,000 in fiscal year 2023, respectively. By comparison, our average selling price for a new boat in fiscal year 2023 was $232,000.
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

Acquisition Strategy: We believe there is a tremendous opportunity for us to expand in both existing and new markets, given that the industry is highly fragmented with most boat retailers owning three or fewer stores. We seek to create value by implementing the best tested operational practices to family-owned and operated businesses that previously lacked the resources, management experience and expertise to maximize the profitability of the acquired standalone businesses. We believe that our dealer group branding strategy, which retains the name, logo and trademarks associated with each dealership or dealer group at the time of acquisition, significantly differentiates us from our largest competitors who employ singular, national branding strategies. In addition, we have and may again acquire businesses that focus on the sales of parts and accessories. We believe there is a significant opportunity for us to expand our presence in this less cyclical and higher margin business. We are committed to maintaining local and regional branding because we believe that the value of retaining the goodwill and long-standing customer relationships of these local businesses, many of which have been built by families over decades, far exceeds the benefits of attempting to establish a potentially unfamiliar “OneWater” national brand. In addition, preserving this established identity maintains the long-term engagement of former owners because their name and reputation remain figuratively and literally “on the door.” We believe that the marine industry is underpinned by strong fundamental drivers, and that, with the implementation of operational control measures and the injection of resources, local dealerships can significantly increase revenues and profitability. We believe our status as a consolidator of choice is based on the expertise we have developed through completing 33 acquisitions (80 dealerships, 12 distribution centers/warehouses acquired) since the combination of Singleton Marine and Legendary Marine in 2014, our growing cash flow and financial profile, and our footprint of retailers within prime markets. Our ability to acquire additional locations or dealer groups at attractive multiples is further enhanced by our growing reputation for retaining the seller’s management team and keeping their branding and legacy intact. Accordingly, the sellers remain actively involved in the business and many have remained employed with us for years beyond the closing of the acquisition. We believe there is significant opportunity to expand our dealership footprint in regions with strong boating cultures. While we have a strong presence in the Southeastern portion of the United States, there are several areas of opportunity in states adjacent to our current geographic footprint as well as states in new regions in the Midwest and Western United States. We continue to strategically evaluate potential acquisitions and as a result of our reputation in the marketplace, we expect our pipeline of potential acquisitions to grow over time.
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
In 2022, $59.3 billion was spent on retail boating sales, which has contributed to annual growth in excess of 6% percent since 2011. Consumer marine spending includes purchases of new and pre-owned boats; marine products such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. New boat sales and pre-owned boat sales constituted 37% and 22% of 2022 boating retail sales, respectively, based on industry data from the National Marine Manufacturers Association (“NMMA”). The NMMA estimates that approximately 998,000 pre-owned boats were sold in 2022. Non-boat sales include aftermarket accessories (21% of total 2022 boating retail sales) and finance & insurance products and ancillary services, such as insurance, maintenance and fuel (20% of total 2022 boating retail sales). The strategic acquisitions we made in our Distribution segment have increased our presence in the significant aftermarket accessories market.
Boat sales volumes are correlated with consumer confidence and the availability of consumer credit. Recent increase in spending has been driven by the rising average selling prices partially offset by a decrease in units sold. Innovation, including updated boat configurations, hull designs, wake gates and other electronics, have contributed to shorter boat upgrade cycles which result in higher unit sales volume prior to the current year decrease. Pre-owned traditional powerboat sales were approximately $12.2 billion in 2022, which represents a decrease of 7.1% compared to 2021. After the significant growth in 2020 and 2021, pre-owned traditional powerboat sales have started to normalize following the COVID-19 pandemic but still remain well in excess of pre-pandemic sales. With the exception of 2020 - 2022, pre-owned traditional powerboat sales have remained relatively consistent seen since 2006 and through economic cycles. The boat dealership market is highly fragmented with approximately 4,200 dealerships nationwide, and the majority of retailers are owner-operated with three stores or fewer. Independent retailers typically offer a limited selection of boat brands, and they predominantly focus on new boat sales with less expertise and capacity to create a meaningful business from non-boat sales such as finance & insurance products.
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

New and Pre-Owned Boat Sales
Our Dealership segment focuses primarily on the sale of new and pre-owned recreational boats, including saltwater fishing boats, pontoon, runabout, wake/ski boats, and yachts. We offer products from a broad variety of manufacturers and brands without relying on any one manufacturer or brand in particular. No single brand accounted for more than 8% of our total sales volume in fiscal year 2023. We also sell pre-owned versions of the brands we offer and pre-owned boats of other brands we take as trade-ins or acquire. During fiscal year 2023, new boat sales accounted for approximately $1,223.7 million or 63.2% of our consolidated revenue, and pre-owned boat sales accounted for approximately $334.5 million or 17.3% of our consolidated revenue.
We offer new and pre-owned recreational boats in a broad range of product categories. We believe that the product lines and brands we offer are among the highest quality within their respective market categories, with well-established brand recognition and reputations for quality, performance, styling and innovation.
Fishing Boats. Revenue from fishing boats comprised 39% of our new boat revenue for fiscal year 2023. The fishing boats we offer range from entry-level models to advanced models, from brands such as Everglades, Grady-White, Pursuit, Sportsman, Cobia and World Cat, each designed for fishing and water sports in lakes, bays and off-shore waters, with cabins with limited live-aboard capability. The fishing boats we offer typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads and fresh and saltwater washdowns.
Pontoon Boats and Runabouts. Revenue from pontoon boats and runabouts comprised 30% of our new boat revenue for fiscal year 2023. We offer a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs, from brands such as Bennington, Barletta and Harris. Our runabouts, such as Cobalt, Regal and Chris-Craft, target the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. The models we offer may include amenities such as advanced navigation electronics and sound systems, a variety of hull, deck, and cockpit designs that can include a swim platform, bow pulpit and raised bridges, and swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. With a variety of designs and options, the pontoon boats and runabouts we offer appeal to a broad audience of boat enthusiasts and existing customers.
Wake/Ski Boats. Revenue from wake/ski boats comprised 4% of our new boat revenue for fiscal year 2023. The ski boats we offer range from entry-level models to advanced models, from brands such as Axis and Malibu, all of which are designed to generate specific wakes for optimal skiing, surfing and wakeboarding performance and safety. With a broad range of designs and options, the ski boats we offer appeal to both competitive and recreational users.
Yachts. Revenue from yachts comprised 22% of our new boat revenue for fiscal year 2023. The yachts we offer range from traditional models to advanced models, from brands such as Absolute, Riviera, Tiara and Sunseeker. The yacht product lines typically include state-of-the-art designs with live-aboard luxuries, offering amenities such as flybridges with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations.
Motors, Trailers, Personal Water Crafts (“PWC”), Wholesale and Other. Revenue from motors, trailers, PWC, wholesale and other sales comprised 5% of our new boat revenue for fiscal year 2023. The motors and trailers we offer range in size, horsepower, length and style dependent upon the type of boat our customers may own. We offer PWC, primarily including models from Yamaha and Sea Doo, which appeal to a broad audience of customers. Wholesale sales primarily consist of transactions with other dealers and other sales include the remaining new inventory products we offer.
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
Fee income generated from finance & insurance products accounted for approximately $56.3 million or 2.9% of our revenue during fiscal year 2023. We believe that our customers’ ability to obtain competitive, prompt and convenient financing at our dealerships strengthens our ability to sell new and pre-owned boats and gives us an advantage over many of our competitors, particularly our smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate enough finance & insurance product volume to attract the broad range of financing sources that are available to us.
Service, Parts & Other
Service, parts & other accounted for approximately $321.8 million or 16.6% of our revenue during fiscal year 2023 and is comprised of revenues generated from our Dealerships and Distribution reporting segments.
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
At certain of our dealerships, we offer marina and boat rental services, which are generally recurring in nature and create additional opportunities to connect with potential buyers. We maintain a small fleet of rental boats, and, after one season, the rental boats are repurposed for pre-owned sales. Additionally, we operate 18 marina locations that provide fueling, docking and indoor and outdoor storage.
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
The acquisition of Ocean Bio-Chem further expanded our Distribution segment. Ocean Bio-Chem is principally engaged in the manufacture, marketing, and distribution of a broad line of appearance, performance and maintenance products for the marine, automotive, power sports, recreational vehicle, home care and outdoor power equipment markets, under the Star brite® and Star Tron® brand names. In addition, Ocean Bio-Chem produces private label formulations of many of its products for various customers and provide custom blending and packaging services for these and other products. Ocean Bio-Chem also manufactures, markets and distributes chlorine dioxide-based deodorizing disinfectant, and sanitizing products under the Star brite® and Performacide® brand names, utilizing a patented delivery system for use with products containing chlorine dioxide.

We believe this segment will advance our strategic growth and diversification strategies and is expected to materially expand our addressable market in the parts and accessories business. We believe that the expansion will allow us to drive deeper customer engagements through the offer of private label consumable products and may help partially offset the industry cyclicality of boat sales.
Locations
In our Dealership segment, we offer new and pre-owned recreational boats and other related marine products and boat services through 98 dealerships in 15 states as of September 30, 2023. Each dealership generally includes an indoor showroom and an outside display area for our new and pre-owned boat inventories, along with a business office to facilitate finance & insurance products and repair and maintenance services facilities. We also have 11 locations spanning 6 states in our Distribution segment. The use of these facilities varies and primarily includes manufacturing facilities, distribution centers, warehouses, administrative and product testing centers.
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
Members of our sales teams receive compensation primarily on a commission basis. Additionally, each manager within a dealership receives a salary along with incentive compensation based on the performance of the managed location or their respective departments.
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
We offer a wide array of new boats at various price points through relationships with 49 manufacturers covering 70 brands. We believe we are currently a top-three customer for 29 of our 70 brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 8% of our total sales volume. Additionally, our top brand only accounts for approximately 12% of new boat sales. However, sales of new boats from the top ten brands represent approximately 39.4% of our total sales volume for fiscal year 2023.
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
Our inventory turnover ratio, which is calculated as cost of goods sold for the period divided by the average inventory over the same period, was 2.9x and 4.6x for fiscal years 2023 and 2022, respectively.
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
We are party to our Inventory Financing Facility (as defined below). For the years ended September 30, 2023 and 2022, interest on new boats and for rental units was calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility section below). For the years ended September 30, 2021, interest on new boats and for rental units was calculated using the legacy one month London Inter-Bank Offering Rate (“LIBOR”). Our Inventory Financing Facility requires us to pay the benchmark rate plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. The interest rate for pre-owned boats is calculated using the new boat rate set forth above plus 0.25%.
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

Seasonality
Our business, along with the entire retail marine industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. Over the three-year period ended September 30, 2023, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 19%, 26%, 32%, and 23%, respectively, of our average annual revenues. Every January, the onset of consumer boat and recreation shows generally marks the beginning of an increase in boat sales which allows us to begin to reduce our inventory levels and related short-term borrowings for the remainder of the fiscal year.
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
Environmental and Other Regulatory Issues
Our business operations, along with the entire retail marine industry, are subject to numerous environmental and occupational health and safety laws and regulations that may be imposed in the United States at the federal, state and local levels. Federal agencies that implement and enforce these laws and regulations include the U.S. Environmental Protection Agency (“EPA”) and the U.S. Occupational Safety and Health Administration (“OSHA”). The more significant of these environmental and occupational health and safety laws and regulations include the following federal legal standards that currently exist in the United States, as amended from time to time:
•the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources, including outboard marine engines and chemical manufacturing operations, and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
•the Federal Water Pollution Control Act (the “Clean Water Act”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•the Oil Pollution Act (“OPA”), which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;
•the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;
•the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and fire departments on toxic chemical uses and inventories; and
•the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures.

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
For additional information relating to environmental protection, including releases, discharges and emissions into the environment, as well as worker health and safety requirements, please see “Risk Factors— Risks Related to Environmental and Geographic Factors—Climatic events may adversely impact our operations, disrupt the business of our third party vendors on whom we rely upon for products and services, and may not be adequately covered by our insurance,” “—Environmental and other regulatory issues impact our operations from time to time” and “Our operations are subject to risks arising out of the threat of climate change, which could result in increased operating costs and reduced demand for the products that we and the retail recreational boat industry provide.” Historically, our environmental compliance costs have not had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations.

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
Intellectual Property
We are the registered holder of a U.S. trademark and a domain name that include our primary brand name “OneWater”. Additionally, we have obtained registered trademarks for Star brite®, Star Tron®, Performacide® and other trade names used on our products. We also rely on a number of trade names with respect to the regional dealer groups that we have acquired, which we do not re-brand under our “OneWater” mark. We view our trademarks as significant assets because they provide product recognition. We believe that our trademarks provide protection in the geographic markets we serve, but we cannot assure that our intellectual property rights can be maintained or successfully asserted in the future or will not be invalidated, circumvented or challenged. We cannot give any assurance that any trade name and trademark applications that we may file in the future will be granted.
We own several patents, the most significant of which relate to a delivery system for use with products containing chlorine dioxide. In 2021, we were issued a new patent for our ClO2 delivery system that expires on July 8, 2039. See “Risk Factors—Risks Related to Our Operations—We may be unable to adequately maintain, enforce, and protect our intellectual property rights and we may be accused of infringing the intellectual property rights of third parties, which could have a material adverse effect on our business, financial conditions, and operations,” in Item 1A of this report for additional information.
Human Capital Resources
As of September 30, 2023, we had 2,319 employees, 2,076 of whom were in location-level operations and 243 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.
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

Our overall philosophy is to pay competitive wages to all team members, which helps us to attract, motivate, and retain a highly qualified team and reduce turnover. Cash incentive plans and other bonuses may also be paid and are designed to reward individuals based on the achievement of personal and/or corporate objectives, which contribute to our long-term success. Grants of stock-based awards under our 2020 Omnibus Incentive Plan are intended to align compensation with increasing long-term shareholder value. The Company also provides an employee stock purchase plan which enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The employee stock purchase plan is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended.
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
As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the business and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries, conducts its business. As a result, we consolidate the financial results of OneWater LLC and its subsidiaries and report temporary equity related to the portion of OneWater LLC Units not owned by us, which will reduce net income (loss) attributable to the holders of our Class A common stock, par value $0.01 per share (“Class A common stock”). As of November 28, 2023, OneWater Inc. owned 91.0% of OneWater LLC.
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

Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors:

Name	Position	Age

P. Austin Singleton	Founder, Chief Executive Officer and Director	50

Anthony Aisquith	President, Chief Operating Officer and Director	56

Jack Ezzell	Chief Financial Officer and Secretary	53

John F. Schraudenbach	Director and Chairman of the Board of Directors	64

Bari A. Harlam	Director	62

Carmen Bauza	Director	61

Christopher W. Bodine	Director	68

J. Steven Roy	Director	63

Jeffery B. Lamkin	Director	54

John G. Troiano	Director	53
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
Anthony Aisquith has served as our President and Chief Operating Officer since April 2019, as a Director since May 2020, and as the President and Chief Operating Officer of OneWater LLC (including its predecessor entity, Singleton Marine) since 2008. Mr. Aisquith served on the Board of Managers of OneWater LLC from 2014 until the Reorganization. Mr. Aisquith has over 25 years of experience in the boating industry, and prior to joining OneWater LLC in 2008, he held several senior management positions at MarineMax (NYSE: HZO). Specifically, from 2003 to 2008, he served as Vice President, and from 2000 to 2008, he served as a Regional President, overseeing MarineMax’s operations in Georgia, North and South Carolina, Texas and California. Prior to serving as Regional President, Mr. Aisquith held a variety of management and sales positions at MarineMax. Before joining MarineMax in June of 1985, Mr. Aisquith worked for ten years in the auto industry. Our board of directors (the “Board of Directors”) believes Mr. Aisquith’s extensive industry experience and his familiarity with the Company qualify him to serve as a director.
Jack Ezzell has served as our Chief Financial Officer since April 2019 and as the Chief Financial Officer of OneWater LLC since 2017. Mr. Ezzell has over 25 years of accounting and finance experience, with over 19 years of experience in the boating industry specifically. Immediately prior to beginning his tenure as Chief Financial Officer of OneWater LLC, Mr. Ezzell was a General Manager at MarineMax (NYSE: HZO), where he oversaw all dealership operations at MarineMax’s Clearwater and St. Petersburg, Florida locations. From 2010 to 2015, Mr. Ezzell served as Chief Accounting Officer of Masonite International Corporation (NYSE: DOOR), and from 1998 to 2010, he served as the Controller and as the Chief Accounting Officer at MarineMax. Prior to joining MarineMax, Mr. Ezzell began his career as an auditor for Arthur Andersen. Mr. Ezzell is a Certified Public Accountant and obtained his Bachelor of Science in Accounting from Western Carolina University.

Non-Employee Directors
John F. Schraudenbach has served on our Board of Directors since the closing of our IPO and has served as Chairman of the Board of Directors since 2023. Mr. Schraudenbach is a partner with The Goodwin Group, an executive retained search firm. Prior to joining Goodwin, Mr. Schraudenbach held various positions at Ernst & Young for 37 years until his retirement in June 2019. He served as the Americas Senior Client Service Partner at Ernst & Young beginning in 2014, where he established structure and policies for Ernst & Young’s Americas Assurance practice. Prior to this, Mr. Schraudenbach was the Managing Partner of Business Development for the Southeast U.S. Region and an Audit Partner. Mr. Schraudenbach serves on the board of Printpack, Inc a private manufacturer of packaging materials for consumer products and other industries. Mr. Schraudenbach also serves on the University of Georgia Foundation Board as well as various other civic organizations. Mr. Schraudenbach received both a Bachelor and Masters of Accounting from the University of Georgia. He was a Certified Public Accountant. Our Board of Directors believes Mr. Schraudenbach is qualified to serve on our Board of Directors because of his substantial financial and business expertise.
Bari A. Harlam was appointed to our Board of Directors on May 12, 2020. Ms. Harlam is a business leader, marketer, educator and author. From April 2018 to March 2020, Ms. Harlam served as Chief Marketing Officer North America at Hudson’s Bay Company (TSX: HBC). She has also served on the Board of Directors of Eastern Bankshares, Inc. (NASDAQ: EBC) since February 2014, of Aterian, Inc. (NASDAQ: ATER) since February 2020, of Rite Aid Corporation (NYSE: RAD) since September 2020, and of Champion Petfoods, LP since March 2020. Prior to her time at Hudson’s Bay Company, she was EVP, Membership, Marketing & Analytics at BJ’s Wholesale Club (NYSE: BJ) from July 2012 to December 2016. Before joining BJ’s Wholesale Club, she served as Chief Marketing Officer at Swipely, now called Upserve, from August 2011 to July 2012 and prior to that, she served as SVP, Marketing at CVS Health Corp (formerly CVS Caremark Corporation) (NYSE: CVS) from 2000 to August 2011. Early in her career, she was a Professor at Columbia University from July 1989 to July 1992 and The University of Rhode Island from July 1992 to July 2000. In addition, she was an Adjunct Professor at The Wharton School at The University of Pennsylvania from January 2015 to May 2018. She received a Bachelor of Science in Marketing and Decision Sciences, a Master of Science in Econometrics and a Ph.D. in Marketing from The University of Pennsylvania, The Wharton School. Our Board of Directors believes that Ms. Harlam is qualified to serve on our Board of Directors because of her extensive business and marketing experience as well as her prior board experience.
Carmen Bauza was appointed to our Board of Directors on March 1, 2023. Ms. Bauza currently serves on the Board of Directors of Zumiez, Inc. (NASDAQ: ZUMZ) and Destination XL Group, Inc. (NASDAQ: DXLG). Ms. Bauza also serves as a member of the board of managers of Claire's Holdings LLC. Most recently, Ms. Bauza served as the Chief Merchandising Officer at Fanatics, Inc. from January 2019 until April 2021. Prior to that, she was the Chief Merchandising Officer at HSN from November 2016 until December 2017 and the Senior Vice President, General Merchandise Manager Consumables, Health and Wellness at Walmart, Inc. (NYSE: WMT) from June 2007 to October 2016. She previously held roles at Bath & Body Works, Inc. (NYSE: BBWI), Five Below, Inc. (NASDAQ: FIVE) and The Walt Disney Company (NYSE: DIS). Ms. Bauza currently serves as a member of the board of trustees at Seton Hill University and as a member of the advisory board of RoundTable Healthcare Partners Council. Ms. Bauza is a graduate of Seton Hill University where she studied fashion merchandising and business management. Our Board of Directors believes Ms. Bauza is qualified to serve on our Board of Directors because of her extensive business and marketing experience as well as her prior board experience.
Christopher W. Bodine has served on our Board of Directors since the closing of our IPO. Mr. Bodine retired as President, Health Care Services at CVS Health Corp (formerly CVS Caremark Corporation) (NYSE: CVS) (“CVS”) after 24 years with CVS in 2009. During his tenure as President, Mr. Bodine was responsible for Strategy, Business Development, Trade Relations, Sales and Account Management, Pharmacy Merchandising, Marketing, Information Technology, and Minute Clinic. Mr. Bodine is currently Chairman and Director of ContinuumRX Services, Inc. Mr. Bodine is also a Venture Partner at NewSpring Capital and a Director of Russell Medical Center Foundation. Prior to these positions, he was a director at Allergan plc (NYSE: AGN), Fred’s, Inc. (NASDAQ: FRED) and Nash-Finch Company. Mr. Bodine formerly served as a Trustee for Bryant University and is active with the Juvenile Diabetes Research Foundation and the American Heart Association. Mr. Bodine attended Troy State University and received an Honorary Doctorate Degree in Business Administration from Johnson & Wales University. Our Board of Directors believes Mr. Bodine is qualified to serve on our Board of Directors because of his prior leadership experience and his public company experience.
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
Item 1A.    Risk Factors.
Investing in our Class A common stock involves risks. Before making any investment decision, you should carefully consider the information in this Form 10-K, including the risks described below, the matters addressed under “Special Note Regarding Forward-Looking Statements,” our consolidated financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Some of these risks include:
•General economic conditions and consumer spending patterns can have a material adverse effect on our business, financial condition and results of operations.
•The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory, the ability and willingness of our customers to finance boat purchases and our ability to fund future acquisitions.
•Failure to implement strategies to enhance our performance could have a material adverse effect on our business and financial condition.
•Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired marine retailers and each marine retailer we acquire in the future.
•We are required to obtain the consent of our manufacturers prior to the acquisition of other dealers.
•Our failure to successfully order and manage our inventory to reflect consumer demand and to anticipate changing consumer preferences and buying trends, or the lack or excess of inventory in the industry, generally, could have a material adverse effect on our business, financial condition and results of operations.
•OneWater Inc. is a holding company. OneWater Inc.’s only material asset is its equity interest in OneWater LLC, and OneWater Inc. is accordingly dependent upon distributions from OneWater LLC to pay taxes, make payments under the Tax Receivable Agreement and cover OneWater Inc.’s corporate and other overhead expenses.
•If we experience any material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
•Our Legacy Owners own a significant amount of our voting stock, and their interests may conflict with those of our other stockholders.
•In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.
•We may be unable to adequately maintain, enforce, and protect our intellectual property rights and we may be accused of infringing the intellectual property rights of third parties, which could have a material adverse effect on our business, financial condition, and operations.

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
Risks Related to General Economic Conditions
General economic conditions and consumer spending patterns can have a material adverse effect on our business, financial condition and results of operations.
General economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit, fuel prices, levels of discretionary personal income, interest rates, periods of economic or political instability, public health crises, inflation, and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce or defer consumer spending in the markets we serve and adversely affect our business. Consumer spending, including that of high net worth individuals, on discretionary goods may also decline as a result of political uncertainty and instability, even if prevailing economic conditions are generally favorable. Economic conditions in areas in which we operate dealerships, particularly the Southeast and Gulf Coast regions in which we generated approximately 81%, 79% and 80% of our revenue during fiscal years 2023, 2022 and 2021, respectively, could have a major impact on our operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, wintry conditions or other storms, environmental conditions and specific events, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.
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
The market prices of certain materials and components used by us and/or our suppliers in manufacturing the products we sell can be volatile. Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, and the expenses associated with the distribution and transportation of these materials and products we sell, can have an adverse impact on the business, financial condition, and results of operations of us or our suppliers. The inflationary pressure on labor costs could lead to a reduction in profitability, as we may face challenges in maintaining our margins on boats and other distributed products. Additionally, the increased costs in raw materials and transportation could further strain our supply chain, leading to higher operational expenses. Our suppliers may in turn pass such increases along to us by raising the cost of our inventories and/or we may not be able to fully pass along these increased costs onto our customers. These market dynamics may adversely impact our profitability.
In addition, new boat buyers often finance their purchases. Inflation, along with rising interest rates, translates into an increased cost of boat ownership, which can negatively impact our customers' ability or desire to purchase our products. Should inflation and increased rates continue to occur, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases affecting our profitability and margins.
Our sales may be adversely affected by a material increase in interest rates and adverse changes in fiscal policy or credit market conditions.
Since 2008, the U.S. Federal Reserve System has generally maintained policies producing a historically low-interest-rate environment. Interest rates rose throughout 2022 and 2023 and may continue to rise, and there can be no assurance as to what actions the Federal Reserve System will take in the future. Any change in interest rates or the market expectation of such change may result in significantly higher long-term interest rates.
Given that we sell products that are often financed, material increases in interest rates and adverse changes in fiscal policy or credit market conditions have, from time to time, negatively impacted our customers’ ability or desire to purchase our products and may continue to do so in the future. In addition, such an increase or adverse change could reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness or negatively impact the market price of our common stock.

Risks Related to Our Industry and Competition
Our success depends to a significant extent on our manufacturers, and the loss of certain manufacturers could have an adverse effect on our business, financial condition, and results of operations.
We depend on our manufacturers for the sale of new boats. Sales of new boats from our top ten brands represents approximately 39.4%, 41.8% and 42.9% of total sales for the fiscal years ended September 30, 2023, 2022 and 2021, respectively, making them major suppliers of our company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.9%, 15.6% and 17.0% of our consolidated revenue for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. Any adverse change in the reputation, product development efforts, technological advancement, manufacturing capabilities, supply chain and third-party suppliers and financial condition of our manufacturers and their respective brands, would have a substantial adverse impact on our business. Any difficulties encountered by our manufacturers resulting from economic, financial, or other factors could also adversely affect the quality and amount of new boats and products that they are able to supply to us and the services and support they provide to us.
Additionally, any interruption or discontinuance of the operations of our manufacturers, including due to, supply chain disruptions or shortages or bankruptcy or insolvency, could also cause us to experience shortfalls, disruptions, or delays with respect to new boats and inventory. During the course of the pandemic, a number of our manufacturers faced inventory shortages due to a combination of these facts as well as high demand. We also enter into renewable annual dealer agreements with manufacturers, and there is no guarantee that we will be able to renew such dealer agreements in the future. We may not be able to easily replace the loss of certain manufacturers or brands, including at the necessary quantity, quality or price, and the loss of certain manufacturers or brands may therefore have an adverse material effect on our business, results of operations and financial condition.
Boat manufacturers exercise control over our business.
We depend on our dealer agreements, which generally provide for renewable, one-year terms. Through dealer agreements, boat manufacturers exercise control over their dealers, restrict them to specified locations and retain approval rights over changes in management and ownership, among other things. The continuation of our dealer agreements with most manufacturers depends upon, among other things, our achieving stated performance goals for customer satisfaction ratings and market share penetration in the market served by the applicable marine retailer. Failure to meet performance goals and other conditions set forth in any existing or new dealer agreement could have various consequences, including the following:
•the termination or nonrenewal of the dealer agreement;
•the imposition of additional conditions in subsequent dealer agreements;
•limitations on boat inventory allocations;
•reductions in reimbursement rates for warranty work performed by the dealer;
•loss of certain manufacturer-to-dealer incentives;
•denial of approval of future acquisitions; or
•the loss of exclusive rights to sell in the geographic territory.
These events could have a material adverse effect on our product availability, competitive position and financial performance.
Manufacturer recall campaigns could adversely affect our business.
Manufacturer recall campaigns could adversely affect our new and pre-owned boat sales or customer residual trade-in valuations, could cause us to temporarily remove boats from our inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled boats, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business, as well as the entire retail marine industry, is highly seasonal, with seasonality varying in different geographic markets.
Over the three-year period ended September 30, 2023, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 19%, 26%, 32% and 23%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. We also have various dealerships in the Northeast and Midwest region of the United States, which typically experience colder temperatures in the winter months. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, the impact of seasonality could change if we acquire additional marine retailers that operate in colder regions of the United States, or if we acquire additional distribution businesses. Additionally, due to pandemic or other external factors, our seasonal trends may also change as a result of, among other things, dealership closures, disruptions to the supply chain and inventory availability, manufacturer delays, or cancellation of boat shows.
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
We face intense competition.
We operate in a highly competitive and fragmented environment. In addition to facing competition generally from recreation businesses seeking to attract consumers’ leisure time and discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, quality products, boat show space and suitable dealership locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets, including due to cancellations of boat shows, could have a material adverse effect on our business, financial condition and results of operations.
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
We are increasing our efforts to grow our distribution, repair and maintenance services, parts and accessories, and financing and insurance businesses to better serve our customers and thereby increase revenue and improve profitability as a result of these comparatively higher margin businesses. These efforts are designed to increase our revenue and reduce our dependence on the sale of new and pre-owned boats. In addition, we are pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional marine retailers and related operations and improving their performance and profitability through the implementation of our operating strategies. These business initiatives have required, and will continue to require, us to add personnel, invest capital, enter businesses or geographic regions in which we do not have extensive experience and encounter substantial competition. As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off or impair such investments if not successful.
Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired marine retailers and each marine retailer we acquire in the future.
Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 80 additional dealerships and 12 warehouses/distribution centers through 33 acquisitions. Additionally, we actively evaluate and pursue acquisitions on an ongoing basis. We continue to strategically evaluate and monitor our pipeline for potential acquisitions. Each acquired marine retailer operated independently prior to our acquisition. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired marine retailers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our companies. We may not be able to oversee the combined entity efficiently, realize anticipated synergies or effectively implement our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to successfully pursue our acquisition strategies or effectively operate the combined entity could have a material adverse effect on our rate of growth and operating performance. Further, if we acquire businesses or products that depend on a small number of customers and we are unable to retain key customers following the acquisition, our revenues may be adversely affected.
Unforeseen expenses, difficulties and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.
Our growth strategy of acquiring additional marine retailers involves significant risks. This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. We continue to integrate acquired marine retailers, including T-H Marine and Ocean Bio-Chem, and these activities may require management to devote significant attention and resources to integrating acquired businesses with our business. Unforeseen expenses (including potential environmental legacy liabilities due to spills or other releases of regulated substances on or under real properties or resulting from a failure to comply with laws and regulations), difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Even if we are able to integrate acquired business operations successfully, there can be no assurance that the integration will result in the realization of the full benefit of synergies, cost savings, margin growth, insulation from cyclicality or operation effectiveness that we may expect or that any such benefits may be achieved within an anticipated time frame. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in expected returns required by our acquisition criteria to be in the best interest of stockholders or bondholders. Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive marine retailers that best align with our culture and focus on customer service. In addition, we may encounter difficulties in integrating the operations of acquired marine retailers with our own operations, in retaining employees, in retaining and maintaining relationships with customers, suppliers or other business contacts, and in managing acquired marine retailers profitably without substantial costs, delays or other operational or financial problems. As part of our growth strategy, we generally retain existing key staff, including senior management, when we complete an acquisition. There can be no assurance that we will be able to retain marine retailers’ key staff, including senior management, when we complete an acquisition in the future and failure to do so could adversely affect our businesses.
We may issue common or preferred stock, or membership interests in OneWater LLC, and incur substantial indebtedness in making future acquisitions. The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

Our ability to continue to grow through the acquisition of additional marine retailers will depend upon various factors, including the following:
•the availability of suitable acquisition candidates at attractive purchase prices;
•the ability to compete effectively for available acquisition opportunities;
•the availability of cash on hand, borrowed funds, common stock with a sufficient market price or other sources of financing to complete the acquisitions;
•the ability to obtain any requisite manufacturer, governmental or other required approvals;
•the ability to obtain approval of our lenders under our current credit agreements; and
•the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.
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
We are required to obtain the consent of our manufacturers prior to the acquisition of other dealers.
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
In addition to pursuing growth by acquiring marine retailers, we intend to continue to pursue a strategy of growth through opening new dealerships and offering new products in our existing and new territories. Accomplishing these goals for expansion will depend upon a number of factors, including the following:
•our ability to identify new markets in which we can obtain distribution rights to sell our existing or additional product lines;
•our ability to lease or construct suitable facilities at a reasonable cost in existing or new markets;
•our ability to hire, train and retain qualified personnel;
•the timely and effective integration of new dealerships into existing operations;
•our ability to achieve adequate market penetration at favorable operating margins without the acquisition of existing marine retailers; and
•our financial resources.

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
If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our common stock or membership interests in OneWater LLC for acquisitions will depend on the market value of our common stock and the willingness of potential sellers to accept our common stock or membership interests in OneWater LLC as full or partial consideration. Our inability to use our common stock or membership interests in OneWater LLC as consideration, to generate cash from operations or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.
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
With our growth and diversification strategy into marine related parts, products and accessories, we now import, assemble and/or manufacturer marine parts, products and accessories, which could expose us to potential increased costs and certain additional risks.
Our acquisitions of Ocean Bio-Chem, T-H Marine and PartsVu expanded our business to include the import, assembly, manufacture and sale of marine parts and accessories. We may invest considerable resources to develop, import, warehouse and distribute new and existing parts, products and accessories, and there is no assurance that they will be successful. Consequently, we might curtail or abandon them at any time, which could result in asset impairments and inventory write-downs.
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

OneWater LLC and certain of its subsidiaries are parties to the Inventory Financing Facility, which consists of uncommitted inventory floorplan financing of up to $650.0 million as of November 14, 2023. Failure to extend or source alternative financing arrangements could adversely impact our business. As of September 30, 2023 and 2022, we had an aggregate of $489.0 million and $267.1 million, respectively, outstanding under the Seventh Inventory Financing Facility, which consisted of uncommitted inventory floorplan financing of up to $550.0 million as of September 30, 2023. We rely on the Inventory Financing Facility to purchase and maintain our inventory of boats. For additional information relating to the terms of our Inventory Financing Facility including the entrance into the Eighth Amended and Restated Inventory Financing Agreement on November 14, 2023, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements—Inventory Financing Facility.”
Effective August 9, 2022, we entered into the A&R Credit Facility (together with the Inventory Financing Facility, the “Credit Facilities”), which provides for, among other things, (i) a single tranche of Revolving Commitments in an amount equal to $65.0 million (the “Revolving Facility”) and (ii) a single tranche of Initial Term Loans in an aggregate principal amount equal to $445.0 million (the “Term Facility”). As of September 30, 2023, we had $428.3 million outstanding under the Term Facility and $30.0 million outstanding under the Revolving Facility. For additional information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Our ability to borrow under the Credit Facilities depends on our ability to continue to satisfy our covenants and other obligations under the Credit Facilities. In particular, our ability to borrow under our Inventory Financing Facility depends on the ability of our manufacturers to be approved vendors under our Inventory Financing Facility. The aging of our inventory limits our borrowing capacity as defined curtailments under the Inventory Financing Facility reduce the allowable advance rate as our inventory ages. Depressed economic conditions, weak consumer spending, turmoil in the credit markets and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Credit Facilities to fund our operations. Accordingly, under such circumstances, it may be necessary for us to close dealerships, further reduce our expense structure, liquidate inventory below cost to free up capital, or seek to modify the covenants with our lenders. Any inability to utilize the Credit Facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Credit Facilities or replace or supplement the Credit Facilities, which may not be possible at all or under commercially reasonable terms. As of September 30, 2023, we were in compliance with all of the covenants under our Credit Facilities and our additional available borrowings under the Credit Facilities were approximately $96.0 million in the aggregate based upon the outstanding borrowings and maximum facility amounts.
Additionally, the replacement of LIBOR could materially adversely affect our revenue or expenses and the value of our assets or obligations. U.S. LIBOR ceased to be published on June 30, 2023 as a result of national, international, and other regulatory guidance and proposals for reform. In May 2018, the Federal Reserve Bank of New York started to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by the U.S. Department of the Treasury (the "U.S. Treasury") securities, given the depth and robustness of the U.S. Treasury repurchase market.
The Credit Facilities were previously amended such that the interest rate applied to the loans are no longer calculated using LIBOR but instead calculated using SOFR (as further described in the Credit Facilities). SOFR will fluctuate with changing market conditions and, as SOFR increases, our interest expense will mechanically increase. The market transition away from LIBOR to an alternative reference rate, including the conversion of our LIBOR-based loans to SOFR, is complex and could have a range of material adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid, and the expenses associated with, our obligations, loans and other financial instruments tied to LIBOR rates, due to the significant differences between LIBOR and SOFR;
•result in disputes, litigation, or other actions with counterparties regarding the interpretation and enforceability of certain fallback language contained in the Inventory Financing Facility; and/or
•require the transition to or development of appropriate systems to effectively transition from LIBOR-based loans to those based on SOFR or another applicable alternative pricing benchmark.
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
Our failure to successfully order and manage our inventory to reflect consumer demand and to anticipate changing consumer preferences and buying trends, or the lack or excess of inventory in the industry, generally, could have a material adverse effect on our business, financial condition and results of operations.
Our success depends upon our ability to procure sufficient inventory for our needs and to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. Our products appeal to consumers across a number of states who are, or could become, boat owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. For example, the impact of the novel coronavirus ("COVID-19") on our suppliers and subsequent increase in demand for marine retail products led to industry-wide supply chain constraints. We experienced inventory shortages in marine retail products in fiscal year 2021, and it is possible that further shortages could occur. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order product several months in advance, although such orders are not binding until the merchandise is delivered to our locations. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of product to satisfy consumer demand or sales orders or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.
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

If interest rates rise, or continue to rise, the fees we receive in connection with the financing may be limited or reduced as customers become more interest rate sensitive and the spreads that we are able to charge are compressed. The reduction of profit margins on sales of finance & insurance products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.
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

Our foreign purchase of boats and boat components creates a number of logistical and communications challenges. The economic, political and other risks we face resulting from these foreign purchases include the following:
•compliance with U.S. and local laws and regulatory requirements as well as changes in those laws and requirements;
•transportation delays or interruptions and other effects of less developed infrastructures;
•limitations on imports and exports;
•foreign exchange rate fluctuations;
•imposition of restrictions on currency conversion or the transfer of funds;
•maintenance of quality standards;
•unexpected changes in regulatory requirements;
•differing labor regulations;
•potentially adverse tax consequences;
•possible employee turnover or labor unrest;
•the burdens and costs of compliance with a variety of foreign laws; and
•political or economic conflicts, instability or civil unrest.
We have established online marketplaces and a failure in such online operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.
Consumers are increasingly embracing shopping online and through mobile commerce applications. However, consumer preferences and e-commerce buying trends could change, and we may be vulnerable to additional risks and uncertainties associated with online sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Online marketplaces may also increase our access to sensitive, confidential or personal data or information that is subject to data privacy and information security laws and regulations. Our failure to successfully respond to these risks and uncertainties could reduce our online sales, increase our costs, diminish our growth prospects, damage our brands, and subject us to regulatory fines or investigations, which could negatively impact our operations and stock price. In addition, there is no guarantee that we will be able to successfully expand our online platforms. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which could place us at a competitive disadvantage. If we are unable to expand our online platforms, our growth plans could suffer, and the price of our common stock could decline.
We may be unable to adequately maintain, enforce, and protect our intellectual property rights and we may be accused of infringing the intellectual property rights of third parties, which could have a material adverse effect on our business, financial condition, and operations.
We continue to use a number of legacy trade names in connection with marine retailers that we have acquired, which we have not re-branded under our “OneWater” mark, including Star brite® and Star Tron®. In addition, we own patents that provide some competitive support for our Performacide® products. If any of our or the marine retailers’ trademarks become generic, or if third parties adopt marks similar to such marks, we may need to devote additional resources to advertising and marketing.
Despite our best efforts to protect our intellectual property, it is possible that competitors or other third parties may attempt to unlawfully copy, obtain or otherwise use our trade names, trademarks, patents, or other intellectual property or proprietary information without our consent. We take commercially reasonable measures designed to identify and protect our intellectual property. However, monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken may not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights. From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming and expensive and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation, when necessary, will be successful.

We cannot assure that our intellectual property rights will be effectively utilized, maintained, or, if necessary, successfully enforced against third parties. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged, and the legal costs necessary to protect our intellectual property rights could be significant. Our failure to obtain registered intellectual property rights, or maintain or successfully assert intellectual property rights could harm our competitive position and could have a material adverse effect on our financial condition, results of operations and cash flows.
We may also be subject to infringement, misappropriation, dilution, or other violation complaints from others asserting our use of intellectual property rights owned or alleged to be owned by third parties. Litigation related to such claims, whether or not meritorious, may result in injunctions against us or the payment of damages. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert our resources and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have a material adverse effect on our business, operations, and financial condition.
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
Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2023, we have approximately $81.5 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.
Additionally, our goodwill and identifiable intangible assets are recorded at fair value at the time of acquisition and are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and identifiable intangible assets, we make assumptions regarding industry conditions, our future financial performance, and other factors. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill. For the fiscal year ended September 30, 2023, we recorded a non-cash intangible asset impairment of $147.4 million. See Note 8 to the consolidated financial statements for additional information. While we do not believe there is currently a reasonable likelihood that there will be a change in the judgments and assumptions used in our assessments of goodwill and long-lived assets which would result in any further material effect on our operating results, we cannot predict whether events or circumstances will change in the future that could result in non-cash impairment charges that could adversely impact our financial results and net worth.

Our Dealership same-store sales may fluctuate and may not be a meaningful indicator of future performance.
Our Dealership same-store sales may vary from quarter to quarter. A number of factors have historically affected, and will continue to affect, our Dealership same-store sales results, including:
•changes or anticipated changes to regulations related to some of the products we sell;
•consumer preferences, buying trends and overall economic trends;
•our ability to identify and respond effectively to local and regional trends and customer preferences;
•our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
•competition in the regional market of a dealership;
•atypical weather patterns;
•changes in our product availability and mix;
•changes in sales of services; and
•changes in pricing and average unit sales.
An unanticipated decline in revenues or Dealership same-store sales may cause the price of our Class A common stock to fluctuate significantly.
We primarily lease our locations. If we are unable to maintain those leases or locate alternative sites for our locations in our target markets and on terms that are acceptable to us, our revenues and profitability could be adversely affected.
We currently lease 106 of the real properties where we conduct operations. Most locations operate under long-term leases with an initial term of at least 10 years and one or more renewal options for an additional 5 to 10 years. Additionally, we have entered into location leases with certain related parties for which we incurred $2.1 million in lease expense in the fiscal year ended September 30, 2023. There can be no assurance that we will be able to maintain our existing locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
Climatic events in the areas where we operate have caused, and future climatic events may cause, disruptions and in some cases delays or suspensions in our operations that adversely impacted our business. For example, the physical effects of unseasonably wet weather, extended periods of below freezing weather, tropical storms, hurricanes or other natural disasters occurring on land or in the Gulf of Mexico or Atlantic Ocean may force boating areas to close or render boating dangerous or inconvenient, which could result in curtailment of customer demand for our products and services. Similarly, drought conditions arising from minimal or reduced rainfall events may have a similar effect in respect of the availability of boating areas or usable dock space, and result in reduced interest in boating activities. One or more of these climatic events has in the past and may in the future result in physical damage to, or closure of, one or more of our facilities, inadequate work force in our markets, and disruption or reduction in the availability of products at our locations. Concerns regarding global changes in climate could also adversely affect the levels of boat purchases. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Many of our dealerships sell boats to customers for use on reservoirs, which could be subject to reduced capacity as a result of drought, extreme temperatures, or other climatic changes, thereby subjecting our business to the continued viability of these reservoirs for boating use.

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
Economic conditions, weather and environmental conditions, competition, market conditions and any other adverse conditions impacting the Southeast and Gulf Coast regions of the United States, in which we generated approximately 81%, 79% and 80% of our revenue during fiscal years 2023, 2022 and 2021, respectively, could have a major impact on our operations.
Environmental and other regulatory issues impact our operations from time to time.
Our operations are subject to stringent federal, state and local laws and regulations governing such matters as finance & insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, releases, discharges and emissions or other releases into the environment and environmental protection, human health and safety, and employment practices, including wage and hour and anti-discrimination legal requirements. These laws and regulations affect many aspects of our operations, such as requiring the acquisition and renewal of permits, licenses and other governmental approvals to conduct regulated activities, including the retail sale of recreational boats, restricting the manner in which we use, handle, store, recycle, transport and dispose of discarded substances and wastes, responding to and performing investigatory, remedial and corrective actions with respect to any discharges and emissions or other release of regulated substances, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific human health and safety criteria addressing worker protection, and imposing liabilities for failure to comply with applicable environmental or other legal requirements, pollution incidents or inappropriate payment or treatment of our workers with respect to our operations. The failure to satisfy those and other legal requirements could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure to comply with those and other legal requirements, or with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of sanctions including monetary penalties, changes to our processes, or a delay, suspension or cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business, results of operations and financial condition.
Numerous governmental agencies, including OSHA, the EPA and similar federal agencies as well as analogous state and local agencies regulate and maintain enforcement authority over the operation of our locations, repair facilities, and other operations, with respect to matters such as consumer protection, human safety and environmental protection, including any contamination of or releases into ambient air, surficial and subsurface soils, surface water and groundwater. Marine engine manufacturers are subject to emissions standards imposed under the CAA, and the EPA has enacted a number of legal requirements imposing more stringent emissions standards for two-cycle, gasoline outboard marine engines. It is possible that regulatory bodies such as the EPA may impose more stringent emissions standards in the future for marine engines, including with respect to recreational use. Any increased costs of those manufacturers producing engines resulting from current or future EPA standards could be passed on to dealers in the retail recreational boat industry, such as ourselves, or could result in the inability of, or potential unforeseen delays by, these manufacturers to manufacture and make timely delivery of recreational boats to such dealers, which developments could have a material adverse effect on our business, results of operations and financial condition. Moreover, we cannot guarantee that would be able to pass any such increased costs on to our customers, and such increased costs could deter customer interest and otherwise adversely affect boating sales.
As with companies in the marine retail industry generally, and parts and service operations in particular, our business involves the use, handling, storage, transportation and contracting for recycling or disposal of waste materials, including hazardous or toxic substances and wastes as well as environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Laws and regulations regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Additionally, certain of our locations and/or repair facilities utilize USTs and ASTs, primarily for storing and dispensing petroleum-based products. Storage tanks in the United States are generally subject to financial responsibility requirements and testing, containment, upgrading and removal requirements under the RCRA, and its state law counterparts, as well as federal, state and local legal standards relating to investigation and remediation of contaminated soils, surface water and groundwater resulting from leaking tanks and associated inground lifts. We also may be subject to civil liability to third parties for remediation costs or other damages if our owned or operated tanks leak or leakage migrates onto the property of others.

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
Increasingly, various jurisdictions are considering or implementing increased disclosure data for companies related to climate change and GHG emissions. In March of 2022, the SEC released a proposed rule that would establish a framework for reporting of climate risks, targets, and metrics. The final rule has not yet been released and we cannot predict what any such rule may require. To the extent the final rule imposes additional reporting obligations, we could incur increased costs, particularly as it relates to the requirement to collect and disclose data on physical climate-related risks. Further, in October 2023 California passed climate disclosure laws that, among other requirements, will require public and private companies that do business in California with total annual revenues exceeding certain thresholds to make disclosures including GHG emission data and climate-related financial risks. The implementing regulations for the law have not yet been drafted and the requirements are currently set to begin taking effect in 2026, with additional requirements phasing in through 2030. While we are still assessing the impact of these requirements, additional reporting obligations could cause us to incur increased costs.

Risks Related to Our Class A Common Stock
OneWater Inc. is a holding company. OneWater Inc.’s only material asset is its equity interest in OneWater LLC directly or indirectly through its equity ownership in other wholly owned subsidiaries, and OneWater Inc. is accordingly dependent upon distributions from OneWater LLC to pay taxes, make payments under the Tax Receivable Agreement and cover OneWater Inc.’s corporate and other overhead expenses.
OneWater Inc. is a holding company and has no material assets other than its equity interest in OneWater LLC which it holds directly and through other direct and/or indirect wholly owned subsidiaries. OneWater Inc. has no independent means of generating revenue. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt instruments, the OneWater LLC Agreement requires OneWater LLC to make pro rata cash distributions to OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash and in the event that payments under the Tax Receivable Agreement are accelerated, where applicable, we generally expect to fund such accelerated payment out of the proceeds of the change of control transaction giving rise to such acceleration. When OneWater LLC makes distributions, the OneWater Unit Holders are entitled to receive proportionate distributions based on their interests in OneWater LLC at the time of such distribution. In addition, the OneWater LLC Agreement requires OneWater LLC to make non-pro rata payments to OneWater Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the OneWater LLC Agreement. To the extent that OneWater Inc. needs funds and OneWater LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
Moreover, because OneWater Inc. has no independent means of generating revenue, OneWater Inc.’s ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of OneWater LLC to make distributions to OneWater Inc. and/or its direct and/or indirect wholly owned subsidiaries that are OneWater Unit Holders in an amount sufficient to cover OneWater Inc.’s tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of OneWater LLC’s subsidiaries to make distributions to it and of OneWater Inc.'s direct and/or indirect wholly owned subsidiaries that are OneWater Unit Holders ability to make ultimate distributions to OneWater Marine Inc. The ability of OneWater Inc.'s direct and/or indirect wholly owned subsidiaries that are OneWater Unit Holders and/or OneWater LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions is subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by OneWater Inc.'s direct and/or indirect wholly owned subsidiaries that are OneWater Unit Holders or OneWater LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that OneWater Inc. is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.
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
As a public company, we are required to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of The Nasdaq Stock Market (“Nasdaq”), with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our Board of Directors and management and significantly increases our costs and expenses. We are required to:
•maintain a comprehensive compliance function;
•comply with rules promulgated by Nasdaq;
•prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•accurately implement and interpret U.S. generally accepted accounting principles (“GAAP”);
•comply with certain internal policies, such as those relating to insider trading; and
•involve and retain to a greater degree outside counsel and accountants in the above activities.
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
The following factors could affect our stock price:
•quarterly variations in our financial and operating results;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors or suppliers;
•changes in revenue, Dealership same-store sales or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•acquisitions or integration of acquired marine retailers or other businesses;
•the failure of our operating results to meet the expectations of equity research analysts and investors;
•speculation in the press or investment community;
•the failure of research analysts to continue to cover our Class A common stock;
•sales of our Class A common stock by us or other stockholders, or the perception that such sales may occur;
•changes in accounting principles, policies, guidance, interpretations or standards;

•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions, including fluctuations in commodity prices;
•the publication of boating industry sales data or new boat registration data;
•domestic and international economic, legal and regulatory factors unrelated to our performance; and
•the realization of any risks described under this “Risk Factors” section.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For some companies this volatility was exacerbated by the continued wide ranging impacts of the COVID-19 pandemic. These broad market fluctuations may adversely affect the trading price of our Class A common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and materially harm our business, operating results and financial condition.
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
Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities) that are in the retail boating industry. These executive officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.
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
Our certificate of incorporation authorizes our Board of Directors to issue preferred stock without stockholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our Board of Directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include:
•providing that all vacancies, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•permitting any action by stockholders to be taken only at an annual meeting or special meeting rather than by a written consent of the stockholders, subject to the rights of any series of preferred stock with respect to such rights;
•permitting special meetings of our stockholders to be called only by our Chief Executive Officer, the chairman of our Board of Directors and our Board of Directors pursuant to a resolution adopted by the affirmative vote of a majority of the total number of authorized directors whether or not there exist any vacancies in previously authorized directorships;
•subject to the rights of the holders of shares of any series of our preferred stock, requiring the affirmative vote of the holders of at least a majority in voting power of all then outstanding common stock entitled to vote generally in the election of directors, voting together as a single class, to remove any of all of the directors from office at any time;
•prohibiting cumulative voting in the election of directors;
•establishing advance notice provisions for stockholder proposals and nominations for elections to the Board of Directors to be acted upon at meetings of stockholders; and
•providing that the Board of Directors is expressly authorized to adopt, or to alter or repeal our bylaws.
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and our bylaws designate the federal district courts of the United States shall be the sole and exclusive forum for the resolution of causes of action arising under the Securities Act of 1933. These designations could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Further, our bylaws also provide that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although our bylaws provide for an exclusive forum for causes of action under the Securities Act, its stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation and bylaws described herein. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation or bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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
We may sell additional shares of Class A common stock in subsequent public offerings. We may also issue additional shares of Class A common stock or convertible securities. We have 14,539,056 outstanding shares of Class A common stock and 1,429,940 outstanding shares of Class B common stock as of November 28, 2023. Certain OneWater Unit Holders are party to a registration rights agreement (the “Registration Rights Agreement”), which requires us to effect the registration of any shares of Class A common stock that they receive in exchange for their OneWater LLC Units in certain circumstances.
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
On July 1, 2022, the first offering period began under the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum issuance of 449,257 shares of Class A common stock, subject to certain adjustments set forth in the ESPP.
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
The Tax Receivable Agreement generally provides for the payment by OneWater Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that OneWater Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of certain increases in tax basis available to OneWater Inc. as a result of the exercise of the Redemption Right or pursuant to our Call Right or that relate to prior transfers of such OneWater LLC Units that will be available to OneWater Inc. as a result of its acquisition of those units, and certain benefits attributable to imputed interest. OneWater Inc. will retain the benefit of the remaining net cash savings.
The terms of the Tax Receivable Agreement commenced upon completion of the IPO and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless OneWater Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including OneWater Inc.’s breach of a material obligation thereunder or certain mergers or other changes of control), and OneWater Inc. makes the termination payment specified in the Tax Receivable Agreement. In addition, payments OneWater Inc. makes under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Payments under the Tax Receivable Agreement commenced in 2022 and, in the event that the Tax Receivable Agreement is not terminated, are anticipated to continue until after the date of the last redemption of the OneWater LLC Units.

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
The payments under the Tax Receivable Agreement are not conditioned upon a TRA Holder's having a continued ownership interest in OneWater Inc. or OneWater LLC. In addition, certain of the TRA Holders’ rights (including the right to receive payments) under the Tax Receivable Agreement are transferable in connection with transfers permitted under the OneWater LLC Agreement of the corresponding OneWater LLC Units or, subject to OneWater Inc.’s consent (not to be unreasonably withheld, conditioned, or delayed), after the corresponding OneWater LLC Units have been acquired pursuant to the Redemption Right or Call Right. For additional information regarding the Tax Receivable Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Form 10-K.
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.
If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to the twelve-month SOFR published by CME Group Benchmark Administration Limited plus 171.513 basis points) and such early termination payment is expected to be substantial. The calculation of anticipated future payments is based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that OneWater Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any OneWater LLC Units (other than those held by OneWater Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.
If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the date hereof, and taking into account any redemptions that occurred prior thereto, the estimated early termination payment would, in the aggregate, be approximately $25.4 million (determined by applying a discount rate equal to the twelve-month SOFR published by CME Group Benchmark Administration Limited plus 171.513 basis points, applied against an undiscounted liability of $45.8 million calculated based on certain assumptions, including but not limited to a $25.62 per share price, an estimated blended statutory U.S. federal, state and local corporate income tax rate of 24.8%, no material change in U.S. federal income tax law, and that OneWater Inc. will have sufficient taxable income to utilize such estimated tax benefits). The foregoing number is merely an estimate and the actual payment could differ materially. In the event that OneWater Inc.’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, OneWater Inc. may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to OneWater Inc.’s breach, and we do not currently expect that OneWater Inc. would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that OneWater Inc. will be able to meet its obligations under the Tax Receivable Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Form 10-K.

In the event that OneWater Inc.’s payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of OneWater Inc.’s Class A common stock could be substantially reduced.
If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations), OneWater Inc. would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of OneWater Inc.’s Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, OneWater Inc.’s payment obligations under the Tax Receivable Agreement are not conditioned upon the TRA Holders’ having a continued interest in OneWater Inc. or OneWater LLC. Accordingly, the TRA Holders’ interests may conflict with those of the holders of OneWater Inc.’s Class A common stock. Please read “— In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”
OneWater Inc. will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.
Payments under the Tax Receivable Agreement are based on the tax reporting positions that OneWater Inc. determines and the IRS or another tax authority may challenge all or part of the tax basis increase, as well as other related tax positions OneWater Inc. takes, and a court could sustain such challenge. The TRA Holders will not reimburse OneWater Inc. for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against future payments that would otherwise be made to such TRA Holder, if any, after OneWater Inc.’s determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, OneWater Inc. could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could materially adversely affect its liquidity.
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
If OneWater LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for OneWater Inc. and for OneWater LLC. In addition, OneWater Inc. may not be able to realize tax benefits covered under the Tax Receivable Agreement, and OneWater Inc. would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of OneWater LLC’s assets) were subsequently determined to have been unavailable.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability.
In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
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
As the sole managing member of OneWater LLC, we control and operate OneWater LLC. On that basis, we believe that our interest in OneWater LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of OneWater LLC, our interest in OneWater LLC could be deemed an “investment security” for purposes of the 1940 Act.
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
Our business is dependent upon the successful operation of our information technology systems. Our information technology systems enhance cross-selling opportunities and integrate each level of operations on a company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, marketing and sales management. Our information systems are also used to prepare our consolidated financial and operating data.

Increased global cybersecurity vulnerabilities and cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Risks to our information technology systems include potential breakdowns, invasions, viruses, cyber-attacks, cyber-fraud, security breaches, and destruction or interruption of our information technology systems or data. From time to time, unauthorized parties have attempted to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our team members, contractors, vendors and temporary staff. While no instances of unauthorized access have been material to date, we continue to attempt to mitigate these risks by employing a number of measures, including employee training, systems and maintenance of protective systems. We remain potentially vulnerable to known or unknown threats.
We collect and store personal data through the ordinary course of our business that is subject to data privacy and information security laws and regulations. We also work with third-party partners that may in the course of their business relationship with us collect, store, process and transmit sensitive data on our behalf and in connection with our products and services offerings. Despite our efforts to protect sensitive, confidential or personal data or information, our or our third-party partners’ information technology systems may be vulnerable to security breaches, ransomware theft, cyber phishing attacks, cyber-attacks created through artificial intelligence, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, inability to use our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. While no system failures, cyberattacks or security breaches have been material to date, we may be, unable to anticipate, detect or prevent such events. Despite ongoing efforts to improve our ability to protect our information technology systems and data stored thereon or transmitted thereby from compromise, we may not be able to protect all of our information technology systems or data.
Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of security breaches or other cyber-related attack. It is possible that we might not be aware of a successful cyber-related attack on our systems until well after the incident. Any unauthorized access to or material failure of our information technology systems, or systems used by our third-party suppliers or service providers, could result in negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, or litigation or regulatory action, all of which could have a material and adverse effect on our business, financial condition, operations, or cash flows.
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
We are subject to laws, rules, regulations and policies regarding data privacy and security, and may be subject to additional related laws and regulations in jurisdictions in which we operate or expand. Many of these laws and regulations are subject to change and reinterpretation, and any real or perceived failure to comply with such obligations could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
We are subject to a variety of federal, state and local laws, directives, rules and policies relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In addition, new laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, including by implementing new processes to comply with those laws and our customers’ exercise of their rights thereunder. These laws also are not uniform, as certain laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information, and such laws may differ from each other, which may complicate compliance efforts. Any real or perceived failure by us or our third-party service providers to comply with any applicable federal, state or similar foreign law, rule, regulation, industry standard, policy, certification or order relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.

We may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.
We face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with general commercial disputes, product liability, personal injury and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain insurance of the types and in the amounts that we believe are customary and adequate, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of certain insurance cannot be assured. Additionally, we may be named in the future as defendants of class action lawsuits. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation. We may in the future be the target of litigation and this litigation may result in substantial costs and reputational harm and divert management’s attention and resources. Costs, harm to our reputation and diversion could have a material adverse effect on our business, results of operations and financial condition.
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
Adverse federal or state tax policies or changes in law could have a negative effect on us.
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
Our business could be materially adversely impacted by the widespread outbreak of a contagious disease.
In response to the widespread outbreak of a contagious disease, national, state and local governments in affected regions have, and may again, implement safety precautions, including shelter in place orders, travel restrictions, business closures, cancellations of public gatherings, including boat shows, and other measures. These measures have affected our ability to sell and service boats and may again require us to temporarily close or partially close certain locations. Organizations and individuals may take additional steps to avoid or reduce infection, including limiting travel, staying home, working from home and limiting participation in certain activities, or other measures, which may also affect our ability to operate our marine retailer locations or our manufacturing facilities.
If the negative economic effects of a widespread contagious disease continue for a prolonged period of time, it could lead to a reduction in demand for our products, which would adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of a global pandemic, may also adversely affect our ability to access capital and additional liquidity. The COVID-19 pandemic's effects led to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers. We experienced shortages of inventory in 2021 and 2022, and we believe such shortages resulted in a reduction in our revenues for fiscal year 2021 and 2022. Though disruptions in our supply chain eased during 2023, such shortages could again adversely impact our revenues for future periods. It is possible that such shortages could become more severe as a result of a global pandemic and its effects on, among other things, supply chains, operations and consumer demand. It is not possible to estimate the entirety of the effect that COVID-19 or any other future global pandemic will have on our business, customers, suppliers or other business partners.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our corporate headquarters which we lease, is located at 6275 Lanier Islands Parkway, Buford, Georgia 30518. Additionally, as part of our Dealership segment, we own or lease the following material retail facilities as of September 30, 2023:

Location & Dealer Group	Dealerships Leased	Dealerships Owned
Alabama
Harbor Point Marina	1	—
Harbor View Marine	1	—
Legendary Marine	1	—
Rambo Marine	3	—
Singleton Marine	3	1
Sunrise Marine	1	—
California
Denison Yachting	5	—
Delaware
Taylor Marine Centers	1	—
Florida
Caribee Boat	1	—
Central Marine	3	—
Denison Yachting	8	—
Harbor View Marine	1	—
Legendary Marine	3	—
Marina Mike’s	1	—
Naples Boat Mart	1	—
Ocean Blue Yacht Sales	3	—
OneWater Yacht Group	5	—
Quality Boats	4	—
Sundance Marine	4	—
Sunrise Marine	2	—
Tom George Yacht Group	2	—
Walker’s Marine	6	—
Georgia
American Boat Brokers	1	—
Singleton Marine	7	—
Massachusetts
Bosuns Marine	2	—
Maryland
Bosuns Marine	1	—
Denison Yachting	1	—
OneWater Yacht Group	1	—
Taylor Marine Centers	1	—
Monaco
Denison Yachting	1	—
North Carolina
OneWater Yacht Group	1	—
New Jersey
OneWater Yacht Group	1	—
Stone Harbor Marina	1	—
Ohio
South Shore Marine	1	—
Spend-A-Day Marina	2	—
Rhode Island
Denison Yachting	1	—
South Carolina
Captain’s Choice Marine	2	—
Denison Yachting	1	—
Singleton Marine	2	—
Texas
Phil Dill Boats	1	—
Slalom Shop	2	—
SMG Boats	2	—
Texas Marine	3	—
Virginia
Norfolk Marine Company	1	—
Washington
Denison Yachting	1	—
As part of our Distribution segment, we own or lease the following material warehouses and distribution facilities as of September 30, 2023:

Location & Group	Locations Leased	Locations Owned
Alabama
T-H Marine	3	—
Ocean Bio-Chem	—	1
Florida
PartsVu	1	—
T-H Marine	1	—
Ocean Bio-Chem	—	1
Illinois
T-H Marine	1	—
Indiana
T-H Marine	1	—
Oklahoma
T-H Marine	1	—
Tennessee
T-H Marine	1	—
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is traded on Nasdaq under the symbol “ONEW.” As of November 28, 2023, there were 14,539,056 shares of Class A common stock and 1,429,940 shares of Class B common stock outstanding. There is no market for our Class B common stock. Each share of Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the shareholders generally.
Holders of Record
As of November 28, 2023 there were 6 and 4 stockholders of record of our Class A common stock and Class B common stock, respectively. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since February 7, 2020, which is the date our shares began trading, through September 30, 2023, to two indices: the Russell 2000 Index and the S&P 500 Retail Index. The graph assumes an initial investment of $100 on February 7, 2020, in our Class A common stock, the stocks comprising the Russell 2000 Index, and the stocks comprising the S&P 500 Retail Index. The calculations of cumulative shareholder return on our Class A common stock, the Russell 2000 Index and the S&P 500 Retail Index include reinvestment of dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 (Securities Act), as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
In fiscal year 2023, we added the S&P 500 Retail Index as the NASDAQ Retail Trade index is not a widely recognized or easily accessible index and was discontinued.
COMPARISON OF 47 MONTH CUMULATIVE TOTAL RETURN*
Among OneWater Marine Inc., the Russell 2000 Index,
the NASDAQ Retail Trade Index and the S&P 500 Consumer Staples Distribution & Retail Index

$300
$250
$200
$150
$100
$50
$0
2/7/20
9/20
9/21
9/22
9/23
OneWater Marine Inc.
Russell 2000
S&P 500 Retail
NASDAQ Retail Trade

**$100 invested on 2/7/20 in stock or 1/31/20 in index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2023 Russell Investment Group. All rights reserved.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	2/7/20	9/30/20	9/30/21	9/30/22	9/30/23

OneWater Marine Inc.	100.00	135.34	277.33	207.67	176.70
Russell 2000	100.00	94.34	139.32	106.58	116.10
S&P 500 Retail	100.00	112.05	131.38	128.74	137.27
NASDAQ Retail Trade	100.00	148.95	157.28	117.10
Dividends
On June 17, 2021, our Board of Directors declared a one-time special cash dividend of $1.80 per share. The cash dividend of approximately $27.1 million was paid on July 19, 2021 to holders of Class A common stock and OneWater Unit Holders. Additionally, a $1.0 million cash dividend for restricted stock unit holders was accrued for payment to holders upon future vesting of restricted stock unit awards outstanding on the date the dividend was declared. During the year ended September 30, 2023, $0.3 million of the previously accrued balance was paid to restricted stock unit holders. The remaining $0.5 million is recorded in other payables and accrued expenses in the consolidated balance sheet as of September 30, 2023.
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
Recent Sales of Unregistered Securities
None.
Issuer’s Purchases of Equity Securities

Issuer’s Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of Shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2023 through July 31, 2023	—	$—	—	$48.1
August 1, 2023 through August 31, 2023	—	—	—	48.1
September 1, 2023 through September 30, 2023	—	—	—	48.1
Total	—	$—	—	$48.1
(1)On March 30, 2022, the Board of Directors authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements.

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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 98 dealerships, 11 distribution centers/warehouses and multiple online marketplaces as of September 30, 2023. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The recent acquisitions of T-H Marine and Ocean Bio-Chem significantly expanded our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 80 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 33 acquisitions. Our current portfolio as of September 30, 2023 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.
Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution.
As of September 30, 2023, the Dealerships reporting segment includes operations of 98 dealerships in 15 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 91% of revenues. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations.
As of September 30, 2023, the Distribution reporting segment includes the activity of PartsVu, Ocean Bio Chem and T-H Marine and its subsidiaries which together operate 11 distribution centers/warehouses in Alabama, Florida, Oklahoma, Indiana, Tennessee and Illinois and represents approximately 9% of revenues. The Distribution segment engages in the manufacturing, assembly and distribution of marine-related products (and adjacent industries).

The boat dealership market is highly fragmented and is comprised of approximately 4,200 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however we do have other large competitors including MarineMax and Bass Pro Shops. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The recent acquisitions of T-H Marine and Ocean Bio-Chem have significantly expanded our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high-margin service parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.
Impact of COVID-19
The COVID-19 pandemic and its related effects positively impacted our sales as more customers desired to engage in outdoor recreational activities in a socially distanced manner. However, the COVID-19 pandemic also caused significant supply chain challenges as suppliers were faced with business closures and shipping delays. This led to an industry wide inventory shortage of boats, engines and certain marine parts. As of September 30, 2023, we have seen considerable improvements in the supply chain and believe we are returning to the more traditional seasonal cycles of our business. The ultimate impact of a resurgence of COVID-19 or another global pandemic and its related effects remains uncertain and depends on various factors including consumer demand, our ability to safely operate locations and the existence and extent of a prolonged economic downturn.
Trends and Other Factors Impacting Our Performance
Acquisitions
We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 80 additional dealerships through 28 dealer group acquisitions. Our team remains focused on expanding our dealership growth in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. In addition to dealership acquisitions, the Company has strategically acquired parts and accessories companies as part of our growth and diversification strategy. We have acquired 12 distribution centers and warehouses through the acquisition of 5 parts and accessories companies. We plan to continue to strategically evaluate and complete acquisitions moving forward. For the years ended September 30, 2023 and 2022, we completed 3 and 8 acquisitions, respectively.
Since September 30, 2023, we completed the acquisition of the remaining 20% of Quality Boats on October 31, 2023.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements. Set forth below are the estimates that we have identified as critical to our business operations and understanding our results of operations, based on the high degree of judgment or complexity in their application.
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
Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates regarding the macroeconomic and industry conditions, our financial performance, and other factors and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, long-term growth rates, tax rates, capital spending, and customers’ financial condition. The estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have changed. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions in future periods or if different conditions exist in future periods, additional impairment charges could result.

During the year ended September 30, 2023, the Company determined that there were circumstances that indicated that impairment may have occurred. We engaged a third-party independent valuation professional to perform a quantitative analysis of the fair values compared to the carrying value and, as a result, recorded a loss on impairment of $147.4 million. We do not believe there is currently a reasonable likelihood that there will be a change in the judgments and assumptions used in our assessments of goodwill and long-lived assets which would result in any further material effect on operating results. For the years ended September 30, 2022 and 2021, the Company determined that it was more likely than not that the fair value of the goodwill and identifiable intangible assets was greater than its carrying amount, and as a result, no impairment for goodwill and identifiable intangible assets was required.
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
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 19.5%, 17.8% and 11.3% to revenue in fiscal years 2023, 2022 and 2021, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 35.6%, 30.1% and 25.8% to gross profit in fiscal years 2023, 2022 and 2021, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through PartsVu, T-H Marine and Ocean Bio-Chem) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of base salaries and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A portion of our cost structure is variable (such as sales commissions and incentive compensation), or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long term. We typically evaluate our variable expenses, selling expenses and all other selling, general and administrative expenses in the aggregate as a percentage of total revenue.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax (benefit) expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, loss on extinguishment of debt, loss on impairment and transaction costs. See “—Comparison of Non-GAAP Financial Measure” for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
Summary of Acquisitions and Dispositions
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
Fiscal Year 2023 Acquisitions
•Effective October 1, 2022, we acquired Taylor Marine Centers, a full service marine retailer with locations in Maryland and Delaware
•Effective December 1, 2022, we acquired Harbor View Marine, a full service marine retailer with locations in Florida and Alabama
•Effective September 1, 2023, we acquired Harbor Pointe Marina, a full service marine retailer with one location in Alabama
We refer to the fiscal year 2023 acquisitions described above collectively as the “2023 Acquisitions.” Taylor Marine Centers is fully reflected in our consolidated statements of operations for the year ended September 30, 2023. The remaining 2023 Acquisitions are partially reflected in our consolidated statements of operations for the year ended September 30, 2023, beginning on the date of acquisition. None of our 2023 Acquisitions impact our results of operations for the years ended September 30, 2022 and 2021.
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
We refer to the fiscal year 2022 acquisitions described above collectively as the “2022 Acquisitions.” The 2022 Acquisitions are fully reflected in our consolidated financial statements for the year ended September 30, 2023. Naples Boat Mart is fully reflected in our consolidated statements of operations for the year ended September 30, 2022. The remaining 2022 Acquisitions are partially reflected in our consolidated statements of operations for the year ended September 30, 2022, beginning on the date of acquisition. None of our 2022 Acquisitions impact our results of operations for the years ended September 30, 2021.
Fiscal Year 2021 Acquisitions
•Effective December 1, 2020, we acquired Tom George Yacht Group, a full-service marine retailer based in Florida with two locations.
•Effective December 31, 2020, we acquired Walker Marine Group, a full-service marine retailer based in Florida with five locations.
•Effective December 31, 2020, we acquired Roscioli Yachting Center, a full-service marine and yachting facility located in Florida, including the related real estate and in-water slips.
•Effective August 1, 2021, we acquired Stone Harbor Marina, a full-service marine retailer based in New Jersey with one location.
•Effective September 1, 2021 we acquired PartsVu, an online marketplace for OEM marine parts, electronics and accessories with a warehouse in Florida.
We refer to the fiscal year 2021 acquisitions described above collectively as the “2021 Acquisitions.” The 2021 Acquisitions are fully reflected in our consolidated financial statements for the year ended September 30, 2023 and 2022 but are only partially reflected in our consolidated financial statements for the year ended September 30, 2021, beginning on the date of acquisition.
Dispositions
The comparability of our results of operations between the periods discussed below is naturally affected by the dispositions we have completed during such periods. While we do not expect significant dispositions in the future, any such dispositions may impact the comparability of our future results of operations to our historical results.
Fiscal Year 2023 Dispositions
•Effective September 30, 2023, we sold Roscioli Yachting Center, a full-service marine and yachting facility located in Florida, including the related real estate and in-water slips. A portion of the sold property was leased back by the Company.
•Effective September 30, 2023 we sold Lookout Marine, a full-service marine retailer based in Kentucky with two locations.
We refer to the fiscal year 2023 dispositions described above collectively as the “2023 Dispositions.” The 2023 Dispositions are fully reflected in our consolidated financial statements for the year ended September 30, 2023, as the transactions took place on the final day of fiscal year 2023. There were no dispositions during the fiscal years ended September 30, 2022 and 2021.
Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our historical financial results discussed below may not be comparable to our future financial results. As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, including the integration of acquired companies, it is likely that we will incur additional selling, general, and administrative expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of Operations
Year Ended September 30, 2023, Compared to Year Ended September 30, 2022

	For the Year Ended September 30,
	2023		2022
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues:
New boat	$1,223,691	63.2%	$1,139,331	65.3%	$84,360	7.4%
Pre-owned boat	334,477	17.3%	294,832	16.9%	39,645	13.4%
Finance & insurance income	56,325	2.9%	55,977	3.2%	348	0.6%
Service, parts & other	321,817	16.6%	254,682	14.6%	67,135	26.4%
Total revenues	1,936,310	100.0%	1,744,822	100.0%	191,488	11.0%

Gross Profit
New boat	268,469	13.9%	305,305	17.5%	(36,836)	-12.1%
Pre-owned boat	75,953	3.9%	81,665	4.7%	(5,712)	-7.0%
Finance & insurance	56,325	2.9%	55,977	3.2%	348	0.6%
Service, parts & other	134,379	6.9%	110,708	6.3%	23,671	21.4%
Total gross profit	535,126	27.6%	553,655	31.7%	(18,529)	-3.3%

Selling, general and administrative expenses	345,524	17.8%	302,113	17.3%	43,411	14.4%
Depreciation and amortization	23,898	1.2%	15,605	0.9%	8,293	53.1%
Transaction costs	1,839	0.1%	7,724	0.4%	(5,885)	-76.2%
Change in fair value of contingent consideration	(1,604)	-0.1%	10,380	0.6%	(11,984)	-115.5%
Loss on impairment	147,402	7.6%	—	—%	147,402	100.0%

Income from operations	18,067	0.9%	217,833	12.5%	(199,766)	-91.7%

Interest expense – floor plan	25,080	1.3%	4,647	0.3%	20,433	439.7%
Interest expense – other	34,557	1.8%	13,201	0.8%	21,356	161.8%
Loss on extinguishment of debt	—	—%	356	—%	(356)	-100.0%
Other expense (income), net	953	—%	3,793	0.2%	(2,840)	-74.9%
Net (loss) income before income tax (benefit) expense	(42,523)	-2.2%	195,836	11.2%	(238,359)	-121.7%
Income tax (benefit) expense	(3,412)	-0.2%	43,225	2.5%	(46,637)	-107.9%
Net (loss) income	(39,111)	-2.0%	152,611	8.7%	(191,722)	-125.6%
Net income attributable to non-controlling interests	(3,810)		(2,998)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	4,329		(18,669)
Net (loss) income attributable to OneWater Marine Inc.	$(38,592)		$130,944

Revenue
Overall, revenue increased by $191.5 million, or 11.0%, to $1,936.3 million for the year ended September 30, 2023 from $1,744.8 million for the year ended September 30, 2022. Revenue generated from Dealership same-store sales increased 3.0% for the year ended September 30, 2023 as compared to the year ended September 30, 2022, primarily due to an increase in the average selling price of new and pre-owned boats, the number of pre-owned boats sold, the model mix of boats sold, and an increase in service, parts & other sales. Overall revenue increased by $48.1 million as a result of our increase in Dealership same-store sales and $143.4 million from revenue increases in our Distribution segment as well as revenue not eligible for inclusion in the Dealership same-store sales base. New and acquired dealerships become eligible for inclusion in the comparable dealership base at the end of the dealership’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. For the years ended September 30, 2023 and 2022, we completed 3 and 8 acquisitions, respectively.
New Boat Sales
New boat sales increased by $84.4 million, or 7.4%, to $1,223.7 million for the year ended September 30, 2023 from $1,139.3 million for the year ended September 30, 2022. The increase was the result of our Dealership same-store sales growth during the twelve-month period, our acquisitions and an increase in our average selling price. We believe the increase in sales was primarily due to continued execution of operational improvements on previously acquired dealers, the mix on boat brands and models sold, and product improvements in the functionality of technology which drove average unit prices higher.
Pre-owned Boat Sales
Pre-owned boat sales increased by $39.6 million, or 13.4%, to $334.5 million for the year ended September 30, 2023 from $294.8 million for the year ended September 30, 2022. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in the number of units sold and average selling price which was driven by Dealership same-store sales growth and acquisition growth.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $0.3 million, or 0.6%, to $56.3 million for the year ended September 30, 2023 from $56.0 million for the year ended September 30, 2022. The increase was primarily due to the additional new and pre-owned boat revenues, partially offset by the declining spreads charged to customers with the current high interest-rate environment. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $67.1 million, or 26.4%, to $321.8 million for the year ended September 30, 2023 from $254.7 million for the year ended September 30, 2022. This increase in service, parts & other sales is primarily due to the contributions from our recently acquired parts and accessories businesses, including Ocean Bio-Chem, as well as increases across the board in labor, parts, fuel and storage sales, driven by ancillary sales generated from our increase in new and pre-owned boat sales at our dealerships. Revenue for the Distribution segment are reported in service, parts & other sales and totaled $181.1 million and $135.9 million for the years ended September 30, 2023 and 2022, respectively.
Gross Profit
Overall, gross profit decreased by $18.5 million, or 3.3%, to $535.1 million for the year ended September 30, 2023 from $553.7 million for the year ended September 30, 2022. This decrease was mainly due to industry margin normalization and the return of seasonality, partially offset by the impact of the 2023 Acquisitions, the 2022 Acquisitions and the Company’s focus on dynamic pricing. Overall gross margins decreased 410 basis points to 27.6% for the year ended September 30, 2023 from 31.7% for the year ended September 30, 2022 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $36.8 million, or 12.1%, to $268.5 million for the year ended September 30, 2023 from $305.3 million for the year ended September 30, 2022. This decrease was due to the decrease in new boat gross profit margin. New boat gross profit as a percentage of new boat revenue was 21.9% for the year ended September 30, 2023 as compared to 26.8% in the year ended September 30, 2022. The decrease in new boat gross profit and gross profit margin is due primarily to the normalization of new boat pricing following the COVID-19 pandemic and the return of seasonality.

Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $5.7 million, or 7.0%, to $76.0 million for the year ended September 30, 2023 from $81.7 million for the year ended September 30, 2022. This decrease was primarily driven by a decrease in pre-owned boat gross profit margin. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 22.7% for the year ended September 30, 2023 as compared to 27.7% for the year ended September 30, 2022. The pre-owned gross profit margin primarily decreased as a result of the normalization of pre-owned boat pricing following the COVID-19 pandemic, the return of seasonality and a mix shift in the components of pre-owned sales including a reduction in brokerage sales. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue.
Finance & Insurance Gross Profit
Finance & insurance gross profit increased by $0.3 million, or 0.6%, to $56.3 million for the year ended September 30, 2023 from $56.0 million for the year ended September 30, 2022. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $23.7 million, or 21.4%, to $134.4 million for the year ended September 30, 2023 from $110.7 million for the year ended September 30, 2022. The increase in gross profit was primarily the result of our acquisitions of parts and accessories businesses, including Ocean Bio-Chem, but was also further enhanced by our Dealership sales growth. Service, parts & other gross profit as a percentage of service, parts & other revenue was 41.8% and 43.5% for the years ended September 30, 2023 and 2022, respectively. The decrease in gross profit margin was due to a shift in the mix of revenue towards parts & accessories which has a lower gross profit percentage than service and other sales, as well as rising labor costs. Although the service, parts & other mix shifted and led to a year over year decrease in margin percentage, our parts and accessories gross profit percentage was still accretive to the overall company gross profit percentage of 27.6% for the year ended September 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $43.4 million, or 14.4%, to $345.5 million for the year ended September 30, 2023 from $302.1 million for the year ended September 30, 2022. This increase was primarily due to expenses incurred to support the overall increase in revenues. Selling, general and administrative expenses as a percentage of revenue increased to 17.8% from 17.3% for the years ended September 30, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher administrative expenses for the acquisitions in our Distribution segment, higher marketing expenses and increased costs as a result of the current personnel environment for the year ended September 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense increased $8.3 million, or 53.1%, to $23.9 million for the year ended September 30, 2023 compared to $15.6 million for the year ended September 30, 2022. The increase in depreciation and amortization expense is primarily due to an increase in amortization of identifiable intangible assets for the 2022 Acquisitions as well as an increase in our property and equipment.
Transaction Costs
The decrease in transaction costs of $5.9 million, or 76.2%, to $1.8 million for the year ended September 30, 2023 compared to $7.7 million for the year ended September 30, 2022 was primarily attributable to the fewer number of acquisitions completed during the year ended September 30, 2023 compared to those completed during the year ended September 30, 2022.
Change in Fair Value of Contingent Consideration
During the year ended September 30, 2023, we recognized income of $1.6 million related to updated forecasts and accretion of contingent consideration liabilities related to fiscal 2021, 2022 and 2023 acquisitions.
Loss on Impairment
During the year ended September 30, 2023, we recognized a loss on impairment of $147.4 as a result of the quantitative assessment of the fair values compared to the carrying values of goodwill and identifiable intangible assets for the Dealerships and Distribution segments. The impairment was largely driven by a decline in the Distribution segment's results as well as a decrease in the Company's market capitalization.

Income from Operations
Income from operations decreased $199.8 million, or 91.7%, to $18.1 million for the year ended September 30, 2023 compared to $217.8 million for the year ended September 30, 2022. The decrease was primarily attributable to the 147.4 million loss on impairment, a $43.4 million increase in selling, general and administrative expenses and a $18.5 million decrease in gross profit, partially offset by a $5.9 million decrease in transaction costs and a $12.0 million decrease in the change in fair value of contingent consideration during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan increased $20.4 million, or 439.7%, to $25.1 million for the year ended September 30, 2023 compared to $4.6 million for the year ended September 30, 2022. The increase in floor plan interest expense is primarily attributable to an increase in interest rates and the average inventory for the year ended September 30, 2023 compared to the year ended September 30, 2022.
Interest Expense – Other
Interest expense – other increased $21.4 million, or 161.8%, to $34.6 million for the year ended September 30, 2023 compared to $13.2 million for the year ended September 30, 2022. The increase was primarily attributable to the increase in the average balance of our long term debt during the year ended September 30, 2023 compared to the average balance during the year ended September 30, 2022 as well as an increase in interest rates.
Loss on Extinguishment of Debt
We incurred no debt extinguishment expenses for the year ended September 30, 2023, as compared to $0.4 million in debt extinguishment expenses for the year ended September 30, 2022, related to the August 9, 2022 amendment of our term debt.
Other Expense (Income), Net
Other expense (income), net decreased by $2.8 million to $1.0 million of expense for the year ended September 30, 2023, compared to $3.8 million of expense for the year ended September 30, 2022. The decrease is primarily attributable to the decrease in the unrealized loss on an equity investment and expenses associated with Hurricane Ian recorded, partially offset by the loss on disposal of businesses during the year ended September 30, 2023.
Income Tax (Benefit) Expense
Income tax (benefit) expense changed by $46.6 million, or 107.9%, to an income tax benefit of $3.4 million for the year ended September 30, 2023, compared to income tax expense $43.2 million for the year ended September 30, 2022. The change was primarily attributable to the 121.7% decrease in income before tax expense which was primarily related to the loss on impairment.
Net (loss) Income
Net (loss) income changed by $191.7 million to a net loss of $(39.1) million for the year ended September 30, 2023, compared to net income of $152.6 million for the year ended September 30, 2022. The change was primarily attributable to the $147.4 million loss on impairment, the increases in selling, general and administrative expenses, interest expense – floor plan and interest expense – other, all partially offset by the decrease in the change in fair value of contingent consideration during the same periods.

Results of Operations
Year Ended September 30, 2022, Compared to Year Ended September 30, 2021

	For the Year Ended September 30,
	2022		2021
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues:
New boat	$1,139,331	65.3%	$872,680	71.1%	$266,651	30.6%
Pre-owned boat	294,832	16.9%	216,416	17.6%	78,416	36.2%
Finance & insurance income	55,977	3.2%	42,668	3.5%	13,309	31.2%
Service, parts & other	254,682	14.6%	96,442	7.9%	158,240	164.1%
Total revenues	1,744,822	100.0%	1,228,206	100.0%	516,616	42.1%

Gross Profit
New boat	305,305	17.5%	210,916	17.2%	94,389	44.8%
Pre-owned boat	81,665	4.7%	54,138	4.4%	27,527	50.8%
Finance & insurance	55,977	3.2%	42,668	3.5%	13,309	31.2%
Service, parts & other	110,708	6.3%	49,733	4.0%	60,975	122.6%
Total gross profit	553,655	31.7%	357,455	29.1%	196,200	54.9%

Selling, general and administrative expenses	302,113	17.3%	199,049	16.2%	103,064	51.8%
Depreciation and amortization	15,605	0.9%	5,411	0.4%	10,194	188.4%
Transaction costs	7,724	0.4%	869	0.1%	6,855	788.8%
Change in fair value of contingent consideration	10,380	0.6%	3,249	0.3%	7,131	219.5%

Income from operations	217,833	12.5%	148,877	12.1%	68,956	46.3%

Interest expense – floor plan	4,647	0.3%	2,566	0.2%	2,081	81.1%
Interest expense – other	13,201	0.8%	4,344	0.4%	8,857	203.9%
Loss on extinguishment of debt	356	0.0%	—	0.0%	356	100.0%
Other expense (income), net	3,793	0.2%	(248)	0.0%	4,041	*
Income before income tax expense	195,836	11.2%	142,215	11.6%	53,621	37.7%
Income tax expense	43,225	2.5%	25,802	2.1%	17,423	67.5%
Net income	152,611	8.7%	116,413	9.5%	36,198	31.1%
Net income attributable to non-controlling interests	(2,998)		—
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	(18,669)		(37,354)
Net income attributable to OneWater Marine Inc.	$130,944		$79,059

Revenue
Overall, revenue increased by $516.6 million, or 42.1%, to $1,744.8 million for the year ended September 30, 2022 from $1,228.2 million for the year ended September 30, 2021. Revenue generated from Dealership same-store sales increased 11.9% for the year ended September 30, 2022 as compared to the year ended September 30, 2021, primarily due to an increase in the average selling price of new boats, the number of pre-owned boats sold, the model mix of boats sold, an increase in finance & insurance sales and an increase in service, parts & other sales. We believe that COVID-19 had a positive overall impact on the retail marine industry during these periods as people sought recreational activities that could be done in a safe, socially distanced way. Overall revenue increased by $147.0 million as a result of our increase in Dealership same-store sales and $369.6 million from revenue from our Distribution segment as well as revenue not eligible for inclusion in the Dealership same-store sales base. New and acquired dealerships become eligible for inclusion in the comparable dealership base at the end of the dealership’s thirteenth month of operations under our ownership, and revenues are only included for identical months in the same-store base periods. For the years ended September 30, 2022 and 2021, we completed 8 and 5 acquisitions, respectively.
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
Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $61.0 million, or 122.6%, to $110.7 million for the year ended September 30, 2022 from $49.7 million for the year ended September 30, 2021. The increase in gross profit was primarily the result of our acquisitions of parts and accessories businesses, including T-H Marine and Ocean Bio-Chem, but was also further enhanced by our Dealership same-store sales growth. Service, parts & other gross profit as a percentage of service, parts & other revenue was 43.5% and 51.6% for the years ended September 30, 2022 and 2021, respectively. The decrease in gross profit margin was due to a shift in the mix of revenue towards parts & accessories which has a lower gross profit percentage than service and other sales. Although the service, parts & other mix shifted and led to a year over year decrease in margin percentage, our parts and accessories gross profit percentage was still accretive to the overall company gross profit percentage of 31.7% for the year ended September 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $103.1 million, or 51.8%, to $302.1 million for the year ended September 30, 2022 from $199.0 million for the year ended September 30, 2021. This increase was primarily due to expenses incurred to support the overall increase in revenues and gross profit. Selling, general and administrative expenses as a percentage of revenue increased to 17.3% from 16.2% for the years ended September 30, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to higher variable personnel costs driven by the increased level of profitability for the year ended September 30, 2022 as well as increased costs given the current personnel environment.
Depreciation and Amortization
Depreciation and amortization expense increased $10.2 million, or 188.4%, to $15.6 million for the year ended September 30, 2022 compared to $5.4 million for the year ended September 30, 2021. The increase in depreciation and amortization expense is primarily due to a $7.6 million increase in amortization of identifiable intangible assets, primarily attributable to the 2022 Acquisitions, as well as an increase in our property and equipment.
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

Income from Operations
Income from operations increased $69.0 million, or 46.3%, to $217.8 million for the year ended September 30, 2022 compared to $148.9 million for the year ended September 30, 2021. The increase was primarily attributable to the $196.2 million increase in gross profit for the year ended September 30, 2022 as compared to the year ended September 30, 2021, partially offset by a $103.1 million increase in selling, general and administrative expenses, a $10.2 million increase in depreciation and amortization, a $6.9 million increase in transaction costs and a $7.1 million increase in the change in fair value of contingent consideration during the same periods.
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
Comparison of Non-GAAP Financial Measure
Adjusted EBITDA
We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax (benefit) expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, gain (loss) on extinguishment of debt, loss on impairment and transaction costs.

Our Board of Directors, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the change in fair value of contingent consideration, gain (loss) on extinguishment of debt, loss on impairment and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
The following tables present a reconciliation of Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented.
Year Ended September 30, 2023, Compared to Year Ended September 30, 2022.

	Years Ended September 30,
Description	2023	2022	Change
	($ in thousands)
Net (loss) income	$(39,111)	$152,611	$(191,722)
Interest expense – other	34,557	13,201	21,356
Income tax (benefit) expense	(3,412)	43,225	(46,637)
Depreciation and amortization	26,788	16,297	10,491
Change in fair value of contingent consideration	(1,604)	10,380	(11,984)
Transaction costs	1,839	7,724	(5,885)
Loss on extinguishment of debt	—	356	(356)
Loss on impairment	147,402	—	147,402
Other expense (income), net	953	3,793	(2,840)
Adjusted EBITDA	$167,412	$247,587	$(80,175)
Adjusted EBITDA was $167.4 million for the year ended September 30, 2023 compared to $247.6 million for the year ended September 30, 2022. The decrease in Adjusted EBITDA resulted from the decrease in gross profit, the increase in selling, general and administrative expenses and the increase in interest expense - floor plan for the year ended September 30, 2023 as compared to the year ended September 30, 2022.

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
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share
We view Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share as important indicators of performance. We define Adjusted Net Income Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, loss on impairment and other expense (income), all of which are then adjusted for an allocation to the non-controlling interest of OneWater Marine Holdings, LLC. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports adjusted diluted earnings per share which presents all of the adjustments to net income attributable to OneWater Marine Inc. noted above on a per share basis.
Our Board of Directors, management team and lenders use Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of unusual or one time charges and other items (such as the change in fair value of contingent consideration, intangible amortization, loss on impairment and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) attributable to OneWater Marine Inc. is the GAAP measure most directly comparable to Adjusted Net Income Attributable to OneWater Marine Inc. and Net (loss) earnings per share of Class A common stock - diluted is the GAAP measure most directly comparable to Adjusted Diluted Earnings Per Share. Our non-GAAP financial measures should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share in the future, and any such modification may be material. Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share have important limitations as analytical tools and you should not consider Adjusted Net Income Attributable to OneWater Marine Inc. or Adjusted Diluted Earnings Per Share in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of Adjusted Net Income Attributable to OneWater Marine Inc. to our net (loss) income attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share to our net (loss) earnings per share of Class A common stock - diluted, which are the most directly comparable GAAP measures for the periods presented.
Year Ended September 30, 2023, Compared to Year Ended September 30, 2022.

	Years Ended September 30,
Description	2023	2022	Change
	($ in thousands)
Net (loss) income attributable to OneWater Marine Inc.	$(38,592)	$130,944	$(169,536)
Transaction costs	1,839	7,724	(5,885)
Intangible amortization	13,436	7,515	5,921
Change in fair value of contingent consideration	(1,604)	10,380	(11,984)
Loss on impairment	147,402	—	147,402
Other expense (income), net	953	3,793	(2,840)
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(14,744)	(2,676)	(12,068)
Adjustments to income tax (benefit) expense (2)	(33,875)	(6,149)	(27,726)
Adjusted net income attributable to OneWater Marine Inc.	74,815	151,531	(76,716)

Net (loss) earnings per share of Class A common stock - diluted	$(2.69)	$9.13	$(11.82)
Transaction costs	0.13	0.54	(0.41)
Intangible amortization	0.94	0.52	0.42
Change in fair value of contingent consideration	(0.11)	0.72	(0.83)
Loss on impairment	10.29	—	10.29
Other expense (income), net	0.07	0.26	(0.19)
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(1.03)	(0.19)	(0.84)
Adjustments to income tax (benefit) expense (2)	(2.36)	(0.43)	(1.93)
Adjustment for dilutive shares (3)	(0.14)	—	(0.14)
Adjusted earnings per share of Class A common stock - diluted	$5.10	$10.53	$(5.43)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest at a rate of 9.1%.
(2) Represents an adjustment of all reconciling items at an effective tax rate of 23%.
(3) Represents an adjustment for shares that are anti-dilutive for GAAP earnings per share but are dilutive for adjusted earnings per share.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $74.8 million and $5.10, respectively, for the year ended September 30, 2023 compared to $151.5 million and $10.53, respectively, for the year ended September 30, 2022. The decrease in Adjusted Net Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit, the increase in selling, general and administrative expenses and the increases in interest expense - floor plan and interest expense - other, all partially offset by the decrease in income tax expense for the year ended September 30, 2023, each as compared to the year ended September 30, 2022. The decrease in Adjusted Diluted Earnings Per Share resulted from the decrease in Adjusted Net Income Attributable to OneWater Marine Inc.

Year Ended September 30, 2022, Compared to Year Ended September 30, 2021.

	Years Ended September 30,
Description	2022	2021	Change
	($ in thousands)
Net (loss) income attributable to OneWater Marine Inc.	$130,944	$79,058	$51,886
Transaction costs	7,724	869	6,855
Intangible amortization	7,515	—	7,515
Change in fair value of contingent consideration	10,380	3,249	7,131
Other expense (income), net	3,793	(248)	4,041
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(2,676)	(352)	(2,324)
Adjustments to income tax (benefit) expense (2)	(6,149)	(809)	(5,340)
Adjusted net income attributable to OneWater Marine Inc.	151,531	81,767	69,764

Net (loss) earnings per share of Class A common stock - diluted	$9.13	$6.96	$2.17
Transaction costs	0.54	0.08	0.46
Intangible amortization	0.52	—	0.52
Change in fair value of contingent consideration	0.72	0.29	0.43
Other expense (income), net	0.26	(0.02)	0.28
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.19)	(0.03)	(0.16)
Adjustments to income tax (benefit) expense (2)	(0.43)	(0.07)	(0.36)
Adjusted earnings per share of Class A common stock - diluted	$10.55	$7.21	$3.34

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest at a rate of 9.1%.
(2) Represents an adjustment of all reconciling items at an effective tax rate of 23%.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $151.5 million and $10.55, respectively, for the year ended September 30, 2022 compared to $81.8 million and $7.21, respectively, for the year ended September 30, 2021. The increase in Adjusted Net Income Attributable to OneWater Marine Inc. resulted from our 11.9% increase in Dealership same-store sales growth for the year ended September 30, 2022, as compared to the year ended September 30, 2021, combined with the results of the 2022 Acquisitions and our ability to increase gross profit margins and control selling, general and administrative expenses. The increase in Adjusted Diluted Earnings Per Share resulted from the increase in Adjusted Net Income Attributable to OneWater Marine Inc., partially offset by the increase in the diluted weighted-average shares of Class A common stock outstanding.
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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of September 30, 2023, we were in compliance with all covenants under the A&R Credit Facility and the Seventh Inventory Financing Facility.
Cash Flows
Analysis of Cash Flow Changes Between the Year Ended September 30, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
Description	2023	2022	Change
	($ in thousands, unaudited)
Net cash (used in) provided by operating activities	$(129,760)	$7,447	$(137,207)
Net cash used in investing activities	(51,601)	(476,844)	425,243
Net cash provided by financing activities	213,715	456,403	(242,688)
Effect of exchange rate changes on cash and restricted cash	9	(8)	17
Net change in cash	$32,363	$(13,002)	$45,365
Operating Activities. Net cash used in operating activities was $129.8 million for the year ended September 30, 2023 compared to net cash provided by operating activities of $7.4 million for the year ended September 30, 2022. The $137.2 million increase in cash used in operating activities was primarily attributable to a $191.7 million decrease in net income in addition to a $65.1 million increase in the change in inventory, partially offset by a $147.4 million increase in loss on impairment for the year ended September 30, 2023 as compared to the year ended September 30, 2022.
Investing Activities. Net cash used in investing activities was $51.6 million for the year ended September 30, 2023 compared to $476.8 million for the year ended September 30, 2022. The $425.2 million decrease in cash used in investing activities was primarily attributable to a $430.7 million decrease in cash used in acquisitions for the year ended September 30, 2023 as compared to the year ended September 30, 2022.
Financing Activities. Net cash provided by financing activities was $213.7 million for the year ended September 30, 2023 compared to net cash provided by financing activities of $456.4 million for the year ended September 30, 2022. The $242.7 million decrease in cash provided by financing activities was primarily attributable to a $382.5 million decrease in proceeds of long term debt, partially offset by a $66.8 million increase in net borrowing from our Inventory Financing Facility and a $69.7 million decrease in payments on long-term debt for the year ended September 30, 2023 as compared to the year ended September 30, 2022.

Analysis of Cash Flow Changes Between the Year Ended September 30, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
Description	2022	2021	Change
	($ in thousands, unaudited)
Net cash provided by operating activities	$7,447	$159,423	$(151,976)
Net cash used in investing activities	(476,844)	(117,130)	(359,714)
Net cash provided by (used in) financing activities	456,403	(36,497)	492,900
Effect of exchange rate changes on cash and restricted cash	(8)	—	$(8)
Net change in cash	$(13,002)	$5,796	$(18,798)
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
Share Repurchase Program
On March 30, 2022, the Board of Directors authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. For the fiscal year ended September 30, 2023, the Company repurchased 63,353 shares at an average price of $24.91 per share. The Company has $48.1 million remaining under the share repurchase program.
The Inflation Reduction Act, which was signed into law in August 2022, imposes a 1%, non-deductible excise tax on certain repurchases of common stock that occur after December 31, 2022. We do not expect the tax to have a material effect on our business.
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
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants as of September 30, 2023.
Inventory Financing Facility
On November 14, 2023, the Company entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, restated, supplemented or otherwise modified, the “Inventory Financing Facility”), which amended and restated the Seventh Amended and Restated Inventory Financing Agreement (the "Seventh Inventory Financing Facility") on substantially similar terms to, among other things, increase the maximum borrowing amount available to $650.0 million. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers. The Inventory Financing Facility expires on March 1, 2026.
The Company had previously entered into the Seventh Inventory Financing Facility on December 29, 2021, which provided for a maximum borrowing amount of $500.0 million, and which was further amended on February 24, 2022, April 1, 2022, August 9, 2022, and February 14, 2023 by the First, Second, Third and Fourth Amendments to the Seventh Inventory Financing Facility, respectively. Such amendments joined various subsidiaries of the Company to the Seventh Inventory Financing Facility in connection with certain acquisitions made by the Company, increased the Funded Debt to EBIDTA Ratio (as defined in the Inventory Financing Facility), and increased the maximum borrowing amount available under the Seventh Inventory Financing Facility to $550.0 million.
Under the Inventory Financing Facility, interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Loans are extended from time to time to enable us to purchase inventory from certain manufacturers and to lease certain boats and related parts to customers. The applicable financial terms, curtailment schedule and maturity for each loan are set forth in separate program terms letters that are entered into from time to time. The collateral for the Inventory Financing Facility consists primarily of our inventory that was financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts, and proceeds of the foregoing, and excludes the collateral that secures the A&R Credit Facility.
We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including certain provisions related to the Funded Debt to EBITDA Ratio, and the Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral securing the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interests of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired marine retailers (ix) make any change in any of our marine retailers’ capital structure or in any of their business objectives or operations which might in any way adversely affect the ability of such marine retailer to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and certain of its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo. Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt, may make distributions to the Company for repurchases of the Company's common stock subject to certain financial ratios, and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our President and Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.

As of September 30, 2023 and September 30, 2022, our indebtedness associated with financing our inventory under the Seventh Inventory Financing Facility totaled $489.0 million and $267.1 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of September 30, 2023 and September 30, 2022, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 5.7% and 2.2%, respectively. As of September 30, 2023 and September 30, 2022, our additional available borrowings under our Inventory Financing Facility were $61.0 million and $232.9 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of September 30, 2023, we were in compliance with all covenants under the Inventory Financing Facility.
Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of September 30, 2023, our indebtedness associated with our 2 acquisition notes payable totaled an aggregate of $3.2 million with a weighted average interest rate of 5.0% per annum. As of September 30, 2023, the principal amount outstanding under these acquisition notes payable ranged from $1.1 million to $2.1 million, and the maturity dates ranged from December 1, 2023 to December 1, 2024.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $122,000, and mature on dates between November 2023 to September 2028. As of September 30, 2023, we had $3.6 million outstanding under the commercial vehicles notes payable.
Contractual Obligations
The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at September 30, 2023.

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
A&R Credit Facility(1)	$27,813	$77,875	$352,625	$—	$458,313
Seventh Inventory Financing Facility(2)	489,024	—	—	—	489,024
Notes Payable(3)	3,411	3,077	339	—	6,827
Estimated interest payments(4)	33,665	59,495	23,233	—	116,393
Operating lease obligations(5)	20,898	38,802	34,496	84,388	178,584
Total	$574,811	$179,249	$410,693	$84,388	$1,249,141
__________________________________
(1)Payments are generally made as required pursuant to the A&R Credit Facility discussed above under “—Debt Agreements—A&R Credit Facility.”
(2)Payments are generally made as required pursuant to the Inventory Financing Facility discussed above under “—Debt Agreements—Inventory Financing Facility.” Amounts do not include estimated interest payments.
(3)Includes notes payable entered into in connection with certain of our acquisitions of dealer groups and notes payable entered into with various commercial lenders in connection with our acquisition of certain vehicles. Payments are generally made as required pursuant to the terms of the relevant notes payable and as discussed above under “—Debt Agreements—Notes Payable.”
(4)Estimated interest payments based on the outstanding principal and stated interest rates on the A&R Credit Facility and Notes Payable.
(5)Includes certain physical facilities and equipment that we lease under noncancelable operating leases.
Tax Receivable Agreement
The Tax Receivable Agreement generally provides for the payment by OneWater Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using the estimated impact of state and local taxes) that OneWater Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of certain tax basis increases and certain tax benefits attributable to imputed interest. OneWater Inc. will retain the benefit of the remaining net cash savings.

As of September 30, 2023 and September 30, 2022, our liability under the Tax Receivable Agreement was $43.1 million and $46.4 million, respectively. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to TRA Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due, generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements, except for operating leases and purchase commitments under supply agreements entered into in the normal course of business.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Consolidated Financial Statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on an outstanding balance under the Seventh Inventory Financing Facility of $489.0 million as of September 30, 2023, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $4.9 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on an outstanding balance of $428.3 million and Term SOFR as of September 30, 2023, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $4.3 million. We do not currently hedge our interest rate exposure.
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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
OneWater Marine Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 14, 2023 expressed an unqualified opinion.
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
Impairment of Distribution Goodwill and Distribution Tradenames
As described in notes 2 and 8 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Goodwill is tested for impairment at the reporting unit level. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform quantitative goodwill and indefinite-lived impairment tests. The Company may bypass the qualitative assessment in any period and proceed directly with a quantitative analysis. For the annual impairment testing date of August 31, 2023, management performed a qualitative assessment and then decided to prepare quantitative impairment analyses for reporting units and trade names. The Company engaged a third-party valuation specialist for the estimation of the fair values of the reporting units and the Distribution trade names. Management estimates the fair value of reporting units using a combination of income and market approaches and Distribution trade names using the relief from royalty approach. As a result of the Company’s annual impairment testing, the Company recorded a goodwill impairment charge of $57.7 million associated with its Distribution reporting segment and trade name impairment charges of $36.5 million related to the Distribution reporting segment. We identified the estimation of the fair values of Distribution reportable unit and Distribution trade names as a critical audit matter.
The principal considerations for our determination that the estimation of the fair values of the Distribution reporting unit and Distribution trade names is a critical audit matter is that there was high estimation uncertainty due to significant judgements with respect to assumptions used to project future cash flows, including revenue growth rates (reporting unit and trade names), EBITDA (reporting unit), as well as the discount rates (reporting unit), royalty rates (trade names), and the valuation methodologies used by the third-party valuation specialist.

Our audit procedures related to the estimation of the fair value of the reporting unit and trade names included the following, among others.
•We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls relating to the Company’s review of the assumptions used to project future cash flows, the selection of appropriate discount rates and royalty rates, the valuation methodologies applied by the third-party valuation specialist and the review of the Company’s reporting units.
•We utilized an internal valuation specialist to evaluate:
◦the methodologies used and whether they were acceptable for the underlying assets or operations and applied correctly by performing independent calculations,
◦the reasonableness of the risk-adjusted discount rates by recalculating the weighted average cost of capital,
◦the reasonableness of selected royalty rates considering external information used in developing management’s estimate,
◦the guideline public companies and transactions utilized by the Company by examining financial metrics of the comparable public companies and transactions within the industry and considering market participant guidance and perspective, and
◦the qualifications of the third-party valuation firm engaged by the Company based on their credentials and experience.
•We evaluated management’s determination of reporting units.
•We tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.
•We tested the completeness and accuracy of underlying data used in the estimate by agreeing to underlying accounting records.
•We evaluated the reasonableness of the forecasted cash flows, including revenue growth rates, EBITDA, and EBITDA margins, by assessing the historical accuracy of management’s estimates and the reasonableness of assumptions used by management by comparing to publicly available industry information and comparable companies, including analyzing the sensitivity of changes in significant assumptions and the resulting impact to the estimated fair values.
Impairment of Distribution Segment long-lived intangible assets
As described in notes 2 and 8 to the consolidated financial statements, long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of August 31, 2023, the Company recorded impairment charges of $38.3 million and $8.3 million associated with customer relationships and developed technologies, respectively, in its Distribution reportable segment. We identified the estimation of fair value of these long-lived intangible assets as a critical audit matter.
The principal considerations for our determination that the estimation of fair values of the Distribution reportable segment long-lived intangible assets is a critical audit matter is due to the high degree of subjectivity used to project future revenue growth rates, gross margin needed to estimate the recoverability of the underlying asset groups, and to assess the fair value of the intangible assets that indicated they were not recoverable using a relevant income approach. The significant assumptions include the revenue growth rates, EBITDA, royalty rate, customer attrition rates, and the discount rate used.
Our audit procedures related to the fair value of Distribution segment long-lived intangible assets included the following, among others.
•We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s relevant controls to fair value long-lived intangible assets, including the Company’s controls over the selection and review of the appropriateness of revenue growth rates, EBITDA, royalty rates, customer attrition rates, and the discount rate used in determining fair value.
•We utilized an internal valuation specialist to evaluate:
◦the methodologies used and whether they were acceptable for the underlying assets or operations and applied correctly by performing independent calculations,
◦the reasonableness of the risk-adjusted discount rates by recalculating the weighted average cost of capital,
◦the reasonableness of selected royalty rates and customer attrition rates considering the external information used in developing management’s estimate,

◦the guideline public companies and transactions utilized by the Company by examining financial metrics of the comparable public companies and transactions within the industry and considering market participant guidance and perspective, and
◦the qualifications of the third-party valuation firm engaged by the Company based on their credentials and experience.
•We agreed the carrying value of each asset group to the underlying accounting records.
•We evaluated the reasonableness of the forecasted cash flows, including revenue growth rates, EBITDA, and EBITDA margins, by assessing the historical accuracy of management’s estimates and the reasonableness of assumptions used by management by comparing to publicly available industry information and comparable companies, including analyzing the sensitivity of changes in significant assumptions and the resulting impact to the estimated fair values.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Atlanta, Georgia
December 14, 2023

ONEWATER MARINE INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value and share data)

	September 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$84,648	$42,071
Restricted cash	8,662	18,876
Accounts receivable, net	113,175	57,960
Inventories, net	609,616	372,959
Prepaid expenses and other current assets	65,798	75,024
Total current assets	881,899	566,890
Property and equipment, net	81,532	109,713
Operating lease right-of-use assets	135,667	123,955
Other long-term assets	6,069	3,378
Deferred tax assets, net	35,066	8,433
Intangible assets, net	212,324	306,471
Goodwill	336,602	378,588
Total assets	$1,689,159	$1,497,428
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,113	$27,306
Other payables and accrued expenses	54,826	55,237
Customer deposits	51,649	65,460
Notes payable – floor plan	489,024	267,108
Current portion of operating lease liabilities	14,568	12,981
Current portion of long-term debt, net	29,324	21,642
Current portion of tax receivable agreement liability	2,447	2,363
Total current liabilities	668,951	452,097
Other long-term liabilities	13,693	23,174
Tax receivable agreement liability	40,688	43,991
Noncurrent operating lease liabilities	123,310	112,127
Long-term debt, net	428,439	421,162
Total liabilities	1,275,081	1,052,551
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and September 30, 2022	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,420,129 and 14,211,621 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	144	142
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of September 30, 2023 and September 30, 2022	14	14
Additional paid-in capital	193,018	180,296
Retained earnings	165,432	204,880
Accumulated other comprehensive income (loss)	1	(7)
Total stockholders’ equity attributable to OneWater Marine Inc.	358,609	385,325
Equity attributable to non-controlling interests	55,469	59,552
Total stockholders’ equity	414,078	444,877
Total liabilities and stockholders’ equity	$1,689,159	$1,497,428

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)

	For the Years Ended September 30,
	2023	2022	2021
Revenues:
New boat	$1,223,691	$1,139,331	$872,680
Pre-owned boat	334,477	294,832	216,416
Finance & insurance income	56,325	55,977	42,668
Service, parts & other	321,817	254,682	96,442
Total revenues	1,936,310	1,744,822	1,228,206

Cost of sales (exclusive of depreciation and amortization shown separately below):
New boat	955,222	834,026	661,764
Pre-owned boat	258,524	213,167	162,278
Service, parts & other	187,438	143,974	46,709
Total cost of sales	1,401,184	1,191,167	870,751

Selling, general and administrative expenses	345,524	302,113	199,049
Depreciation and amortization	23,898	15,605	5,411
Transaction costs	1,839	7,724	869
Change in fair value of contingent consideration	(1,604)	10,380	3,249
Loss on impairment	147,402	—	—
Income from operations	18,067	217,833	148,877

Other expense (income):
Interest expense – floor plan	25,080	4,647	2,566
Interest expense – other	34,557	13,201	4,344
Loss on extinguishment of debt	—	356	—
Other expense (income), net	953	3,793	(248)
Total other expense (income), net	60,590	21,997	6,662
Net (loss) income before income tax (benefit) expense	(42,523)	195,836	142,215
Income tax (benefit) expense	(3,412)	43,225	25,802
Net (loss) income	(39,111)	152,611	116,413
Net (income) attributable to non-controlling interests	(3,810)	(2,998)	—
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	4,329	(18,669)	(37,354)
Net (loss) income attributable to OneWater Marine Inc.	$(38,592)	$130,944	$79,059

Net (loss) earnings per share of Class A common stock – basic	$(2.69)	$9.44	$7.13
Net (loss) earnings per share of Class A common stock – diluted	$(2.69)	$9.13	$6.96

Basic weighted-average shares of Class A common stock outstanding	14,328	13,877	11,087
Diluted weighted-average shares of Class A common stock outstanding	14,328	14,337	11,359

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	For the Years Ended September 30,
	2023	2022	2021
Net (loss) income	$(39,111)	$152,611	$116,413
Other comprehensive income (loss):
Foreign currency translation adjustment	9	(8)	—
Comprehensive (loss) income	(39,102)	152,603	116,413
Net income attributable to non-controlling interests	(3,810)	(2,998)	—
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	4,329	(18,669)	(37,354)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	(1)	1	—
Comprehensive (loss) income attributable to One Water Marine Holdings, Inc.	$(38,584)	$130,937	$79,059

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2020	10,392	$104	4,583	$46	$105,947	$16,757	$50,433	$—	$173,287
Net income	—	—	—	—	—	79,059	37,354	—	116,413
Distributions to members	—	—	—	—	—	(1,160)	(8,813)	—	(9,973)
Dividends and distributions	—	—	—	—	—	(20,777)	(7,328)	—	(28,105)
Effect of September Offering, including underwriter exercise of option to purchase shares	387	4	(387)	(4)	4,146	—	(4,256)	—	(110)
Exchange of B shares for A shares	2,377	24	(2,377)	(24)	38,485	—	(38,485)	—	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(4,186)	—	—	—	(4,186)
Shares issued upon vesting of equity-based awards, net of tax withholding	85	1	—	—	(803)	—	—	—	(802)
Shares issued in connection with a business combination	36	—	—	—	1,495		—	—	1,495
Adjustment to adopt Topic 842	—	—	—	—	—	1,073	—	—	1,073
Equity-based compensation	—	—	—	—	5,741	—	—	—	5,741
Balance at September 30, 2021	13,277	133	1,819	18	150,825	74,952	28,905	—	254,833
Net income	—	—	—	—	—	130,944	21,667	—	152,611
Distributions to members	—	—	—	—	—	(784)	(3,497)	—	(4,281)
Exchange of B shares for A shares	389	4	(389)	(4)	6,833	—	(6,833)	—	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	—	—	—	—	(247)	—	—	—	(247)
Shares issued upon vesting of equity-based awards, net of tax withholding	169	1	—	—	(1,629)	—	—	—	(1,628)
Shares issued in connection with business combinations	387	4	—	—	14,623	—	—	—	14,627
Non-controlling interest in subsidiary	—	—	—	—	—	—	19,311		19,311
Equity-based compensation	—	—	—	—	10,013	—	—	—	10,013
Repurchase and retirement of Class A common stock	(10)	—	—	—	(122)	(232)	—	—	(354)
Currency translation adjustment	—	—	—	—	—	—	(1)	(7)	(8)
Balance at September 30, 2022	14,212	142	1,430	14	180,296	204,880	59,552	(7)	444,877
Net loss	—	—	—	—	—	(38,592)	(519)	—	(39,111)
Distributions to members	—	—	—	—	—	(38)	(3,565)	—	(3,603)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	—	—	—	—	4,402	—	—	—	4,402
Shares issued upon vesting of equity-based awards, net of tax withholding	186	2	—	—	(1,973)	—	—	—	(1,971)
Shares issued as part of employee stock purchase plan	86	1	—	—	2,091	—	—	—	2,092
Equity-based compensation	—	—	—	—	8,962	—	—	—	8,962
Repurchase and retirement of Class A common stock	(64)	(1)	—	—	(760)	(818)	—	—	(1,579)
Currency translation adjustment	—	—	—	—	—	—	1	8	9
Balance at September 30, 2023	14,420	$144	1,430	$14	$193,018	$165,432	$55,469	$1	$414,078

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Years Ended September 30,
	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,111)	$152,611	$116,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,789	16,296	5,411
Equity-based compensation	8,962	10,013	5,741
Loss (gain) on asset disposals	221	(135)	(94)
Loss on disposal of a business	750	—	—
Loss on impairment	147,402	—	—
Loss on extinguishment of debt	—	356	—
Non-cash interest expense	10,129	3,250	659
Deferred income tax provision	(23,030)	5,741	3,728
Change in fair value of contingent consideration	(1,604)	10,380	2,872
Loss on equity investments	446	1,228	—
(Increase) decrease in assets:
Accounts receivable	(10,051)	(3,711)	(9,531)
Inventories	(232,285)	(167,183)	25,289
Prepaid expenses and other current assets	10,308	(34,357)	(18,924)
Other assets	(3,188)	(1,940)	(173)
Increase (decrease) in liabilities:
Accounts payable	197	6,424	(26)
Other payables and accrued expenses	(7,643)	4,140	4,010
Tax receivable agreement liability	(3,227)	(67)	—
Customer deposits	(14,825)	4,401	24,048
Net cash (used in) provided by operating activities	(129,760)	7,447	159,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,251)	(11,403)	(9,896)
Proceeds from disposal of property and equipment	567	345	233
Purchases of equity investments	—	(2,000)	—
Cash used for additions to intangible assets	(2,823)	(4,246)	—
Cash used in acquisitions	(28,882)	(459,540)	(107,467)
Proceeds from disposal of a business	788	—	—
Net cash used in investing activities	(51,601)	(476,844)	(117,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) from floor plan	219,688	152,874	(23,497)
Proceeds from long-term debt	30,000	412,492	30,000
Payments on long-term debt	(18,338)	(88,033)	(8,878)
Payments of debt issuance costs	—	(9,095)	(701)
Payments of September Offering costs	—	—	(540)
Payments of contingent consideration	(12,574)	(371)	—
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	2,092	—	—
Payments of tax withholdings for equity-based awards	(1,971)	(1,628)	(802)
Dividends and distributions	—	—	(27,070)
Distributions to members	(3,603)	(9,482)	(5,009)
Repurchase and retirement of Class A common stock	(1,579)	(354)	—
Net cash provided by (used in) financing activities	213,715	456,403	(36,497)

Effect of exchange rate changes on cash and restricted cash	9	(8)	—

Net change in cash and restricted cash	32,363	(13,002)	5,796
Cash and restricted cash at beginning of period	60,947	73,949	68,153
Cash and restricted cash at end of period	$93,310	$60,947	$73,949

Supplemental cash flow disclosures
Cash paid for interest	$49,508	$14,598	$6,251
Cash paid for income taxes	23,322	35,229	28,537

Noncash items
Acquisition purchase price funded by seller notes payable	$—	$1,126	$2,056
Acquisition purchase price funded by contingent consideration	2,550	15,321	9,200
Acquisition purchase price funded by issuance of Class A common stock	—	14,627	1,495
Accrued purchase consideration	—	—	1,889
Purchase of property and equipment funded by long-term debt	1,122	2,087	1,820
Dividends payable	—	—	1,035
Distributions payable	—	—	4,964
Initial operating lease right-of-use-assets for adoption of Topic 842	—	—	71,823
Acquisition purchase price funded by affiliate financing	10,600	—	—
Settlement of affiliate financing with proceeds from sale and leaseback	10,600	—	—

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of September 30, 2023, the Company operates a total of 98 retail locations, 11 distribution centers/warehouses and multiple online marketplaces in 19 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 39.4%, 41.8% and 42.9% of total sales for the years ended September 30, 2023, 2022 and 2021, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc, including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.9%, 15.6% and 17.0% of our consolidated revenue for the years ended September 30, 2023, 2022 and 2021, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
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

Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, OneWater Inc. conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which will reduce net (loss) income attributable to OneWater Inc’s Class A stockholders. As of September 30, 2023, OneWater Inc owned 91.0% of the economic interest of OneWater LLC.
Commencing December 31, 2021, the Company owns 80% of the economic interest of Quality Assets and Operations, LLC, over which the Company exercises control and the minority interest in this subsidiary has been recorded accordingly. See Note 4 for additional information regarding the acquisition.
Basis of Financial Statement Preparation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All adjustments, consisting of only normal recurring adjustments considered by management to be necessary for fair presentation, have been reflected in these consolidated financial statements.
All intercompany transactions have been eliminated in consolidation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the fiscal year ending on September 30.
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2023 and 2022, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.
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
Vendor Consideration Received
Consideration received from vendors is accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 330, ‘‘Inventory’’ (‘‘ASC 330’’). Pursuant to ASC 330, manufacturer incentives based upon cumulative volume of sales and purchases are recorded as a reduction of inventory cost and related cost of sales when the amounts are probable and reasonably estimable.

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
The carrying value of property and equipment and other long-term assets (other than goodwill and indefinite life intangible assets) is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. The Company would conclude that an asset may be impaired if the sum of such undiscounted expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. We did not record an impairment of our property and equipment in fiscal years 2023, 2022 or 2021.
Goodwill and Other Identifiable Intangible Assets
Goodwill and indefinite-lived intangible assets are accounted for in accordance with FASB ASC 350, ‘‘Intangibles - Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accordance with ASC 350, Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. ASC 350 also states for annual impairment tests that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary. The Company performs its annual test in the fiscal fourth quarter.
In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. The Company calculates the fair value of its reporting units by considering both the income and market approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow method. Fair value under the market approach is determined for each unit by applying market multiples for comparable public companies to the unit's financial results.
During the year ended September 30, 2023 the Company determined that there were circumstances that indicated impairment may have occurred, including a drop in the Company's market capitalization and declining margins, and performed a quantitative goodwill impairment analysis. As a result, the Company recognized a $57.7 million impairment for goodwill for the year then ended. See Note 8 for more information about the impairment of goodwill. The Company elected a qualitative assessment for our fiscal fourth quarter 2022 goodwill impairment testing and determined that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts, and as a result, no impairment for goodwill was required for the year then ended.
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
Financial statement risk exists to the extent identifiable intangibles become impaired due to the decrease in their fair value. The Company first performs an annual qualitative impairment assessment for indefinite-lived intangible assets to determine if it is more likely than not that the fair values are greater than their carrying amounts. If it is determined that it is more likely than not that the fair values of the intangible assets are less than their respective carrying amounts, the Company then performs a quantitative impairment analysis by comparing the carrying amount of the indefinite-lived intangible assets to the fair values. To determine the fair value of the indefinite-lived intangible assets, the Company uses a relief from royalty method for trade names.

In accordance with FASB ASC 360-10, "Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets" (“ASC 360”), the Company assesses the potential for impairment of its definite-lived assets if facts and circumstances, such as declines in sales, earnings, cash flows or adverse changes in the business climate, suggest that they may be impaired. The Company performs its assessment by comparing the book value of the asset groups to the estimated future undiscounted cash flows associated with the asset groups. If any impairment in the carrying value of its definite-lived assets is indicated, the assets would be adjusted to an estimate of fair value. To determine the fair value of the definite-lived intangible assets, the Company uses a relief from royalty method for developed technology and discounted cash flows method for customer relationships.
During the year ended September 30, 2023 the Company performed a quantitative impairment analysis. As a result, the Company recognized a $89.7 million impairment for identifiable intangible assets for the year then ended. See Note 8 for more information about the impairment of identifiable intangible assets. The Company elected qualitative assessments for our fiscal fourth quarter 2022 indefinite-lived intangible assets impairment testing and determined that it was more likely than not that the fair values of the Company’s indefinite-lived intangible assets were greater than their carrying amounts, and as a result, no impairment was required for the year then ended. Additionally, there were no events or circumstances as of September 30, 2022 that indicated that the carrying amounts may not be recoverable.
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
The Company capitalizes qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization ceases once the software is ready for its intended use. The capitalized CCA implementation cost is allocated between Prepaid expenses and other current assets and Other long-term assets on the accompanying consolidated balance sheets based on the expected amortization to be recognized within one year. The total capitalized CCA implementation costs was $5.4 million and $1.7 million as of September 30, 2023 and 2022, respectively. During the year ended September 30, 2023, the Company recorded $0.1 million of expense in Selling, general and administrative expenses on the accompanying consolidated statements of operations related to the amortization of CCA implementation costs. No expense related to the amortization of CCA implementation costs was recorded during the year ended September 30, 2022.
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
Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) are recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.4 million and $3.7 million as of September 30, 2023 and 2022, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.

Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended September 30, 2023, 2022 and 2021.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in Customer deposits in the Company’s consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the years ended September 30, 2023 and 2022 is as follows:

($ in thousands)	2023	2022
Beginning contract liability	$65,460	$46,610
Revenue recognized from contract liabilities included in the beginning balance	(63,207)	(43,777)
Increases due to business combinations and cash received, net of amounts recognized in revenue during the period	49,396	62,627
Ending contract liability	$51,649	$65,460
The following table sets forth percentages on the timing of revenue recognition for the years ended September 30, 2023, 2022 and 2021:

	2023	2022	2021
Goods and services transferred at a point in time	93.8%	94.4%	93.9%
Goods and services transferred over time	6.2%	5.6%	6.1%
Total Revenue	100.0%	100.0%	100.0%
Advertising Costs
We expense advertising and promotional costs as incurred and include them in Selling, general and administrative expenses in the accompanying consolidated statements of operations. Pursuant to FASB ASC 606, ‘‘Revenue from Contracts with Customers’’ (‘‘ASC 606’’), we net amounts received under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising costs for the years ended September 30, 2023, 2022 and 2021, were $24.8 million, $13.4 million and $4.5 million, which are net of related co-op assistance of $2.2 million, $1.8 million and $0.7 million, respectively.
Equity-Based Compensation
Equity-based compensation plans are accounted for following the provisions of FASB ASC 718, ‘‘Compensation — Stock Compensation’’ (‘‘ASC 718’’). Equity-based awards are designed to reward employees for their long-term contributions to the Company and to provide incentives for them to remain with the Company. Valuation models and the quoted market price of our common stock are used to value all equity-based compensation. Compensation for awards is measured at fair value on the grant date based on the number of shares expected to vest. The Company recognizes compensation cost for all awards on a graded basis over the requisite service period of the award.
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

4.    Acquisitions and Dispositions
Acquisitions
In the years ended September 30, 2023, 2022 and 2021, the Company completed acquisitions of multiple businesses. The results of operations of acquisitions are included in the accompanying consolidated financial statements from the acquisition date. The purchase price of acquisitions was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on the information currently available. Any changes to the value of identifiable intangible assets are reclassified from goodwill upon the completion of the valuations.
The fair values of the developed technology and trade name intangible assets as of the acquisition date were determined using the relief from royalty model. The fair values of the customer relationship intangible assets as of the acquisition date were determined using the discounted cash flow method.
Fiscal Year 2023
For the year ended September 30, 2023, the Company completed the following transactions:
•On October 1, 2022, Taylor Marine Centers, a retail marine dealership with locations in Maryland and Delaware
•On December 1, 2022, Harbor View Marine, a retail marine dealership with locations in Florida and Alabama
•On September 1, 2023, Harbor Pointe Marina, a retail marine dealership with one location in Alabama
Consideration paid for the consummated acquisitions was $42.0 million with $28.9 million paid at closing (net of cash acquired), $10.6 million in non-cash financing and the remaining $2.6 million in estimated payments of contingent consideration. The payments of contingent consideration are part of earnouts from the achievement of certain post-acquisition increases in adjusted EBITDA. As of September 30, 2023, the earnout period for the acquisitions was completed and no contingent consideration payout was achieved.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:
Summary of Assets Acquired and Liabilities Assumed

($ in thousands)	Total Acquisitions
Accounts receivable	$286
Inventories	6,424
Prepaid expenses	72
Property and equipment	11,588
Operating lease right-of-use assets	3,820
Identifiable intangible assets	8,800
Goodwill	18,481
Accounts payable	(17)
Accrued expenses	(361)
Customer deposits	(1,013)
Notes payable - floor plan	(2,228)
Operating lease liabilities	(3,820)
Aggregate acquisition date fair value	$42,032

Consideration transferred	42,032
In connection with the acquisition of Harbor View Marine, an entity affiliated with the Company agreed to acquire the real estate for the two acquired locations, in effect providing non-cash financing. The Company has accounted for this transaction as a sale and leaseback of the properties in our consolidated financial statements. There was no gain or loss recorded as part of the transaction. The leases for the two properties include an initial term of 15 years and two, five-year renewal options. The leases are accounted for as operating leases and are included in the Operating lease right-of-use assets and Operating lease liabilities on the consolidated balance sheets.
Included in our results for the year ended September 30, 2023, the acquisitions contributed $60.9 million to our consolidated revenue and $6.3 million to our (loss) income before income tax expense. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $1.2 million for the year ended September 30, 2023.

Fiscal Year 2022
For the year ended September 30, 2022, the Company completed the following transactions:
•On October 1, 2021, Naples Boat Mart, a retail marine dealership with one location in Florida
•On November 30, 2021, T-H Marine Supplies, LLC (“T-H Marine”), a leading provider of branded marine parts and accessories for original equipment manufacturers (“OEMs”) and the aftermarket, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas
•On December 1, 2021, Norfolk Marine Company, a retail marine dealership with one location in Virginia
•On December 31, 2021, a majority interest in Quality Boats, a retail marine dealership with three locations in Florida. The sellers retained a 20% economic interest in Quality Boats. The Company has the exclusive right, but not obligation, to acquire the remaining 20% interest at any time before January 1, 2027.
•On February 1, 2022, JIF Marine, a leading supplier of stainless steel ladders, dock products and other accessories which is based in Tennessee
•On March 1, 2022, YakGear, a leading supplier of kayak equipment, paddle sports accessories and boat mounting accessories which is based in Texas
•On April 1, 2022, Denison Yachting, a leader in yacht and superyacht sales as well as ancillary yacht services, with 20 locations in 7 states
•On August 9, 2022, Ocean Bio-Chem, a leading supplier and distributor of appearance, cleaning, and maintenance products for the marine industry and the automotive, powersports, recreational vehicles, and outdoor power equipment markets with locations in Alabama and Florida.
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
The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:
Summary of Assets Acquired and Liabilities Assumed

($ in thousands)	T-H Marine	Quality Boats	Denison Yachting	Ocean Bio-Chem	Other Acquisitions	Total Acquisitions
Accounts receivable	$8,955	$—	$654	$14,989	$1,123	$25,721
Inventories	19,856	5,937	1,981	24,362	9,618	61,754
Prepaid expenses	1,547	47	2,053	1,431	338	5,416
Property and equipment	3,896	803	293	32,037	1,227	38,256
Deposits	—	—	126	—	13	139
Operating lease right-of-use assets	5,960	11,877	1,221	762	7,375	27,195
Identifiable intangible assets	105,500	31,700	16,600	59,300	11,332	224,432
Goodwill	51,694	78,682	29,144	35,270	15,307	210,097
Accounts payable	(3,876)	—	(80)	(3,654)	(471)	(8,081)
Accrued expenses	(1,697)	—	(252)	(1,817)	(553)	(4,319)
Customer deposits	(394)	(5,047)	(5,524)	(176)	(3,307)	(14,448)
Deferred tax liabilities	—	—	—	(20,141)	(751)	(20,892)
Long-term debt	—	—	—	(8,150)	—	(8,150)
Operating lease liabilities	(5,960)	(11,877)	(1,221)	(762)	(7,375)	(27,195)
Aggregate acquisition date fair value	$185,481	$112,122	$44,995	$133,451	$33,876	$509,925

Consideration transferred	185,481	92,811	44,995	135,281	33,876	492,444
Cash acquired	—	—	—	(1,829)	—	(1,829)
Fair value of non-controlling interests	—	19,311	—	—	—	19,311
Aggregate acquisition date fair values	$185,481	$112,122	$44,995	$133,451	$33,876	$509,925

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
Fiscal Year 2021
For the year ended September 30, 2021, the Company completed the following transactions:
•On December 1, 2020, Tom George Yacht Group a retail marine dealership with two locations in Florida
•December 31, 2020, Walker Marine Group a retail marine dealership with five locations in Florida.
•On December 31, 2020, Roscioli Yachting Center, a full-service marina and yachting facility, with one location in Florida
•On August 1, 2021, Stone Harbor Marina a retail marine dealership with one location in New Jersey
•On September 1, 2021, PartsVu, an online marketplace for OEM marine parts, electronics and accessories with a warehouse in Florida
Consideration paid for the consummated acquisitions was $122.1 million with $107.5 million paid at closing (net of cash acquired), $2.1 million financed through a note payable to the sellers, estimated payments of $9.2 million in contingent consideration, $1.9 million in accrued purchase consideration and the remaining $1.5 million with the issuance of shares of Class A common stock. The estimated payments of contingent consideration are part of multiple earnouts subject to the achievement of certain post-acquisition increases in adjusted EBITDA. The acquisition contingent consideration was developed using weighted average projections based on the Company’s historical experience with acquisitions as well as current forecasts for the industry. The minimum payout on acquisition contingent consideration is $0.2 million and the maximum payout is unlimited.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the goodwill recorded as a result of the transactions:

($ in thousands)	Walker Marine Group	Roscioli Yachting Center	Other Acquisitions	Total Acquisitions
Accounts receivable	$129	$—	$390	$519
Inventories	8,481	87	10,476	19,044
Prepaid expenses	39	1	180	220
Property and equipment	503	41,300	700	42,503
Identifiable intangible assets	8,520	1,530	13,940	23,990
Goodwill	26,927	2,993	25,512	55,432
Accounts payable	(213)	(180)	—	(393)
Accrued expenses	—	(185)	(47)	(232)
Customer deposits	(3,033)	—	(2,248)	(5,281)
Notes payable – floor plan	(7,563)	—	(6,134)	(13,697)
Aggregate acquisition date fair value	$33,790	$45,546	$42,769	$122,105

Consideration transferred	33,790	45,546	42,769	122,105
The 2023, 2022 and 2021 acquisitions have resulted in the recording of goodwill that is expected to be deductible for tax purposes of $15.9 million, $173.2 million and $55.4 million for the years ended September 30, 2023, 2022 and 2021, respectively.
The following unaudited pro forma results of operations for the years ended September 30, 2023, 2022 and 2021 assumes that all acquisitions were completed on October 1, 2020.

($ in thousands)	2023	2022	2021
Pro forma revenues	$1,944,304	$1,939,382	$1,804,798
Pro forma net (loss) income	$(37,943)	$168,704	$171,523
The amounts have been calculated by applying our accounting policies and estimates. Pro forma net (loss) income has been tax affected based on the Company’s effective tax rate in the historical periods presented.

Dispositions
During the year ended September 30, 2023, the Company completed the following dispositions of a business:
•On September 30, 2023, Roscioli Yachting Center, which was reported in our Dealership reporting segment through the date of the sale. The sale resulted in a pre-tax gain of $0.2 million recorded in Other expense (income) in the consolidated statement of operations
•On September 30, 2023, Lookout Marine, which included two locations and was reported in our Dealership reporting segment through the date of sale. The sale resulted in a pre-tax loss of $1.0 million recorded in Other expense (income) in the consolidated statement of operations
In connection with the disposition of Roscioli Yachting Center, the Company sold the associated real estate. As part of the sale agreement, the Company entered into a lease with the purchasing party for a portion of the location. The Company has accounted for this transaction as a sale and leaseback of the property in our condensed consolidated financial statements. There was no gain or loss recorded as part of the transaction. The lease for the property includes an initial term of 10 years. The lease is accounted for as an operating lease and is included in the Operating lease right-of-use assets and Operating lease liabilities on the condensed consolidated balance sheet.
There were no dispositions of business entities during the years ended September 30, 2022 and 2021.
5.    Accounts Receivable
Accounts receivable primarily consists of trade accounts receivable, contracts in transit and manufacturer receivables. Trade receivables include amounts due from customers on the sale of boats, parts, service, and storage. Contracts in transit represent anticipated funding from the loan agreement customers execute at the dealership when they purchase their new or pre-owned boat. These finance contracts are typically funded within 30 days. Amounts due from manufacturers represent receivables for various manufacturer incentive programs and parts and service work performed pursuant to the manufacturers’ warranties. Accounts receivable as of September 30, 2023 also consists of a receivable resulting from the disposition of Roscioli Yachting Center as the proceeds on disposal were received subsequent to September 30, 2023.
The allowance for credit losses is estimated based on past collection experience, current conditions and reasonable and supportable forecasts. The annual activity for charges and subsequent recoveries is immaterial.
Accounts receivable consisted of the following:

($ in thousands)	September 30, 2023	September 30, 2022
Receivable for proceeds on the disposition of a business	$45,100	$—
Trade accounts receivable	32,065	37,359
Contracts in transit	25,425	14,543
Manufacturer receivable	11,288	7,224
Total accounts receivable	113,878	59,126
Less – allowance for credit losses	(703)	(1,166)
Total accounts receivable, net	$113,175	$57,960
6.    Inventories
Inventories consisted of the following at:

($ in thousands)	September 30, 2023	September 30, 2022
New vessels	$471,147	$243,090
Pre-owned vessels	61,627	51,607
Parts and accessories, work in process, net	76,842	78,262
Total inventories, net	$609,616	$372,959

7.    Property and Equipment
Property and equipment, net consisted of the following:

($ in thousands)	September 30, 2023	September 30, 2022
Land	$3,275	$17,668
Buildings and improvements	22,681	42,957
Leasehold improvements	22,968	19,738
Machinery and equipment	26,696	22,418
Office equipment	14,226	12,129
Company vehicles	18,231	12,902
Construction in progress	3,807	4,020
Total property and equipment	111,884	131,832
Less accumulated depreciation	(30,352)	(22,119)
Total property and equipment, net	$81,532	$109,713
For the years ended September 30, 2023, 2022 and 2021, depreciation expense totaled $13.4 million, $8.8 million and $5.4 million, respectively.
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

($ in thousands)	Goodwill	Trade Names	Developed technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2021	$168,491	$85,294	$—	$—	$—	$—	$85,294
Acquisitions during the year ended September 30, 2022	210,097	101,485	15,457	107,490	2,074	2,301	228,807
Amortization expense for the year ended September 30, 2022	—	—	(1,183)	(6,260)	(104)	(83)	(7,630)
Net balance as of September 30, 2022	378,588	186,779	14,274	101,230	1,970	2,218	306,471
Acquisitions during the year ended September 30, 2023	18,481	8,800	—	—	945	1,878	11,623
Impairment recorded during the year ended September 30, 2023	(57,710)	(43,016)	(8,309)	(38,367)	—	—	(89,692)
Disposals from sales of businesses during the year ended September 30, 2023	(3,157)	(2,642)	—	—	—	—	(2,642)
Other adjustments during the year ended September 30, 2023	400	—	—	—	—	—	—
Amortization expense for the year ended September 30, 2023	—	—	(1,546)	(10,749)	(528)	(613)	(13,436)
Net balance as of September 30, 2023	$336,602	$149,921	$4,419	$52,114	$2,387	$3,483	$212,324
During the year ended September 30, 2023 the Company recorded an impairment loss of $147.4 million related to the goodwill and identifiable intangible assets in order to adjust carrying value to estimated fair value. Of the $147.4 million impairment loss, $6.5 million and $140.9 million is reported in the Dealerships and Distribution reporting segment, respectively. No impairment loss was recorded for the years ended September 30, 2022 and 2021. See Note 2 for more information about our annual impairment tests of goodwill and identifiable intangible assets.
Amortization expense was $13.4 million and $7.6 million for the years ended September 30, 2023 and 2022, respectively, and is recorded in Depreciation and amortization in the consolidated statements of operations. No amortization expense was recorded for the year ended September 30, 2021. For acquisitions during the year ended September 30, 2023, the weighted average useful life of total intangible assets is 4.3 years with the weighted average useful lives of acquisitions for domain names and internally developed software being 4.3 and 4.4 years, respectively.

The following table summarizes the expected amortization expense for the fiscal years 2024 through 2028 and thereafter ($ in thousands):

2024	$8,164
2025	8,164
2026	8,164
2027	7,922
2028	6,638
Thereafter	23,351
$62,403
As of September 30, 2023, the carrying value of goodwill totaled approximately $336.6 million, of which $295.3 million was related to our Dealerships reporting segment and $41.3 million was related to our Distribution reporting segment. As of September 30, 2022, the carrying value of goodwill totaled approximately $378.6 million, of which $280.0 million was related to our Dealerships reporting segment and $98.6 million was related to our Distribution reporting segment.
9.    Other Payables and Accrued Expenses
Other payables and accrued expenses consisted of the following:

($ in thousands)	September 30, 2023	September 30, 2022
Payroll accrual	$21,044	$20,273
Sales tax payable	4,673	4,456
Other payables and accrued expenses	11,522	12,467
Acquisition contingent consideration	7,488	15,897
Accrued interest	10,099	2,144
Total other payables and accrued expenses	$54,826	$55,237
10.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On February 14, 2023, the Company and certain of its subsidiaries entered into the Fourth Amendment to the Seventh Amended and Restated Inventory Financing Agreement (as amended, the “ Seventh Inventory Financing Facility") with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available under the Seventh Inventory Financing Facility to $550.0 million. The Seventh Inventory Financing Facility was set to expire on December 1, 2023. On November 14, 2023 the Company entered into the Eighth Amended and Restated Inventory Financing Agreement to, among other things, increase the maximum borrowing amount available to $650.0 million and extend the term. See Note 20 for additional information regarding the new agreement. The outstanding balance of the facility was $489.0 million and $267.1 million, as of September 30, 2023 and 2022, respectively.
Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats in calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of September 30, 2023 the interest rate on the Seventh Inventory Financing Facility ranged from 8.18% to 10.43% for new inventory and 8.43% to 10.68% for pre-owned inventory. As of September 30, 2022 the interest rate on the Seventh Inventory Financing Facility ranged from 5.33% to 7.58% for new inventory and 5.58% to 7.83% for pre-owned inventory. Borrowing capacity available at September 30, 2023 and September 30, 2022 was $61.0 million and $232.9 million, respectively.
The Seventh Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio (as defined in the Seventh Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at September 30, 2023.
The collateral for the Seventh Inventory Financing Facility consists primarily of our inventory that is financed through the Seventh Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.

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
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Seventh Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at September 30, 2023.
Long-term debt consisted of the following at:

($ in thousands)	September 30, 2023	September 30, 2022
Term note payable to Truist Bank, secured and bearing interest at 7.53% at September 30, 2023 and 5.31% at September 30, 2022. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on August 9, 2027	$428,313	$445,000
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.50% at September 30, 2023. The note requires full repayment on August 9, 2027	30,000	—
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $100 to $3,100 through September 2028	3,645	4,173
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note requires monthly interest payments, with a balloon payment of principal due on December 1, 2023	2,056	2,056
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024.	1,126	1,126
Total debt outstanding	465,140	452,355
Less current portion (net of current debt issuance costs)	(29,324)	(21,642)
Less unamortized portion of debt issuance costs	(7,377)	(9,551)
Long-term debt, net of current portion and unamortized debt issuance costs	$428,439	$421,162
Principal repayment requirements of long-term debt at September 30, 2023 are as follows (in thousands):

Year ending September 30,
2024	$31,223
2025	35,674
2026	45,278
2027	352,945
2028	20
Total principal payments	$465,140

Debt issuance costs are amortized on a straight-line basis over the life of the loan, which approximates the effective interest method. During the fiscal year ended 2023, the Company did not capitalize any loan costs. During the fiscal year ended 2022, the Company capitalized loan costs of $9.1 million. In connection with entering into the A&R Credit Facility, the Company wrote off unamortized debt issuance cost of $0.4 million which was included in Loss on extinguishment of debt in the consolidated statements of operations for the year ended September 30, 2022. Amortization for the years ended September 30, 2023, 2022 and 2021 amounted to $2.2 million, $1.3 million and $0.7 million, respectively, and is included in Interest expense - other in the consolidated statements of operations.
As of September 30, 2023 and 2022, the Company had $0.7 million and $0.4 million, respectively, in letters of credit outstanding under the A&R Revolving Facility.
12.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Board of Directors of OneWater Marine Inc. (the “Board of Directors”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,585,007. The LTIP is and will continue to be administered by the Board of Directors, except to the extent the Board of Directors elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
2023 Awards
During the fiscal year ended September 30, 2023, the Board of Directors approved the grant of 137,057 time-based restricted stock units. Of this amount, 22,550 restricted stock units fully vest on October 1, 2023 and the remaining 114,507 restricted stock units vest in three equal annual installments commencing on October 1, 2023.
During the fiscal year ended September 30, 2023, the Board of Directors approved the grant of 88,018 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock to the Company. Of this amount, 13,288 performance-based restricted stock units fully vest on October 1, 2023 and the remaining 74,730 restricted stock units vest in three equal annual installments commencing on October 1, 2023. As of September 30, 2023, the Company achieved 100% of the performance target for the units fully vesting on October 1, 2023. As of September 30, 2023, the Company achieved 40% of the performance target for the awards with units vesting in three equal annual installments commencing on October 1, 2023.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $8.2 million, $9.8 million and $5.7 million of compensation expense for the fiscal years ended September 30, 2023, 2022 and 2021, respectively, which includes $3.5 million, $5.4 million, and $2.6 million of compensation expense for the fiscal years ended September 30, 2023, 2022 and 2021, respectively, for performance-based units.

The following table further summarizes activity related to restricted stock units for the years ended September 30, 2023 and 2022:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2021	545,094	$22.68
Awarded	225,924	40.01
Vested	(211,225)	27.10
Forfeited	—	—
Unvested at September 30, 2022	559,793	28.01
Awarded	225,075	30.08
Vested	(257,082)	27.98
Forfeited	(3,001)	35.81
Unvested at September 30, 2023	524,785	$28.86
As of September 30, 2023, the total unrecognized compensation expense related to outstanding equity awards was $3.3 million, which the Company expects to recognize over a weighted-average period of 1.1 years.
We issue shares of our Class A common stock upon the vesting of performance-based restricted stock units and time-based restricted stock units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of restricted stock units, we repurchase a portion of shares equal to the amount of employee income tax withholding.
Net (Loss) Earnings Per Share
Basic and diluted net (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to OneWater Inc by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net (loss) earnings per share is computed by giving effect to all potentially dilutive shares.
The following table sets forth the calculation of net (loss) earnings per share for the years ended September 30, 2023, 2022, and 2021 (in thousands, except per share data):

Net (loss) earnings per share:	2023	2022	2021
Numerator:
Net (loss) income attributable to OneWater Inc	$(38,592)	$130,944	$79,059

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net (loss) income per share	14,328	13,877	11,087
Effect of dilutive securities:
Restricted stock units	—	457	272
Employee Stock Purchase Plan	—	3	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net (loss) income per share	14,328	14,337	11,359

Net (loss) earnings per share of Class A common stock – basic	$(2.69)	$9.44	$7.13
Net (loss) earnings per share of Class A common stock – diluted	$(2.69)	$9.13	$6.96
On March 30, 2022, the Board of Directors approved a share repurchase program up to $50.0 million. During the year ended September 30, 2023, the Company repurchased and retired 63,353 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.6 million. As of September 30, 2023 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of September 30, 2023, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.

Shares of Class B common stock and unvested restricted stock units do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net (loss) earnings per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net (loss) earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Year Ended September 30, 2023	Year Ended September 30, 2022	Year Ended September 30, 2021
Class B common stock	1,430	1,527	3,931
Restricted stock units	598	219	232
Employee Stock Purchase Plan	4	—	—
	2,032	1,746	4,163
Employee Stock Purchase Plan
At the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”), held on February 23, 2021, the Company’s stockholders approved the OneWater Marine Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which was approved and adopted by the Board of Directors as of January 13, 2021 (the “Adoption Date”), subject to stockholder approval at the Annual Meeting. The effective date of the ESPP is February 23, 2021, and, unless earlier terminated, the ESPP will expire on the twentieth anniversary of the Adoption Date. The ESPP will be administered by the Board of Directors or by one or more committees to which the Board of Directors delegates such administration.
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
The Company recorded equity-based compensation for the ESPP of $0.7 million and $0.2 million during the years ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022, we had current liabilities of $0.4 million and $0.5 million. respectively, for future purchases of shares under the ESPP. During the year ended September 30, 2023, 86,050 shares were issued under the ESPP at an average price per share of $24.31. No purchases were made under the ESPP during the year ended September 30, 2022.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility in our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the fiscal years ended September 30, 2023 and 2022:

	2023	2022
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.8 - 5.5%	2.5%
Volatility	37.6 - 45.6%	57.4%
Expected life	Six months	Six months
Distributions
During the fiscal years ended September 30, 2023, 2022 and 2021, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

Dividends
Dividends paid to holders of Class A common stock, distributions paid to OneWater Unit Holders and dividends payable to restricted stock unit holders are referred to herein collectively as “dividends”. Dividends declared are reported as a reduction of retained earnings. Dividends paid to OneWater Unit Holders are recorded as a reduction in non-controlling interest. On June 17, 2021, the Board of Directors declared a special cash dividend of $1.80 per share. The cash dividend of approximately $27.1 million was paid on July 19, 2021 to holders of Class A common stock and OneWater Unit Holders. Additionally, a $1.0 million cash dividend for restricted stock unit holders was accrued for payment to holders upon future vesting of restricted stock unit awards outstanding on the date the dividend was declared. During the years ended September 30, 2023 and 2022, $0.3 million and $0.2 million, respectively, of the previously accrued balance was paid to restricted stock unit holders. The remaining $0.5 million is recorded in Other payables and accrued expenses in the consolidated balance sheet as of September 30, 2023.
Non-Controlling Interest
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the holders of OneWater LLC Units (the “OneWater Unit Holders”). OneWater Unit Holders may exchange their LLC Units, together with an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common Stock of OneWater Inc on a one-for-one basis or, at OneWater LLC’s election, cash. Changes in ownership interest in OneWater LLC, while OneWater Inc retains its controlling interest, will be accounted for as equity transactions. Future direct exchanges of OneWater LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of September 30, 2023, OneWater Inc owned 91.0% of the economic interest of OneWater LLC with the OneWater Unit Holders owning the remaining 9.0%.
As discussed in Note 4, the Company acquired an 80% economic interest in Quality Boats during the year ended September 30, 2022. The Company has the exclusive right, but not obligation, to acquire the remaining 20% economic interest at any time before January 1, 2027. On November 1, 2023, the Company exercised the right to acquire the remaining 20% economic interest in Quality Boats. See Note 20 for additional information.
13.    Retirement Plan
The Company offers a 401(k) retirement plan to its full-time employees over the age of 21. The Company currently makes discretionary matching contributions of 50.0% for the first 4.0% of employee salary deferrals. The Company made discretionary contributions of $2.6 million, $2.2 million and $1.5 million for the years ended September 30, 2023, 2022 and 2021, respectively.
14.    Fair Value Measurements
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
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property and equipment and other intangibles and those used in the reporting unit valuation in the annual goodwill impairment evaluation and contingent consideration.
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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying consolidated balance sheets as of September 30:

	2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$326	$—	$—	$326
Liabilities:
Contingent Consideration	—	—	21,181	21,181

	2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$772	$—	$—	$772
Liabilities:
Contingent Consideration	—	—	37,402	37,402
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2023, and 2022.
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in Other expense (income), net, in the consolidated statements of operations. The fair value of equity investments is measured using quoted prices in its active markets. The investment in equity securities balance is recorded in Other long-term assets in the consolidated balance sheets and consists entirely of our investment in Forza X1, Inc.
The portion of unrealized losses recognized related to equity securities still held as of September 30 consists of the following:

($ in thousands)	Year Ended September 30, 2023	Year Ended September 30, 2022
Net losses recognized during the period on equity securities	$446	$1,228
Less: net losses recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$446	$1,228
There were no unrealized losses (gains) recognized during the year ended September 30, 2021.
We estimate the fair value of contingent consideration using a probability-weighted discounted cash flow model based on forecasted future earnings or other agreed upon metrics including the production of acquisition leads. The acquisition contingent consideration liability has been accounted for based on inputs that are unobservable and significant to the overall fair value measurement (Level 3). The contingent consideration balance is recorded in Other payables and accrued expenses and Other long-term liabilities in the consolidated balance sheets. Changes in fair value and net present value of contingent consideration are recorded in Change in fair value of contingent consideration in the consolidated statements of operations. The fair value of contingent consideration is reassessed on a quarterly basis.

The following table sets forth the changes in fair value of our contingent consideration for the fiscal years ended September 30, 2023 and 2022:

($ in thousands)	Contingent Consideration
Balance as of September 30, 2021	$12,072
Additions from acquisitions	15,321
Settlement of contingent consideration	(371)
Change in fair value, including accretion	10,380
Balance as of September 30, 2022	37,402
Additions from acquisitions	2,550
Settlement of contingent consideration	(17,167)
Change in fair value, including accretion	(1,604)
Balance as of September 30, 2023	$21,181
We determined the carrying value of our cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable with Truist Bank, seller notes payable and company vehicle notes payable approximate their fair values because of the nature of their terms and current market rates of these instruments.
15.    Income Taxes
The Company is a corporation and, as a result is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.
The components of income tax (benefit) expense are:

($ in thousands)	Year Ended September 30, 2023	Year Ended September 30, 2022	Year Ended September 30, 2021
Current:
Federal	$16,184	$31,986	$18,966
State	3,434	5,492	3,108
Foreign	—	6	—
	19,618	37,484	22,074
Deferred:
Federal	(19,171)	5,376	3,341
State	(3,859)	365	387
Foreign	—	—	—
	(23,030)	5,741	3,728
Income tax (benefit) expense	$(3,412)	$43,225	$25,802
A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended September 30,
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
Income attributable to non-controlling interests and nontaxable income	(0.2)	(2.3)	(5.5)
State income taxes, net of federal benefit	3.3	2.9	2.4
Loss on impairment	(11.4)	—	—
Other	(4.7)	0.4	0.8
Effective income tax rate	8.0%	22.0%	18.7%

Details of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	September 30, 2023	September 30, 2022
Deferred tax assets:
Investment in partnerships	$23,619	$—
Tax receivable agreement	10,702	11,609
Net operating loss	1,557	—
Other	—	3
Total	35,878	11,612
Valuation allowance	—	—
Total deferred tax assets	35,878	11,612

Deferred tax liabilities:
Investment in partnerships	$—	$2,410
Fixed assets	107	66
Intangibles	703	703
Other	2	—
Total deferred tax liabilities	812	3,179
Deferred tax assets, net	$35,066	$8,433
The Company had federal net operating loss carryforwards from underlying corporate entities of approximately $6 million resulting in a deferred tax asset of $1.6 million. The U.S. federal net operating loss carryforwards have no expiration but can only be used to offset up to 80% of future taxable income annually.
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
As of September 30, 2023 and 2022, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020. In November 2022, the Company received notification that the IRS intended to commence an audit of the federal income tax return of OneWater LLC’s partnership for the tax year ended December 31, 2020. The audit is ongoing and the outcome and timing of settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of September 30, 2023 and 2022, our liability under the Tax Receivable Agreement was $43.1 million and $46.4 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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

16.    Contingencies and Commitments
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
17.    Leases
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
Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten or more years. The exercise of the lease renewal option is typically at our sole discretion. If it is reasonably certain that we will exercise the option to renew, the period covered by the options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases include the option to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised. As of September 30, 2023, our weighted-average lease term on operating leases was 9.9 years.
Certain of our lease agreements include rental payments based on percentage of retail sales over contractual levels and others include rental payments adjusted periodically based on index rates. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
When available, the implicit rate is utilized to discount lease payments to present value; however, none of our leases provide a readily determinable implicit rate, therefore we use our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. As of September 30, 2023, our weighted average discount rate on operating leases was 5.1%.

The following table provides certain information related to lease costs for operating leases:

	For the Years Ended September 30,
($ in thousands)	2023	2022	2021
Operating lease cost	$21,332	$18,092	$12,059
Short-term and variable lease cost	6,062	4,466	3,002
	$27,394	$22,558	$15,061
The following table presents supplemental cash flow information for leases:

	For the Years Ended September 30,
($ in thousands)	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$20,704	$17,436	$11,905
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,128	$48,310	$25,555
The following table provides the maturities of our operating lease liabilities as of September 30, 2023:

($ in thousands)	Operating Leases
Year ending September 30,
2024	$20,898
2025	20,255
2026	18,547
2027	17,015
2028	17,481
Thereafter	84,388
Total minimum lease payments	178,584
Less:
Present value adjustment	(40,706)
Operating lease liabilities	$137,878
18.    Related Party Transactions
In accordance with agreements approved by the Board of Directors, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. For the years ended September 30, 2023, 2022 and 2021, $94.3 million, $84.2 million and $78.4 million, respectively, in total purchases were incurred under these arrangements.
In accordance with agreements approved by the Board of Directors, certain entities affiliated with the Company receive fees for rent of commercial property. For the years ended September 30, 2023, 2022 and 2021, $2.1 million, $2.8 million and $2.3 million, respectively, in total expenses were incurred under these arrangements. Additionally, see Note 4 for information regarding a sale and leaseback transaction with an entity affiliated with the Company in connection with an acquisition by the Company.
In accordance with agreements approved by the Board of Directors, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. For the years ended September 30, 2023, 2022 and 2021, $1.1 million, $6.3 million and $1.9 million, respectively, were recorded under these arrangements.
In accordance with agreements approved by the Board of Directors, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. For the years ended September 30, 2023, 2022 and 2021, $0.1 million, $0.2 million and $0.2 million, respectively, were recorded under these arrangements.
In connection with transactions noted above, the Company was due $2.0 million, as recorded within accounts receivable as of September 30, 2022. No amounts were due to the Company as of September 30, 2023. Additionally, the Company owed $4.7 million and $0.2 million as recorded within accounts payable at September 30, 2023 and 2022, respectively.

19.    Segment Information
Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed managements reporting structure and operating activities. We now report our operations through two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.
Reportable segment financial information for the years ended September 30, 2023 and 2022 is as follows:

	As of and for the Year Ended September 30, 2023
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$1,755,423	$181,083	$(196)	$1,936,310
Income from Operations	163,229	(145,154)	(8)	18,067

Depreciation and amortization	10,731	16,058	—	26,789
Transaction costs	1,587	252	—	1,839
Change in fair value of contingent consideration	(1,893)	289	—	(1,604)
Loss on impairment	6,500	140,902	—	147,402

Total assets	1,435,023	254,164	(28)	1,689,159

	As of and for the Year Ended September 30, 2022
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$1,608,972	$135,850	$—	$1,744,822
Income from Operations	211,401	6,432	—	217,833

Depreciation and amortization	7,628	8,668	—	16,296
Transaction costs	5,347	2,377	—	7,724
Change in fair value of contingent consideration	10,189	191	—	10,380

Total assets	1,078,457	418,971	—	1,497,428
20.    Subsequent events
Management evaluated events occurring subsequent to September 30, 2023 and other than as noted below determined that no material recognizable subsequent events occurred.
On October 31, 2023, the Company exercised its right to acquire the remaining 20% economic interest in Quality Boats and, as a result, the Company now owns 100% of the economic interest in Quality Boats.
On November 14, 2023, the Company entered into the Eighth Amended and Restated Inventory Financing Agreement (the "Inventory Financing Facility") to, among other things, increase the maximum borrowing amount available to $650.0 million. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers with interest calculated using the Adjusted 30-Day Average SOFR plus an applicable margin. The other terms of the agreement remained largely unchanged. The Inventory Financing Facility expires on March 1, 2026.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
OneWater Marine Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2023, and our report dated December 14, 2023 expressed an unqualified opinion on those financial statements.

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
December 14, 2023
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of the report:
(1)Financial Statements
See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.
(2)Financial Statement Schedules
All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.
(3)See Item 15(b) (b) Exhibits:

Exhibit Number	Description
2.1¥	Master Reorganization Agreement, dated as of February 11, 2020, by and among One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, OneWater Marine Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
2.2¥	Agreement and Plan of Merger, by and among Ocean Bio-Chem, Inc., OneWater Marine Inc. and OBCMS, Inc., dated as of June 21, 2022 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on June 22, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
3.2	Third Amended and Restated Bylaws of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on March 2, 2023).
*4.1	Description of OneWater Marine Inc.’s Class A common stock.
4.2	Registration Rights Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.1†	OneWater Marine Inc. 2020 Omnibus Incentive Plan (as amended on February 23, 2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
10.2†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Austin Singleton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.3†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Anthony Aisquith (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.4†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Jack Ezzell (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.5†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Christopher W. Bodine (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.6†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Jeffrey B. Lamkin (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.7†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and John F. Schraudenbach (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

Exhibit Number	Description
10.8†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and John G. Troiano (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
*10.9†	Indemnification Agreement, dated as of May 12, 2020, by and between the Company and Bari A. Harlam.
10.10†	Indemnification Agreement, dated effective as of August 12, 2022, by and between the Company and J. Steven Roy (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 15, 2022).
10.11†	Indemnification Agreement, dated effective as of March 1, 2023, by and between the Company and Carmen R. Bauza (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on May 8, 2023).
10.12	Tax Receivable Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the TRA Holders and the Agents named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.13	Fourth Amended and Restated Limited Liability Company Agreement of One Water Marine Holdings, LLC, dated as of February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.14†	Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Philip A. Singleton, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.15†	Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Anthony Aisquith (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.16†	Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Jack Ezzell (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.17	Fourth Amended and Restated Guaranty, dated December 29, 2021, entered into by Philip Austin Singleton, Jr., for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.3 to the amendment to Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on January 4, 2022).
10.18	Fourth Amended and Restated Guaranty, dated December 29, 2021, entered into by Anthony Aisquith, for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.2 to the amendment to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on January 4, 2022).
10.19	Fifth Amended and Restated Guaranty, dated November 14, 2023, entered into by Anthony Aisquith, for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.2 to the amendment to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.20	Fifth Amended and Restated Guaranty, dated November 14, 2023, entered into by Philip Austin Singleton, Jr., for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.3 to the amendment to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.21	Non-Competition and Non-Solicitation Agreement, dated as of October 28, 2016, by and among Anthony Aisquith, One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, Goldman, Sachs & Co. and OWM BIP Investor, LLC (incorporated by reference to Exhibit 10.13 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.22	Non-Competition and Non-Solicitation Agreement, dated as of October 28, 2016, by and among Philip Austin Singleton, Jr., One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, Goldman, Sachs & Co. and OWM BIP Investor, LLC (incorporated by reference to Exhibit 10.14 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.23	Consignment Agreement, dated as of June 1, 2019, by and between Bosuns Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.15 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.24	Consignment Agreement, dated as of June 1, 2019, by and between Midwest Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.16 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

Exhibit Number	Description
10.25	Consignment Agreement, dated as of June 1, 2019, by and between Legendary Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.17 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.26	Consignment Agreement, dated as of June 1, 2019, by and between Singleton Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.18 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.27†	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.28†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.29¥	Amended and Restated Credit Agreement, dated as of July 22, 2020, and as amended and restated on August 9, 2022, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, Truist Bank, Truist Securities, Inc., Keybank National Association, Synovus Bank, Hancock Whitney Bank, Pinnacle Bank and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on August 9, 2022).
10.30	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 10, 2023, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on May 8, 2023).
10.31¥	Seventh Amended and Restated Inventory Financing Agreement, dated as of December 29, 2021, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on January 4, 2022).
10.32	First Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of February 24, 2022, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 15, 2022).
10.33	Second Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of April 1, 2022, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 15, 2022).
10.34¥	Third Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of August 9, 2022, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 15, 2022).
10.35¥	Fourth Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of February 14, 2023, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on May 8, 2023).
*10.36	Fifth Amendment to the Seventh Amended and Restated Inventory Financing Agreement, dated as of September 30, 2023, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto.
10.37¥	Eighth Amended and Restated Inventory Financing Agreement, dated as of November 14, 2023, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.38†	OneWater Marine Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, File No. 001-39213, filed with the U.S. Securities and Exchange Commission on January 13, 2021).

Exhibit Number	Description
10.39	Waiver Letter to the IFA, dated June 16, 2021, from Wells Fargo Commercial Distribution Finance, LLC, as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 12, 2021).
10.40¥	Equity Purchase Agreement, by and between One Water Assets & Operations, LLC, Peter G. Dornau and Maureen Dornau, dated June 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 5, 2022).
10.41¥	Real Estate Sales Contract, by and between One Water Assets & Operations, LLC and PEJE, Inc., dated June 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 5, 2022).
*21.1	List of subsidiaries of OneWater Marine Inc.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
*97.1	OneWater Marine Inc. Policy Regarding the Recoupment of Incentive Compensation (Claw-back)
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________
*Filed herewith.
**Furnished herewith.
†Indicates a management contract or compensatory plan or arrangement.
#Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company if publicly disclosed.
¥Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEWATER MARINE INC.

Date: December 14, 2023	By:	/s/ Philip Austin Singleton, Jr.
	Name:	Philip Austin Singleton, Jr.
	Title:	Founder and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Austin Singleton, Jr.	Founder, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2023
Philip Austin Singleton, Jr.

/s/ Jack Ezzell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2023
Jack Ezzell

/s/ Anthony Aisquith	President, Chief Operating Officer and Director	December 14, 2023
Anthony Aisquith

/s/ Carmen Bauza	Director	December 14, 2023
Carmen Bauza

/s/ Christopher W. Bodine	Director	December 14, 2023
Christopher W. Bodine

/s/ Bari A. Harlam	Director	December 14, 2023
Bari A. Harlam

/s/ Jeffrey B. Lamkin	Director	December 14, 2023
Jeffrey B. Lamkin

/s/ J. Steven Roy	Director	December 14, 2023
J. Steven Roy

/s/ John F. Schraudenbach	Chairman of the Board of Directors	December 14, 2023
John F. Schraudenbach

/s/ John G. Troiano	Director	December 14, 2023
John G. Troiano