Form 10-Q
period 2023-12-31
OneWater Marine Inc.
filed 2024-02-02
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 14,569,936 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of January 24, 2024.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 14, 2023, and under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
•our business strategy, including acquisitions and Dealership same-store growth or dispositions;
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
•cash flow and access to capital;
•the timing of development expenditures; and
• the other risks described under “Risk Factors” and discussed elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2023 and discussed elsewhere in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	December 31, 2023	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$44,569	$84,648
Restricted cash	9,584	8,662
Accounts receivable, net	47,885	113,175
Inventories, net	706,805	609,616
Prepaid expenses and other current assets	78,469	65,798
Total current assets	887,312	881,899
Property and equipment, net	83,221	81,532
Operating lease right-of-use assets	133,699	135,667
Other long-term assets	7,827	6,069
Deferred tax assets, net	33,239	35,066
Intangible assets, net	211,173	212,324
Goodwill	336,602	336,602
Total assets	$1,693,073	$1,689,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,897	$27,113
Other payables and accrued expenses	42,918	54,826
Customer deposits	50,977	51,649
Notes payable – floor plan	562,815	489,024
Current portion of operating lease liabilities	14,843	14,568
Current portion of long-term debt, net	6,125	29,324
Current portion of tax receivable agreement liability	2,447	2,447
Total current liabilities	699,022	668,951
Other long-term liabilities	13,967	13,693
Tax receivable agreement liability	40,688	40,688
Long-term operating lease liabilities	121,404	123,310
Long-term debt, net	433,682	428,439
Total liabilities	1,308,763	1,275,081
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and September 30, 2023	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,544,324 and 14,420,129 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	145	144
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of December 31, 2023 and September 30, 2023	14	14
Additional paid-in capital	194,573	193,018
Retained earnings	158,262	165,432
Accumulated other comprehensive income (loss)	(7)	1
Total stockholders’ equity attributable to OneWater Marine Inc.	352,987	358,609
Equity attributable to non-controlling interests	31,323	55,469
Total stockholders’ equity	384,310	414,078
Total liabilities and stockholders’ equity	$1,693,073	$1,689,159

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenues:
New boat	$241,084	$232,405
Pre-owned boat	53,283	55,778
Finance & insurance income	7,360	8,934
Service, parts & other	62,286	69,542
Total revenues	364,013	366,659

Cost of sales (exclusive of depreciation and amortization shown separately below):
New boat	196,403	175,258
Pre-owned boat	41,346	40,304
Service, parts & other	34,821	41,109
Total cost of sales	272,570	256,671

Selling, general and administrative expenses	79,599	77,838
Depreciation and amortization	4,222	5,693
Transaction costs	579	1,330
Change in fair value of contingent consideration	572	(1,409)
Income from operations	6,471	26,536

Other expense (income):
Interest expense – floor plan	7,812	4,779
Interest expense – other	9,152	7,584
Other (income) expense, net	(247)	(639)
Total other expense, net	16,717	11,724
Net (loss) income before income tax (benefit) expense	(10,246)	14,812
Income tax (benefit) expense	(2,276)	3,384
Net (loss) income	(7,970)	11,428
Net (income) attributable to non-controlling interests	(119)	(1,365)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	919	(1,163)
Net (loss) income attributable to OneWater Marine Inc.	$(7,170)	$8,900

Net (loss) earnings per share of Class A common stock – basic	$(0.49)	$0.62
Net (loss) earnings per share of Class A common stock – diluted	$(0.49)	$0.61

Basic weighted-average shares of Class A common stock outstanding	14,540	14,297
Diluted weighted-average shares of Class A common stock outstanding	14,540	14,587

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Net (loss) income	$(7,970)	$11,428
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9)	11
Comprehensive (loss) income	(7,979)	11,439
Net (income) attributable to non-controlling interests	(119)	(1,365)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	919	(1,163)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	1	(1)
Comprehensive (loss) income attributable to OneWater Marine Inc.	$(7,178)	$8,910

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2023	14,420	$144	1,430	$14	$193,018	$165,432	$55,469	$1	$414,078
Net loss	—	—	—	—	—	(7,170)	(800)	—	(7,970)
Distributions to members	—	—	—	—	—	—	(3,789)	—	(3,789)
Purchase of non-controlling interest	—	—	—	—	716	—	(19,556)	—	(18,840)
Shares issued upon vesting of equity-based awards, net of tax withholding	124	1	—	—	(1,553)	—	—	—	(1,552)
Equity-based compensation	—	—	—	—	2,392	—	—	—	2,392
Currency translation adjustment	—	—	—	—	—	—	(1)	(8)	(9)
Balance at December 31, 2023	14,544	$145	1,430	$14	$194,573	$158,262	$31,323	$(7)	$384,310

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2022	14,212	$142	1,430	$14	$180,296	$204,880	$59,552	$(7)	$444,877
Net income	—	—	—	—	—	8,900	2,528	—	11,428
Distributions to members	—	—	—	—	—	(10)	(309)	—	(319)
Shares issued upon vesting of equity-based awards, net of tax withholding	86	1	—	—	(755)	—	—	—	(754)
Equity-based compensation	—	—	—	—	2,572	—	—	—	2,572
Currency translation adjustment	—	—	—	—	—	—	1	10	11
Balance at December 31, 2022	14,298	$143	1,430	$14	$182,113	$213,770	$61,772	$3	$457,815

ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the Three Months Ended December 31	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,970)	$11,428
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,905	6,182
Equity-based awards	2,392	2,572
Loss (gain) on asset disposals	(34)	171
Non-cash interest expense	484	2,217
Deferred income tax provision	1,828	1,185
Change in fair value of contingent consideration	572	(1,409)
Loss on equity investment	112	260
(Increase) decrease in assets:
Accounts receivable	20,240	(5,466)
Inventories	(97,223)	(147,832)
Prepaid expenses and other current assets	(12,388)	13,648
Other assets	(1,869)	(729)
Increase (decrease) in liabilities:
Accounts payable	(8,216)	(1,464)
Other payables and accrued expenses	(12,196)	(12,437)
Customer deposits	(671)	(6,376)
Net cash used in operating activities	(110,034)	(138,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(4,924)	(6,416)
Proceeds from disposal of property and equipment	59	47
Cash used for additions to intangible assets	(428)	-
Cash used in acquisitions, net of cash acquired	-	(28,611)
Proceeds from disposal of a business	45,100	-
Net cash provided by (used in) investing activities	39,807	(34,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	73,791	156,032
Proceeds from long-term debt	20,000	20,000
Payments on long-term debt	(38,457)	(379)
Payments of debt issuance costs	(74)	-
Payments of contingent consideration	-	(4,300)
Payments of tax withholdings for equity-based awards	(1,552)	(754)
Distributions to members	(3,789)	(319)
Purchase of non-controlling interest	(18,840)	-
Net cash provided by financing activities	31,079	170,280

Effects of exchange rate changes on cash and restricted cash	(9)	11

Net change in cash	(39,157)	(2,739)
Cash and restricted cash at beginning of period	93,310	60,947
Cash and restricted cash at end of period	$54,153	$58,208

Supplemental cash flow disclosures:
Cash paid for interest	$16,480	$10,146
Cash paid for income taxes	455	2,897

Noncash items:
Acquisition purchase price funded by contingent consideration	-	2,550
Purchase of property and equipment funded by long-term debt	82	792
Right-of-use assets obtained in exchange for new operating lease liabilities	1,931	6,314
Acquisition purchase price funded by affiliate financing	-	10,600
Settlement of affiliate financing with proceeds from sale and leaseback	-	10,600

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of December 31, 2023, the Company operates a total of 98 retail locations, 10 distribution centers/warehouses and multiple online marketplaces in 18 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 48.9% and 42.9% of total sales for the three months ended December 31, 2023 and 2022, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.6% and 13.0% of consolidated revenue for the three months ended December 31, 2023 and 2022, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which will reduce net income (loss) attributable to OneWater Inc’s Class A stockholders. As of December 31, 2023, OneWater Inc owned 91.0% of the economic interest of OneWater LLC.
Commencing December 31, 2021, the Company owned 80% of the economic interest of Quality Assets and Operations, LLC, over which the Company exercised control and the minority interest in this subsidiary was recorded accordingly. On October 31, 2023, the Company acquired the remaining 20% of the economic interest and, as a result, as of December 31, 2023 now owns 100% of the economic interest in Quality Assets and Operations, LLC. See Note 4 for additional information regarding the acquisition.
Basis of Financial Statement Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, which do not include all the information and notes required by such accounting principles for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with OneWater Inc’s Annual Report on Form 10-K for the year ended September 30, 2023. All adjustments, consisting of only normal recurring adjustments considered by management to be necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

All intercompany transactions have been eliminated in consolidation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the fiscal year ending on September 30.
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2023 and September 30, 2023, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.
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
Goodwill and Other Identifiable Intangible Assets
Goodwill and indefinite-lived intangible assets are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, ‘‘Intangibles - Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accordance with ASC 350, Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. ASC 350 also states for annual impairment tests that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary. The Company performs its annual test in the fiscal fourth quarter.
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

Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $3.3 million and $4.4 million as of December 31, 2023 and September 30, 2023.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three months ended December 31, 2023 and 2022.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three months ended December 31, 2023 is as follows:

($ in thousands)	Three Months Ended December 31, 2023
Beginning contract liability	$51,649
Revenue recognized from contract liabilities included in the beginning balance	(31,378)
Increases due to cash received, net of amounts recognized in revenue during the period	30,706
Ending contract liability	$50,977
The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Goods and services transferred at a point in time	92.7%	92.8%
Goods and services transferred over time	7.3%	7.2%
Total Revenue	100.0%	100.0%
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
Segment Information
We report our operations through two reportable segments: Dealerships and Distribution. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. The Distribution segment engages in the manufacturing, assembly and distribution primarily of marine related products to distributors, big box retailers and online retailers through a network of warehouse and distribution centers. Each reporting segment has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Chief Executive Officer as its CODM.
3.    New Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods. The Company adopted the pronouncement in fiscal first quarter 2024. The adoption of the guidance did not have a material impact on the Company's financial statements.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which is intended to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in fiscal year 2025.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to improve the transparency, effectiveness and comparability of income tax disclosures by requiring greater disaggregation of information and additional disclosures. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in fiscal year 2026.
Other than as noted above, there are no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.
4.    Acquisitions
On October 31, 2023, the Company exercised its right to acquire the remaining 20% economic interest in Quality Assets and Operations, LLC for consideration totaling $18.8 million. Subsequent to the acquisition, the Company now owns 100% of the economic interest in Quality Assets and Operations, LLC.

5.    Accounts Receivable
Accounts receivable primarily consists of trade accounts receivable, contracts in transit and manufacturer receivables. Trade receivables include amounts due from customers on the sale of boats, parts, service, and storage. Contracts in transit represent anticipated funding from the loan agreement customers execute at the dealership when they purchase their new or pre-owned boat. These finance contracts are typically funded within 30 days. Amounts due from manufacturers represent receivables for various manufacturer incentive programs and parts and service work performed pursuant to the manufacturers’ warranties. Accounts receivable as of September 30, 2023 also consisted of a receivable resulting from the fiscal year 2023 disposition of Roscioli Yachting Center. The proceeds on disposal were received during the three months ended December 31, 2023.
The allowance for credit losses is estimated based on past collection experience, current conditions and reasonable and supportable forecasts. The activity for charges and subsequent recoveries is immaterial.
Accounts receivable consisted of the following:

($ in thousands)	December 31, 2023	September 30, 2023
Trade accounts receivable	$24,888	$32,065
Contracts in transit	14,865	25,425
Manufacturer receivable	8,766	11,288
Receivable for proceeds on the disposition of a business	—	45,100
Total accounts receivable	48,519	113,878
Less – allowance for credit losses	(634)	(703)
Total accounts receivable, net	$47,885	$113,175
6.    Inventories
Inventories consisted of the following at:

($ in thousands)	December 31, 2023	September 30, 2023
New vessels	$557,754	$471,147
Pre-owned vessels	74,144	61,627
Work in process, parts and accessories	74,907	76,842
Total inventories, net	$706,805	$609,616
7.    Goodwill and Intangible Assets
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

	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2023	336,602	149,921	4,419	52,114	2,387	3,483	212,324
Acquisitions during the three months ended December 31, 2023	—	—	—	—	—	428	428
Accumulated amortization for the three months ended December 31, 2023	—	—	(51)	(1,137)	(159)	(232)	(1,579)
Net balance as of December 31, 2023	$336,602	$149,921	$4,368	$50,977	$2,228	$3,679	$211,173
Amortization expense was $1.6 million and $3.3 million for the three months ended December 31, 2023 and 2022, respectively, and is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. For internally developed software acquisitions during the three months ended December 31, 2023, the weighted average useful life is 3.8 years.

The following table summarizes the expected amortization expense for fiscal years 2024 through 2028 and thereafter ($ in thousands):

2024 (excluding the three months ended December 31, 2023)	$6,207
2025	8,276
2026	8,276
2027	8,033
2028	6,638
Thereafter	23,822
$61,252
As of December 31, 2023 and September 30, 2023, the carrying value of goodwill totaled approximately $336.6 million, of which $295.3 million was related to our Dealerships reporting segment and $41.3 million was related to our Distribution reporting segment.
8.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On November 14, 2023, the Company and certain of its subsidiaries entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, the “Inventory Financing Facility”) with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available under the Inventory Financing Facility to $650.0 million and extend the term. The Inventory Financing Facility expires on March 1, 2026. The outstanding balance of the facility was $562.8 million and $489.0 million, as of December 31, 2023 and September 30, 2023, respectively.
Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of December 31, 2023 the interest rate on the Inventory Financing Facility ranged from 8.21% to 10.46% for new inventory and 8.46% to 10.71% for pre-owned inventory. As of September 30, 2023 the interest rate on the Inventory Financing Facility ranged from 8.18% to 10.43% for new inventory and 8.43% to 10.68% for pre-owned inventory. Borrowing capacity available at December 31, 2023 and September 30, 2023 was $87.2 million and $61.0 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at December 31, 2023.
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
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at December 31, 2023.

Long-term debt consisted of the following at:

($ in thousands)	December 31, 2023	September 30, 2023
Term note payable to Truist Bank, secured and bearing interest at 7.66% at December 31, 2023 and 7.53% at September 30, 2023. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on August 9, 2027	$397,750	$428,313
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 8.33% at December 31, 2023 and 7.50% at September 30, 2023. The note requires full repayment on August 9, 2027	44,500	30,000
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $3,100 through September 2028	3,388	3,645
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024	1,126	1,126
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2023	—	2,056
Total debt outstanding	446,764	465,140
Less current portion (net of debt issuance costs)	(6,125)	(29,324)
Less unamortized portion of debt issuance costs	(6,957)	(7,377)
Long-term debt, net of current portion and unamortized debt issuance costs	$433,682	$428,439
10.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,597,426. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
During the three months ended December 31, 2023, the Board approved the grant of 141,924 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2024. As of December 31, 2023, the Company estimated achievement of the performance targets at 100%.
During the three months ended December 31, 2023, the Board approved the grant of 204,557 time-based restricted stock units. Of this amount, 34,160 restricted stock units fully vest on October 1, 2024 and the remaining 170,397 restricted stock units vest in three equal annual installments commencing on October 1, 2024.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.3 million of compensation expense for each of the three months ended December 31, 2023 and 2022, which includes $0.9 million and $1.1 million of compensation expense for the three months ended December 31, 2023 and 2022, respectively, for performance-based units.

The following table further summarizes activity related to restricted stock units for the three months ended December 31, 2023:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2023	524,785	$28.86
Awarded	346,481	25.62
Vested	(191,624)	26.86
Forfeited	—	—
Unvested at December 31, 2023	679,642	$27.77
As of December 31, 2023, the total unrecognized compensation expense related to outstanding equity awards was $9.9 million, which the Company expects to recognize over a weighted-average period of 1.4 years.
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
The following table sets forth the calculation of net (loss) earnings per share for the three months ended December 31, 2023 and 2022 (in thousands, except per share data):

Net (loss) earnings per share:	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Numerator:
Net (loss) income attributable to OneWater Inc	$(7,170)	$8,900

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net (loss) income per share	14,540	14,297
Effect of dilutive securities:
Restricted stock units	-	284
Employee stock purchase plan	-	6
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net (loss) earnings per share	14,540	14,587

Net (loss) earnings per share of Class A common stock – basic	$(0.49)	$0.62
Net (loss) earnings per share of Class A common stock – diluted	$(0.49)	$0.61
On March 30, 2022, the Board approved a share repurchase program up to $50 million. No shares of Class A common stock were repurchased by the Company during the three months ended December 31, 2023. As of December 31, 2023 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of December 31, 2023, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net (loss) earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Class B common stock	1,430	1,430
Restricted Stock Units	495	377
Employee Stock Purchase Plan	26	-
	1,951	1,807
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
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 512,959 shares of the Company’s Class A common stock may be issued under the ESPP as of December 31, 2023, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.1 million and $0.2 million during the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and September 30, 2023, the Company had current liabilities of $0.7 million and $0.4 million, respectively, for future purchases of shares under the ESPP. No purchases were made under the ESPP during the three months ended December 31, 2023 and 2022.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the weighted-average assumptions used for the period ended December 31, 2023 and 2022:

	2023	2022
Dividend yield	0.0%	0.0%
Risk-free interest rate	5.5%	2.5%
Volatility	37.6%	57.4%
Expected life	Six months	Six months
Distributions
During the three months ended December 31, 2023 and 2022, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.
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
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property and equipment and other intangibles, those used in the reporting unit valuation in the annual goodwill impairment evaluation and contingent consideration.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2023 and September 30, 2023

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$214	$-	$-	$214
Liabilities:
Contingent Consideration	-	-	20,565	20,565

	September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$326	$-	$-	$326
Liabilities:
Contingent Consideration	-	-	21,181	21,181
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2023.
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in other expense (income), net, in the unaudited condensed consolidated statements of operations. The fair value of equity investments is measured using quoted prices in its active markets. The investment in equity securities balance is recorded in other long-term assets in the unaudited condensed consolidated balance sheets and consists entirely of our investment in Forza X1, Inc.
The portion of unrealized losses recognized related to equity securities still held as of December 31, 2023 and 2022 consists of the following:

($ in thousands)	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Net loss recognized during the period on equity securities	$112	$260
Less net loss recognized during the period on equity securities sold during the period	-	-
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$112	$260

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
The following table sets forth the changes in fair value of our contingent consideration for the three months ended December 31, 2023:

($ in thousands)	Three Months Ended December 31, 2023
Balance as of September 30, 2023	$21,181
Additions from acquisitions	—
Settlement of contingent consideration	(1,188)
Change in fair value, including accretion	572
Balance as of December 31, 2023	$20,565
We determine the carrying value of our cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable with Truist Bank, seller notes payable and company vehicle notes payable approximate their fair values because of the nature of their terms and current market rates of these instruments.
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
Our effective tax rates of 22.2% and 22.8% for the three months ending December 31, 2023 and 2022, respectively, differ from statutory rates primarily due to (loss) earnings allocated to non-controlling interests.
The Company has federal net operating loss carryforwards from underlying corporate entities of approximately $6 million resulting in a deferred tax asset of $1.6 million as of September 30, 2023. The U.S. federal net operating loss carryforwards have no expiration but can only be used to offset up to 80% of future taxable income annually. The Company projects to fully utilize the net operating losses during the current fiscal year.
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
As of December 31, 2023 and September 30, 2023, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020. In November 2022, the Company received notification that the IRS intends to commence an audit of the federal income tax return of OneWater LLC’s partnership for the tax year ended December 31, 2020. The audit is ongoing and the outcome and timing of settlements of asserted income tax liabilities, if any, are uncertain.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of December 31, 2023 and September 30, 2023, our liability under the Tax Receivable Agreement was $43.1 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).

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
15.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $49.8 million and $21.3 million for the three months ended December 31, 2023 and 2022, respectively.

In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.7 million and $0.5 million for the three months ended December 31, 2023 and 2022, respectively.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $1.1 million and $1.2 million for the three months ended December 31, 2023 and 2022, respectively.
In connection with transactions noted above, the Company owed $0.5 million and $4.7 million as recorded within accounts payable as of December 31, 2023 and September 30, 2023, respectively. Additionally, the Company had less than $0.1 million recorded within accounts receivable as of December 31, 2023. No amounts were recorded within accounts receivable as of September 30, 2023.
16.    Segment Information
As of December 31, 2023, we had two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.
Reportable segment financial information as of and for the three months ended December 31, 2023 and 2022 are as follows:

	As of and for the Three Months Ended December 31, 2023
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$331,607	$32,466	$(60)	$364,013
Income (loss) from operations	6,943	(465)	(7)	6,471

Depreciation and amortization	2,902	2,003	—	4,905
Transaction costs	440	139	—	579
Change in fair value of contingent consideration	572	—	—	572

Total assets	1,445,553	247,553	(33)	1,693,073

	As of and for the Three Months Ended December 31, 2022
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$326,773	$39,886	$—	$366,659
Income (loss) from operations	29,853	(3,317)	—	26,536

Depreciation and amortization	2,375	3,807	—	6,182
Transaction costs	1,182	148	—	1,330
Change in fair value of contingent consideration	(1,543)	134	—	(1,409)

Total assets	1,283,821	388,272	—	1,672,093

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 14, 2023, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 98 dealerships, 10 distribution centers/warehouses and multiple online marketplaces as of December 31, 2023. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem significantly expanded our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
We report our operations through two reportable segments: Dealerships and Distribution.
As of December 31, 2023, the Dealerships segment includes operations of 98 dealerships in 18 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 91% of revenues for the three months ended December 31, 2023. The Dealerships segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2023, we sold over 10,000 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of December 31, 2023, the Distribution segment includes the activity of three of our fully-owned businesses, PartsVu, Ocean Bio-Chem and T-H Marine and its subsidiaries, which together operate 10 distribution centers/warehouses in Alabama, Florida, Oklahoma, Indiana and Tennessee and represents approximately 9% of revenues for the three months ended December 31, 2023. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 80 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 33 acquisitions. Our current portfolio as of December 31, 2023 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

The boat dealership market is highly fragmented and is comprised of approximately 4,000 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however, we do have other large competitors including MarineMax and Bass Pro Shops. We believe we are one of the largest and fastest growing marine retailers in the United States. Despite our size, we comprise less than 3% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts and other sales. The acquisitions of T-H Marine and Ocean Bio-Chem have significantly expanded our sales of marine parts & accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high margin service, parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.
Impact of COVID-19
The COVID-19 pandemic and its related effects positively impacted our sales as more customers desired to engage in outdoor recreational activities in a socially distanced manner. However, the COVID-19 pandemic also caused significant supply chain challenges as suppliers were faced with business closures and shipping delays. This led to an industry wide inventory shortage of boats, engines and certain marine parts. As of December 31, 2023, we have seen considerable improvements in the supply chain and believe we are returning to the more traditional seasonal cycles of our business. The ultimate impact of a resurgence of COVID-19 or another global pandemic and its related effects remains uncertain and depends on various factors including consumer demand, our ability to safely operate locations and the existence and extent of a prolonged economic downturn.
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
We have an extensive acquisition track record within the retail marine industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves the acquired dealer's customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. Our strategy is to acquire dealerships at attractive EBITDA multiples and then grow same-store sales while benefiting from cost-reducing synergies. Historically, we have typically acquired dealerships for less than 4.0x EBITDA on a trailing twelve-month basis and believe that we will be able to continue to make attractive acquisitions within this range. With the expansion of our Distribution segment, we look to acquire parts and accessories manufacturing and distribution companies within a range of 5.0x – 10.0x EBITDA on a trailing twelve-month basis, depending on the size of the business.
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
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the fiscal year ended September 30, 2023.
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 19.1% and 21.4% to revenue in the three months ended December 31, 2023 and 2022, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 38.1% and 34.0% to gross profit in the three months ended December 31, 2023 and 2022, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through PartsVu, T-H Marine and Ocean Bio-Chem) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A portion of our cost structure is variable (such as sales commissions and incentive compensation), or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long term. We typically evaluate our variable expenses, selling expenses and all other selling, general and administrative expenses in the aggregate as a percentage of total revenue.

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
The comparability of our results of operations between the periods discussed below is naturally affected by the acquisitions and dispositions we have completed during such periods. We are also continuously evaluating and pursuing acquisitions on an ongoing basis, and such acquisitions, if completed, will continue to impact the comparability of our financial results. While we expect continued growth and strategic acquisitions in the future, our acquisitions may have materially different characteristics than our historical results, and such differences in economics may impact the comparability of our future results of operations to our historical results. Additionally, while we do not expect significant dispositions in the future, any such dispositions may impact the comparability of our future results of operations to our historical results.
Fiscal 2024 Year-to-date Acquisitions
•Effective October 31, 2023, we exercised our right to acquire the remaining 20% economic interest in Quality Assets and Operations, LLC. Subsequent to the acquisition, the Company now owns 100% of the economic interest in Quality Assets and Operations, LLC.
Fiscal Year 2023 Acquisitions
•Effective October 1, 2022, we acquired Taylor Marine Centers, a full service marine retailer with locations in Maryland and Delaware
•Effective December 1, 2022, we acquired Harbor View Marine, a full service marine retailer with locations in Florida and Alabama
•Effective September 1, 2023, we acquired Harbor Pointe Marina, a full service marine retailer with one location in Alabama
We refer to the fiscal year 2023 acquisitions described above collectively as the “2023 Acquisitions.” The acquisition of Taylor Marine Centers is fully reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2022. The acquisition of Harbor View Marine is partially reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2022. The acquisition of Harbor Pointe Marina is not reflected in our unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2022.
Dispositions
Fiscal Year 2024 Year-to-date Dispositions
•There were no dispositions during the three months ended December 31, 2023.
Fiscal Year 2023 Dispositions
•Effective September 30, 2023, we sold Roscioli Yachting Center, a full-service marine and yachting facility located in Florida, including the related real estate and in-water slips. A portion of the sold property was leased back by the Company.
•Effective September 30, 2023 we sold Lookout Marine, a full-service marine retailer based in Kentucky with two locations.
We refer to the fiscal year 2023 dispositions described above collectively as the “2023 Dispositions.” The 2023 Dispositions are fully reflected in our consolidated financial statements for the three months ended December 31, 2022.

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
Results of Operations
Three Months Ended December 31, 2023, Compared to Three Months Ended December 31, 2022

	For the Three Months Ended December 31, 2023		For the Three Months Ended December 31, 2022		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$241,084	66.2%	$232,405	63.4%	$8,679	3.7%
Pre-owned boat	53,283	14.6%	55,778	15.2%	(2,495)	-4.5%
Finance & insurance income	7,360	2.0%	8,934	2.4%	(1,574)	-17.6%
Service, parts & other	62,286	17.1%	69,542	19.0%	(7,256)	-10.4%
Total revenues	364,013	100.0%	366,659	100.0%	(2,646)	-0.7%

Gross Profit
New boat	44,681	12.3%	57,147	15.6%	(12,466)	-21.8%
Pre-owned boat	11,937	3.3%	15,474	4.2%	(3,537)	-22.9%
Finance & insurance	7,360	2.0%	8,934	2.4%	(1,574)	-17.6%
Service, parts & other	27,465	7.5%	28,433	7.8%	(968)	-3.4%
Total gross profit	91,443	25.1%	109,988	30.0%	(18,545)	-16.9%

Selling, general and administrative expenses	79,599	21.9%	77,838	21.2%	1,761	2.3%
Depreciation and amortization	4,222	1.2%	5,693	1.6%	(1,471)	-25.8%
Transaction costs	579	0.2%	1,330	0.4%	(751)	-56.5%
Change in fair value of contingent consideration	572	0.2%	(1,409)	-0.4%	1,981	-140.6%

Income from operations	6,471	1.8%	26,536	7.2%	(20,065)	-75.6%

Interest expense – floor plan	7,812	2.1%	4,779	1.3%	3,033	63.5%
Interest expense – other	9,152	2.5%	7,584	2.1%	1,568	20.7%
Other (income) expense, net	(247)	-0.1%	(639)	-0.2%	392	-61.3%
Net (loss) income before income tax (benefit) expense	(10,246)	-2.8%	14,812	4.0%	(25,058)	-169.2%
Income tax (benefit) expense	(2,276)	-0.6%	3,384	0.9%	(5,660)	-167.3%
Net (loss) income	(7,970)	-2.2%	11,428	3.1%	(19,398)	-169.7%
Net (income) attributable to non-controlling interests	(119)		(1,365)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	919		(1,163)
Net (loss) income attributable to OneWater Marine Inc.	$(7,170)		$8,900
Revenue
Overall, revenue decreased by $2.6 million, or 0.7%, to $364.0 million for the three months ended December 31, 2023 from $366.7 million for the three months ended December 31, 2022. Revenue decreased primarily due to the sale of Roscioli Yachting Center and Lookout Marine in September 2023. Additionally, the decrease was related to the continued normalization of seasonality following the COVID-19 pandemic, partially offset by acquisitions completed last year. Overall the revenue decline was attributable to a $7.3 million decrease in service, parts & other sales and a $2.5 million decrease in pre-owned boat sales, partially offset by a $8.7 million increase in new boat sales for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

New Boat Sales
New boat sales increased by $8.7 million, or 3.7%, to $241.1 million for the three months ended December 31, 2023 from $232.4 million for the three months ended December 31, 2022. The increase was primarily attributable to the increase in average sales price resulting from an increase in large boat sales.
Pre-owned Boat Sales
Pre-owned boat sales decreased by $2.5 million, or 4.5%, to $53.3 million for the three months ended December 31, 2023 from $55.8 million for the three months ended December 31, 2022. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The decrease in pre-owned boat sales was primarily attributable to the decrease in brokerage and consignment sales, partially offset by the increase in pre-owned sales from trade-ins.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $1.6 million, or 17.6%, to $7.4 million for the three months ended December 31, 2023 from $8.9 million for the three months ended December 31, 2022. The decrease was primarily due to declining income earned on loans placed given the current high interest-rate environment. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $7.3 million, or 10.4%, to $62.3 million for the three months ended December 31, 2023 from $69.5 million for the three months ended December 31, 2022. The decrease in service, parts & other sales is primarily due to a reduction in parts and accessories sold to original equipment manufacturers as boat manufacturers return to pre-pandemic activity levels. Additionally, our 2023 Dispositions, specifically Roscioli Yachting Center, contributed significantly to the decline. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $32.5 million and $39.9 million for the three months ended December 31, 2023 and 2022, respectively.
Gross Profit
Overall, gross profit decreased by $18.5 million, or 16.9%, to $91.4 million for the three months ended December 31, 2023 from $110.0 million for the three months ended December 31, 2022. This decrease was primarily due to industry normalization of margins following the COVID-19 pandemic. Overall gross margins decreased 490 basis points to 25.1% for the three months ended December 31, 2023 from 30.0% for the three months ended December 31, 2022 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $12.5 million, or 21.8%, to $44.7 million for the three months ended December 31, 2023 from $57.1 million for the three months ended December 31, 2022. This decrease was primarily due to the decrease in new boat gross profit margin. New boat gross profit margin was 18.5% for the three months ended December 31, 2023 as compared to 24.6% in the three months ended December 31, 2022. The decrease in new boat gross profit and gross profit margin is due primarily to the seasonal mix shift to larger boats and yachts that traditionally carry lower gross margins and the continued normalization of new boat pricing we experienced in the third and fourth quarter of our Fiscal Year 2023.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $3.5 million, or 22.9%, to $11.9 million for the three months ended December 31, 2023 from $15.5 million for the three months ended December 31, 2022. The decrease in pre-owned boat gross profit was primarily driven by a decrease in brokerage and consignment sales, as well as the decrease in pre-owned boat gross profit margin as a result of continued normalization of pre-owned boat pricing following the COVID-19 pandemic. Pre-owned boat gross profit margin was 22.4% and 27.7% for the three months ended December 31, 2023 and 2022, respectively.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $1.6 million, or 17.6% to $7.4 million for the three months ended December 31, 2023 from $8.9 million for the three months ended December 31, 2022. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.

Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $1.0 million, or 3.4%, to $27.5 million for the three months ended December 31, 2023 from $28.4 million for the three months ended December 31, 2022. The decrease in gross profit was primarily the result of our 2023 Dispositions, specifically Roscioli Yachting Center, partially offset by the increase in service, parts & other gross profit margin. The increase in gross profit margin was due to a shift in mix towards service which has a higher margin percentage than parts. Service, parts & other gross profit margin was 44.1% and 40.9% for the three months ended December 31, 2023 and 2022, respectively.
Selling, General & Administrative Expenses
Selling, general & administrative expenses increased by $1.8 million, or 2.3%, to $79.6 million for the three months ended December 31, 2023 from $77.8 million for the three months ended December 31, 2022. This increase was primarily due to expenses incurred to support maintaining revenues, including increased boat show related expenses, partially offset by decreased personnel expenses including lower employee commissions. Selling, general & administrative expenses as a percentage of revenue increased to 21.9% from 21.2% for the three months ended December 31, 2023 and 2022, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.5 million, or 25.8%, to $4.2 million for the three months ended December 31, 2023 compared to $5.7 million for the three months ended December 31, 2022. The decrease in depreciation and amortization expense for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was primarily attributable to a reduction in intangible assets due to the prior year impairment charge as well as a reduction in property and equipment following the 2023 Dispositions.
Transaction Costs
The decrease in transaction costs of $0.8 million, or 56.5%, to $0.6 million for the three months ended December 31, 2023 compared to $1.3 million for the three months ended December 31, 2022 was primarily attributable to a reduction in acquisition activity during the first quarter of the current year compared to the previous year.
Change in Fair Value of Contingent Consideration
During the three months ended December 31, 2023, we recognized a loss of $0.6 million related to updated forecasts and accretion of contingent consideration liabilities related to acquisitions completed in fiscal years 2021, 2022 and 2023.
Income from Operations
Income from operations decreased $20.1 million, or 75.6%, to $6.5 million for the three months ended December 31, 2023 compared to $26.5 million for the three months ended December 31, 2022. The decrease was primarily attributable to the $18.5 million decrease in gross profit for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, in addition to a $1.8 million increase in selling, general and administrative expenses during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan increased $3.0 million, or 63.5%, to $7.8 million for the three months ended December 31, 2023 compared to $4.8 million for the three months ended December 31, 2022. Floor plan related interest expense increased primarily due to an increase in the average inventory for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, as well as an increase in interest rates.
Interest Expense – Other
Interest expense – other increased by $1.6 million, or 20.7%, to $9.2 million for the three months ended December 31, 2023 compared to $7.6 million for the three months ended December 31, 2022. The increase in interest expense – other was primarily related to higher interest rates.
Other (Income) Expense, Net
Other (income) expense, net decreased by $0.4 million, or 61.3%, to $0.2 million of income for the three months ended December 31, 2023 compared to $0.6 million of income for the three months ended December 31, 2022. The decrease was primarily related to the change in foreign currency gains recognized during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, as a result of changing exchange rates.

Income Tax (Benefit) Expense
Income tax (benefit) expense changed by $5.7 million, or 167.3%, to a $2.3 million income tax benefit for the three months ended December 31, 2023 compared to $3.4 million of income tax expense for the three months ended December 31, 2022. The change was primarily attributable to the 169.2% decrease in income before income tax expense for the three months ended December 31, 2023 as compared to December 31, 2022.
Net (loss) income
Net (loss) income decreased by $19.4 million to a $8.0 million loss for the three months ended December 31, 2023 compared to $11.4 million income for the three months ended December 31, 2022. The decrease was primarily attributable to the $20.1 million decrease in income from operations, the $1.6 million increase in interest expense – other and the $3.0 million increase in interest expense – floor plan, partially offset by the $5.7 million change in income tax (benefit) expense for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
Comparison of Non-GAAP Financial Measure
Adjusted EBITDA
We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax (benefit) expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, gain (loss) on extinguishment of debt, loss on impairment, stock-based compensation and transaction costs.
Our Board, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the change in the fair value of contingent consideration, gain (loss) on extinguishment of debt, income tax (benefit) expense, loss on impairment, stock-based compensation and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented.
Three Months Ended December 31, 2023, Compared to Three Months Ended December 31, 2022

	Three Months Ended December 31,
($ in thousands)	2023	2022
Net (loss) income	$(7,970)	$11,428
Interest expense – other	9,152	7,584
Income tax (benefit) expense	(2,276)	3,384
Depreciation and amortization	4,906	6,182
Stock-based compensation	2,392	2,573
Change in fair value of contingent consideration	572	(1,409)
Transaction costs	579	1,330
Other (income) expense, net	(247)	(639)
Adjusted EBITDA	$7,108	$30,433
Adjusted EBITDA was $7.1 million for the three months ended December 31, 2023 compared to $30.4 million for the three months ended December 31, 2022. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit and the increase in interest expense - floor plan for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share
We view Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share as important indicators of performance. We define Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. as Net Income (Loss) Attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, loss on impairment and other expense (income), all of which are then adjusted for an allocation to the non-controlling interest of OneWater Marine Holdings, LLC. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted (Loss) Earnings Per Share which presents all of the adjustments to net income attributable to OneWater Marine Inc. noted above on a per share basis.
Our Board, management team and lenders use Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of unusual or one time charges and other items (such as the change in fair value of contingent consideration, intangible amortization, loss on impairment and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) attributable to OneWater Marine Inc. is the GAAP measure most directly comparable to Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Net (loss) earnings per share of Class A common stock - diluted is the GAAP measure most directly comparable to Adjusted Diluted (Loss) Earnings Per Share. Our non-GAAP financial measures should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share in the future, and any such modification may be material. Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share have important limitations as analytical tools and you should not consider Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. or Adjusted Diluted (Loss) Earnings Per Share in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. to our net (loss) income attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share to our net (loss) earnings per share of Class A common stock - diluted, which are the most directly comparable GAAP measures for the periods presented.
Three Months Ended December 31, 2023, Compared to Three Months Ended December 31, 2022.

	Three Months Ended December 31,
Description	2023	2022	Change
	($ in thousands)
Net (loss) income attributable to OneWater Marine Inc.	$(7,170)	$8,900	$(16,070)
Transaction costs	579	1,330	(751)
Intangible amortization	1,579	3,292	(1,713)
Change in fair value of contingent consideration	572	(1,409)	1,981
Other expense (income), net	(247)	(639)	392
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(223)	(234)	11
Adjustments to income tax (benefit) expense (2)	(520)	(538)	18
Adjusted net (loss) income attributable to OneWater Marine Inc.	(5,430)	10,702	(16,132)

Net (loss) earnings per share of Class A common stock - diluted	$(0.49)	$0.61	$(1.10)
Transaction costs	0.04	0.09	(0.05)
Intangible amortization	0.11	0.23	(0.12)
Change in fair value of contingent consideration	0.04	(0.10)	0.14
Other expense (income), net	(0.02)	(0.04)	0.02
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.02)	(0.02)	—
Adjustments to income tax (benefit) expense (2)	(0.04)	(0.04)	—
Adjusted (loss) earnings per share of Class A common stock - diluted	$(0.38)	$0.73	$(1.11)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an estimated effective tax rate.
Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share were $5.4 million and $0.38, respectively, for the three months ended December 31, 2023 compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share of $10.7 million and $0.73, respectively, for the three months ended December 31, 2022. The decrease in Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit, the increase in selling, general and administrative expenses and the increases in interest expense - floor plan and interest expense - other, all partially offset by the decrease in income tax expense for the three months ended December 31, 2023, each as compared to the three months ended December 31, 2022. The decrease in Adjusted Diluted (Loss) Earnings Per Share resulted from the decrease in Adjusted Net (Loss) Income Attributable to OneWater Marine Inc.
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

Liquidity and Capital Resources
Overview
OneWater Inc. is a holding company with no operations and is the sole managing member of OneWater LLC. OneWater Inc.’s principal asset consists of common units of OneWater LLC. Our earnings and cash flows and ability to meet our obligations under the A&R Credit Facility (as defined below), and any other debt obligations will depend on the cash flows resulting from the operations of our operating subsidiaries, and the payment of distributions by such subsidiaries. Our A&R Credit Facility and Inventory Financing Facility (described below) (together, the “Credit Facilities”) contain certain restrictions on distributions or transfers from our operating subsidiaries to their members or unitholders, as applicable, as described in the summaries below under “—Debt Agreements—A&R Credit Facility” and “—Inventory Financing Facility.” Accordingly, the operating results of our subsidiaries may not be sufficient for them to make distributions to us. As a result, our ability to make payments under the A&R Credit Facility and any other debt obligations or to declare dividends could be limited.
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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of December 31, 2023, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements, except for purchase commitments under supply agreements entered into in the normal course of business.
Cash Flows
Analysis of Cash Flow Changes Between the Three Months Ended December 31, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended December 31,
($ in thousands)	2023	2022	Change
Net cash used in operating activities	$(110,034)	$(138,050)	$28,016
Net cash provided by (used in) investing activities	39,807	(34,980)	74,787
Net cash provided by financing activities	31,079	170,280	(139,201)
Effect of exchange rate changes on cash and restricted cash	(9)	11	(20)
Net change in cash	$(39,157)	$(2,739)	$(36,418)
Operating Activities. Net cash used in operating activities was $110.0 million for the three months ended December 31, 2023 compared to net cash used in operating activities of $138.1 million for the three months ended December 31, 2022. The $28.0 million decrease in cash used in operating activities was primarily attributable to a $50.6 million decrease in the change in inventory and a $25.7 million decrease in the change in accounts receivable, offset by a $19.4 million decrease in net income, and a $26.0 million increase in the change in prepaid expenses and other current assets for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022.
Investing Activities. Net cash provided by investing activities was $39.8 million for the three months ended December 31, 2023 compared to net cash used in investing activities of $35.0 million for the three months ended December 31, 2022. The $74.8 million increase in cash provided by investing activities was primarily attributable to a $45.1 million increase in proceeds from disposal of a business related to the disposal of Roscioli Yachting Center and a $28.6 million decrease in cash used in acquisitions for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022.
Financing Activities. Net cash provided by financing activities was $31.1 million for the three months ended December 31, 2023 compared to net cash provided by financing activities of $170.3 million for the three months ended December 31, 2022. The $139.2 million decrease in financing cash flow was primarily attributable to a $82.2 million decrease in net borrowings on our Inventory Financing Facility, a $38.1 million increase in payments on long-term debt and a $18.8 million payment to purchase the non-controlling interest of

Quality Assets and Operations, LLC for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022.
Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company did not make share repurchases during the three months ended December 31, 2023. The Company has $48.1 million remaining under the share repurchase program.
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
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants as of December 31, 2023.
Inventory Financing Facility
On November 14, 2023, the Company entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, restated, supplemented or otherwise modified, the “Inventory Financing Facility”) to, among other things, increase the maximum borrowing amount available to $650.0 million. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers. The Inventory Financing Facility expires on March 1, 2026.
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
As of December 31, 2023 and September 30, 2023, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $562.8 million and $489.0 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the three months ended December 31, 2023 and the year ended September 30, 2023, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 6.1% and 5.7%, respectively. As of December 31, 2023 and September 30, 2023, our additional available borrowings under our Inventory Financing Facility were $87.2 million and $61.0 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of December 31, 2023, we were in compliance with all covenants under the Inventory Financing Facility.
Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have entered into notes payable agreements with the acquired entities to finance these acquisitions. As of December 31, 2023, our indebtedness associated with our 1 acquisition note payable totaled $1.1 million with an interest rate of 4.0% per annum and a maturity date of December 1, 2024.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $124,000, and mature on dates between January 2024 to September 2028. As of December 31, 2023, we had $3.4 million outstanding under the commercial vehicles notes payable.
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
As of December 31, 2023 and September 30, 2023, our liability under the Tax Receivable Agreement was $43.1 million. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to TRA Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due; generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $562.8 million as of December 31, 2023, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $5.6 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on an outstanding balance of $397.8 million and Term SOFR as of December 31, 2023, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $4.0 million. We do not currently hedge our interest rate exposure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 14, 2023, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 14, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including, to the extent practicable or advisable, Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended December 31, 2023. The Company has $48.1 million remaining under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
On September 29, 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the A&R Credit Facility with certain of our subsidiaries, Truist Bank and the other lenders party thereto. Amendment No. 2 amends the A&R Credit Facility to permit the sale and leaseback transaction entered into as part of the previously announced sale of Roscioli Yachting Center. The foregoing description is qualified in its entirety by reference to the full text of Amendment No. 2, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
On January 29, 2024, the Company entered into Amendment No. 3 ("Amendment No. 3") to the A&R Credit Facility, with certain of our subsidiaries, Truist Bank and the other lenders party thereto. Amendment No. 3 amends the A&R Credit Facility to, among other things, maintain the maximum consolidated leverage ratio schedule of 3.25 to 1.00 through the fiscal quarter ending March 31, 2025, stepping down to 3.00 to 1.00 for the fiscal quarter ending June 30, 2025 through the fiscal quarter ending March 31, 2026 and stepping down to 2.75 to 1.00 for the fiscal quarter ending June 30, 2026 and each fiscal quarter ending thereafter. The foregoing description is qualified in its entirety by reference to the full text of Amendment No. 3, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
3.2	Third Amended and Restated Bylaws of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on March 2, 2023).
*10.1	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of September 29, 2023, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent.
*10.2	Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of January 29, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Chief Executive Officer

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer

February 2, 2024