Form 10-Q
period 2024-03-31
OneWater Marine Inc.
filed 2024-05-03
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 14,593,318 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of April 22, 2024.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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
•seasonality and inclement weather such as hurricanes, tornadoes, other severe storms, fire and floods, generally and in certain geographic regions in which we primarily generate our revenue;
•any potential tax savings we may realize as a result of our organizational structure;
•our future operating results and profitability; and
•plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical.

Table of Content
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

Table of Content
PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$46,999	$84,648
Restricted cash	11,186	8,662
Accounts receivable, net	110,142	113,175
Inventories, net	687,477	609,616
Prepaid expenses and other current assets	55,499	65,798
Total current assets	911,303	881,899
Property and equipment, net	89,217	81,532
Operating lease right-of-use assets	132,736	135,667
Other long-term assets	1,238	6,069
Deferred tax assets, net	32,229	35,066
Intangible assets, net	209,289	212,324
Goodwill	336,602	336,602
Total assets	$1,712,614	$1,689,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,402	$27,113
Other payables and accrued expenses	56,219	54,826
Customer deposits	46,536	51,649
Notes payable – floor plan	579,695	489,024
Current portion of operating lease liabilities	15,170	14,568
Current portion of long-term debt, net	8,640	29,324
Current portion of tax receivable agreement liability	2,447	2,447
Total current liabilities	750,109	668,951
Other long-term liabilities	8,274	13,693
Tax receivable agreement liability	40,688	40,688
Long-term operating lease liabilities	120,379	123,310
Long-term debt, net	410,692	428,439
Total liabilities	1,330,142	1,275,081
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and September 30, 2023	-	-
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,593,318 and 14,420,129 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	146	144
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of March 31, 2024 and September 30, 2023	14	14
Additional paid-in capital	197,250	193,018
Retained earnings	154,290	165,432
Accumulated other comprehensive (loss) income	(3)	1
Total stockholders’ equity attributable to OneWater Marine Inc.	351,697	358,609
Equity attributable to non-controlling interests	30,775	55,469
Total stockholders’ equity	382,472	414,078
Total liabilities and stockholders’ equity	$1,712,614	$1,689,159

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues:
New boat	$327,306	$355,284	$568,390	$587,689
Pre-owned boat	78,648	75,394	131,931	131,172
Finance & insurance income	14,730	15,324	22,090	24,258
Service, parts & other	67,637	78,329	129,923	147,871
Total revenues	488,321	524,331	852,334	890,990

Cost of sales (exclusive of depreciation and amortization shown separately below):
New boat	267,226	275,026	463,629	450,284
Pre-owned boat	62,783	58,180	104,129	98,484
Service, parts & other	37,950	44,428	72,771	85,537
Total cost of sales	367,959	377,634	640,529	634,305

Selling, general and administrative expenses	86,511	90,193	166,110	168,031
Depreciation and amortization	4,872	5,637	9,094	11,330
Transaction costs	145	241	724	1,571
Change in fair value of contingent consideration	3,132	1,736	3,704	327
Restructuring and impairment	11,847	-	11,847	-
Income from operations	13,855	48,890	20,326	75,426

Other expense (income):
Interest expense – floor plan	8,525	5,472	16,337	10,251
Interest expense – other	9,192	8,604	18,344	16,188
Other expense (income), net	2,493	(187)	2,246	(826)
Total other expense, net	20,210	13,889	36,927	25,613
Net (loss) income before income tax (benefit) expense	(6,355)	35,001	(16,601)	49,813
Income tax (benefit) expense	(1,846)	7,964	(4,122)	11,348
Net (loss) income	(4,509)	27,037	(12,479)	38,465
Net (income) attributable to non-controlling interests	-	(1,165)	(119)	(2,530)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	540	(3,068)	1,459	(4,231)
Net (loss) income attributable to OneWater Marine Inc.	$(3,969)	$22,804	$(11,139)	$31,704

Net (loss) earnings per share of Class A common stock – basic	$(0.27)	$1.59	$(0.77)	$2.21
Net (loss) earnings per share of Class A common stock – diluted	$(0.27)	$1.56	$(0.77)	$2.17

Basic weighted-average shares of Class A common stock outstanding	14,579	14,340	14,559	14,318
Diluted weighted-average shares of Class A common stock outstanding	14,579	14,655	14,559	14,612

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income	$(4,509)	$27,037	$(12,479)	$38,465
Other comprehensive (loss) income:
Foreign currency translation adjustment	4	8	(5)	19
Comprehensive (loss) income	(4,505)	27,045	(12,484)	38,484
Net (income) attributable to non-controlling interests	—	(1,165)	(119)	(2,530)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	540	(3,068)	1,459	(4,231)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	-	(1)	1	(2)
Comprehensive (loss) income attributable to OneWater Marine Inc.	$(3,965)	$22,811	$(11,143)	$31,721

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2023	14,420	$144	1,430	$14	$193,018	$165,432	$55,469	$1	$414,078
Net loss	—	—	—	—	—	(7,170)	(800)	—	(7,970)
Distributions to members	—	—	—	—	—	—	(3,789)	—	(3,789)
Purchase of non-controlling interest	—	—	—	—	716	—	(19,556)	—	(18,840)
Shares issued upon vesting of equity-based awards, net of tax withholding	124	1	—	—	(1,553)	—	—	—	(1,552)
Equity-based compensation	—	—	—	—	2,392	—	—	—	2,392
Currency translation adjustment	—	—	—	—	—	—	(1)	(8)	(9)
Balance at December 31, 2023	14,544	$145	1,430	$14	$194,573	$158,262	$31,323	$(7)	$384,310
Net loss	—	—	—	—	—	(3,969)	(540)	—	(4,509)
Distributions to members	—	—	—	—	—	(3)	(8)	—	(11)
Shares issued upon vesting of equity-based awards, net of tax withholding	24	—	—	—	(331)	—	—	—	(331)
Shares issued as part of employee stock purchase plan	25	1	—	—	731	—	—	—	732
Equity-based compensation	—	—	—	—	2,277	—	—	—	2,277
Currency translation adjustment	—	—	—	—	—	—	—	4	4
Balance at March 31, 2024	14,593	$146	1,430	$14	$197,250	$154,290	$30,775	$(3)	$382,472

Table of Content

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2022	14,212	$142	1,430	$14	$180,296	$204,880	$59,552	$(7)	$444,877
Net income	—	—	—	—	—	8,900	2,528	—	11,428
Distributions to members	—	—	—	—	—	(10)	(309)	—	(319)
Shares issued upon vesting of equity-based awards, net of tax withholding	86	1	—	—	(755)	—	—	—	(754)
Equity-based compensation	—	—	—	—	2,572	—	—	—	2,572
Currency translation adjustment	—	—	—	—	—	—	1	10	11
Balance at December 31, 2022	14,298	$143	1,430	$14	$182,113	$213,770	$61,772	$3	$457,815
Net income	-	-	-	-	-	22,804	4,233	-	27,037
Distributions to members	-	-	-	-	-	(2)	(70)	-	(72)
Shares issued upon vesting of equity-based awards, net of tax withholding	27	-	-	-	(386)	-	-	-	(386)
Shares issued as part of employee stock purchase plan	44	1	-	-	1,062	-	-	-	1,063
Repurchase and retirement of treasury shares	(63)	(1)	-	-	(760)	(818)	-	-	(1,579)
Equity-based compensation	-	-	-	-	2,491	-	-	-	2,491
Currency translation adjustment	-	-	-	-	-	-	1	7	8
Balance at March 31, 2023	14,306	$143	1,430	$14	$184,520	$235,754	$65,936	$10	$486,377

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the Six Months Ended March 31	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,479)	$38,465
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,470	12,542
Equity-based awards	4,669	5,063
Loss on asset disposals	109	210
Non-cash interest expense	1,665	3,077
Deferred income tax provision	2,837	1,453
Change in fair value of contingent consideration	1,928	327
Loss on equity investment	135	280
(Increase) decrease in assets:
Accounts receivable	(38,464)	(22,893)
Inventories	(77,606)	(214,150)
Prepaid expenses and other current assets	10,848	11,181
Other assets	4,697	(1,812)
Increase (decrease) in liabilities:
Accounts payable	10,735	5,726
Other payables and accrued expenses	(760)	(1,288)
Customer deposits	(5,112)	(7,440)
Net cash used in operating activities	(86,328)	(169,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(14,823)	(12,029)
Proceeds from disposal of property and equipment	119	287
Cash used for additions to intangible assets	(621)	(26)
Cash used in acquisitions, net of cash acquired	-	(28,611)
Proceeds from disposal of a business	45,100	-
Net cash provided by (used in) investing activities	29,775	(40,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	90,671	216,063
Proceeds from long-term debt	20,000	30,000
Payments on long-term debt	(58,864)	(11,874)
Payments of debt issuance costs	(695)	-
Payments of contingent consideration	(5,888)	(11,787)
Payments of tax withholdings for equity-based awards	(1,883)	(1,140)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	732	1,063
Distributions to members	(3,800)	(391)
Purchase of non-controlling interest	(18,840)	-
Repurchase and retirement of Class A common stock	-	(1,579)
Net cash provided by financing activities	21,433	220,355

Effects of exchange rate changes on cash and restricted cash	(5)	19

Net change in cash	(35,125)	10,736
Cash and restricted cash at beginning of period	93,310	60,947
Cash and restricted cash at end of period	$58,185	$71,683

Supplemental cash flow disclosures:
Cash paid for interest	$33,016	$23,362
Cash paid for income taxes	5,852	13,388

Noncash items:
Acquisition purchase price funded by contingent consideration	-	2,550
Purchase of property and equipment funded by long-term debt	156	1,053
Right-of-use assets obtained in exchange for new operating lease liabilities	5,342	7,978
Acquisition purchase price funded by affiliate financing	-	10,600
Settlement of affiliate financing with proceeds from sale and leaseback	-	10,600

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of March 31, 2024, the Company operates a total of 95 retail locations, 10 distribution centers/warehouses and multiple online marketplaces in 18 states, several of which are in the top twenty states for marine retail expenditures.
Operating results are generally subject to seasonal variations. Demand for products is generally highest during the third and fourth quarters of the fiscal year and, accordingly, revenues are generally expected to be higher during these periods. General economic conditions and consumer spending patterns can negatively impact the Company’s operating results. Unfavorable local, regional, national, or global economic developments, global public health concerns, or uncertainties could reduce consumer spending and adversely affect the Company’s business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which the Company operates, particularly in the Southeast, can have a major impact on the Company’s overall results of operations. Local influences such as corporate downsizing, inclement weather such as hurricanes, tornadoes and other storms, environmental conditions, and other events have and could adversely affect the Company’s operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on the Company’s business.
Sales of new boats from the Company’s top ten brands represent approximately 45.6% and 41.6% of total sales for the six months ended March 31, 2024 and 2023, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.9% and 14.2% of consolidated revenue for the six months ended March 31, 2024 and 2023, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which will reduce net income (loss) attributable to OneWater Inc’s Class A stockholders. As of March 31, 2024, OneWater Inc owned 91.1% of the economic interest of OneWater LLC.
Commencing December 31, 2021, the Company owned 80% of the economic interest of Quality Assets and Operations, LLC, over which the Company exercised control and the minority interest in this subsidiary was recorded accordingly. On October 31, 2023, the Company acquired the remaining 20% of the economic interest and, as a result, as of March 31, 2024 now owns 100% of the economic interest in Quality Assets and Operations, LLC. See Note 4 for additional information regarding the acquisition.
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
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2024 and September 30, 2023, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.
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
Goodwill and Other Identifiable Intangible Assets
Goodwill and indefinite-lived intangible assets are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, ‘‘Intangibles — Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accordance with ASC 350, Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. ASC 350 also states for annual impairment tests that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary. The Company performs its annual test in the fiscal fourth quarter.
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

Table of Content
Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.3 million and $4.4 million as of March 31, 2024 and September 30, 2023.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the six months ended March 31, 2024 and 2023.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three and six months ended March 31, 2024 is as follows:

($ in thousands)	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Beginning contract liability	$50,977	$51,649
Revenue recognized from contract liabilities included in the beginning balance	(30,078)	(42,049)
Increases due to cash received, net of amounts recognized in revenue during the period	25,637	36,936
Ending contract liability	$46,536	$46,536
The following table sets forth percentages on the timing of revenue recognition for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Goods and services transferred at a point in time	94.8%	94.6%
Goods and services transferred over time	5.2%	5.4%
Total Revenue	100.0%	100.0%

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Goods and services transferred at a point in time	93.9%	93.9%
Goods and services transferred over time	6.1%	6.1%
Total Revenue	100.0%	100.0%
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

Table of Content
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

Table of Content
5.    Accounts Receivable
Accounts receivable primarily consists of trade accounts receivable, contracts in transit and manufacturer receivables. Trade receivables include amounts due from customers on the sale of boats, parts, service, and storage. Contracts in transit represent anticipated funding from the loan agreement customers execute at the dealership when they purchase their new or pre-owned boat. These finance contracts are typically funded within 30 days. Amounts due from manufacturers represent receivables for various manufacturer incentive programs and parts and service work performed pursuant to the manufacturers’ warranties. Accounts receivable as of September 30, 2023 also consisted of a receivable resulting from the fiscal year 2023 disposition of Roscioli Yachting Center. The proceeds on disposal were received during the six months ended March 31, 2024.
The allowance for credit losses is estimated based on past collection experience, current conditions and reasonable and supportable forecasts. The activity for charges and subsequent recoveries is immaterial.
Accounts receivable consisted of the following:

($ in thousands)	March 31, 2024	September 30, 2023
Contracts in transit	$48,517	$25,425
Trade accounts receivable	34,862	32,065
Income tax receivable	16,534	—
Manufacturer receivable	10,852	11,288
Receivable for proceeds on the disposition of a business	—	45,100
Total accounts receivable	110,765	113,878
Less – allowance for credit losses	(623)	(703)
Total accounts receivable, net	$110,142	$113,175
6.    Inventories
Inventories consisted of the following at:

($ in thousands)	March 31, 2024	September 30, 2023
New vessels	$536,126	$471,147
Pre-owned vessels	78,425	61,627
Work in process, parts and accessories	72,926	76,842
Total inventories, net	$687,477	$609,616
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

	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2023	336,602	149,921	4,419	52,114	2,387	3,483	212,324
Acquisitions during the six months ended March 31, 2024	—	—	—	—	—	621	621
Accumulated amortization for the six months ended March 31, 2024	—	—	(185)	(2,662)	(318)	(491)	(3,656)
Net balance as of March 31, 2024	$336,602	$149,921	$4,234	$49,452	$2,069	$3,613	$209,289
Amortization expense was $2.1 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively, $3.7 million and $6.6 million for the six months ended March 31, 2024 and 2023, respectively, and is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. For internally developed software acquisitions during the six months ended March 31, 2024, the weighted average useful life is 3.8 years.

Table of Content
The following table summarizes the expected amortization expense for fiscal years 2024 through 2028 and thereafter ($ in thousands):

2024 (excluding the six months ended March 31, 2024)	$4,164
2025	8,329
2026	8,329
2027	8,086
2028	6,638
Thereafter	23,822
$59,368
As of March 31, 2024 and September 30, 2023, the carrying value of goodwill totaled approximately $336.6 million, of which $295.3 million was related to our Dealerships reporting segment and $41.3 million was related to our Distribution reporting segment.
8.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On November 14, 2023, the Company and certain of its subsidiaries entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, the “Inventory Financing Facility”) with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available under the Inventory Financing Facility to $650.0 million and extend the term. The Inventory Financing Facility expires on March 1, 2026. The outstanding balance of the facility was $579.7 million and $489.0 million, as of March 31, 2024 and September 30, 2023, respectively.
Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of March 31, 2024 the interest rate on the Inventory Financing Facility ranged from 8.07% to 10.32% for new inventory and 8.32% to 10.57% for pre-owned inventory. As of September 30, 2023 the interest rate on the Inventory Financing Facility ranged from 8.18% to 10.43% for new inventory and 8.43% to 10.68% for pre-owned inventory. Borrowing capacity available at March 31, 2024 and September 30, 2023 was $70.3 million and $61.0 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants at March 31, 2024.
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
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants at March 31, 2024.

Table of Content
Long-term debt consisted of the following at:

($ in thousands)	March 31, 2024	September 30, 2023
Term note payable to Truist Bank, secured and bearing interest at 7.83% at March 31, 2024 and 7.53% at September 30, 2023. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on August 9, 2027	$392,156	$428,313
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.83% at March 31, 2024 and 7.50% at September 30, 2023. The note requires full repayment on August 9, 2027	30,000	30,000
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $3,100 through April 2029	3,150	3,645
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024	1,126	1,126
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2023	—	2,056
Total debt outstanding	426,432	465,140
Less current portion (net of debt issuance costs)	(8,640)	(29,324)
Less unamortized portion of debt issuance costs	(7,100)	(7,377)
Long-term debt, net of current portion and unamortized debt issuance costs	$410,692	$428,439
10.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,602,326. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
During the six months ended March 31, 2024, the Board approved the grant of 141,924 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2024. As of March 31, 2024, the Company estimated achievement of the performance targets at 100%.
During the six months ended March 31, 2024, the Board approved the grant of 204,557 time-based restricted stock units. Of this amount, 34,160 restricted stock units fully vest on October 1, 2024 and the remaining 170,397 restricted stock units vest in three equal annual installments commencing on October 1, 2024.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.1 million and $2.3 million of compensation expense for the three months ended March 31, 2024 and 2023, which includes $0.9 million and $1.1 million of compensation expense for the three months ended March 31, 2024 and 2023, respectively, for performance-based units. The Company recognized $4.4 million and $4.7 million of compensation expense for the six months ended March 31, 2024 and 2023, respectively, which includes $1.7 million and $2.2 million of compensation expense for the six months ended March 31, 2024 and 2023, respectively, for performance-based units.

Table of Content
The following table further summarizes activity related to restricted stock units for the six months ended March 31, 2024:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2023	524,785	$28.86
Awarded	346,481	25.62
Vested	(227,790)	25.07
Forfeited	—	—
Unvested at March 31, 2024	643,476	$28.46
As of March 31, 2024, the total unrecognized compensation expense related to outstanding equity awards was $7.8 million, which the Company expects to recognize over a weighted-average period of 1.3 years.
We issue shares of our Class A common stock upon the vesting of performance-based restricted stock units and time-based restricted stock units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of restricted stock units, we repurchase a portion of shares equal to the amount of employee income tax withholding.

Table of Content
Net (Loss) Earnings Per Share
Basic and diluted net (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to OneWater Inc by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net (loss) earnings per share is computed by giving effect to all potentially dilutive shares.
The following table sets forth the calculation of net (loss) earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

Net (loss) earnings per share:	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Numerator:
Net (loss) income attributable to OneWater Inc	$(3,969)	$22,804

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net (loss) income per share	14,579	14,340
Effect of dilutive securities:
Restricted stock units	-	315
Employee stock purchase plan	-	-
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net (loss) earnings per share	14,579	14,655

Net (loss) earnings per share of Class A common stock – basic	$(0.27)	$1.59
Net (loss) earnings per share of Class A common stock – diluted	$(0.27)	$1.56
The following table sets forth the calculation of net (loss) earnings per share for the six months ended March 31, 2024 and 2023 (in thousands, except per share data):

Net (loss) earnings per share:	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Numerator:
Net (loss) income attributable to OneWater Inc	$(11,139)	$31,704

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net (loss) income per share	14,559	14,318
Effect of dilutive securities:
Restricted stock units	-	291
Employee stock purchase plan	-	3
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net (loss) earnings per share	14,559	14,612

Net (loss) earnings per share of Class A common stock – basic	$(0.77)	$2.21
Net (loss) earnings per share of Class A common stock – diluted	$(0.77)	$2.17
On March 30, 2022, the Board approved a share repurchase program up to $50 million. No shares of Class A common stock were repurchased by the Company during the six months ended March 31, 2024. As of March 31, 2024 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of March 31, 2024, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
Shares of Class B common stock and unvested restricted stock units do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net (loss) earnings per share of Class B common stock under the two-class method has not been presented.

Table of Content
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net (loss) earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Class B common stock	1,430	1,430
Restricted Stock Units	480	290
Employee Stock Purchase Plan	26	-
	1,936	1,720

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Class B common stock	1,430	1,430
Restricted Stock Units	488	322
Employee Stock Purchase Plan	26	-
	1,944	1,752
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
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 487,466 shares of the Company’s Class A common stock may be issued under the ESPP as of March 31, 2024, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.1 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively and $0.3 million and $0.4 million during the six months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and September 30, 2023, the Company had current liabilities of $0.4 million, for future purchases of shares under the ESPP. During the six months ended March 31, 2024 and 2023, 25,493 and 43,692 shares were issued under the ESPP at an average share price of $28.72 and $24.31, respectively.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the periods ended March 31, 2024 and 2023:

	2024	2023
Dividend yield	0.0%	0.0%
Risk-free interest rate	5.2 - 5.5%	4.8%
Volatility	37.6 - 62.7%	45.6%
Expected life	Six months	Six months
Distributions
During the six months ended March 31, 2024 and 2023, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.

Table of Content
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and September 30, 2023

	March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$191	$-	$-	$191
Liabilities:
Contingent Consideration	-	-	15,529	15,529

	September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$326	$-	$-	$326
Liabilities:
Contingent Consideration	-	-	21,181	21,181
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the six months ended March 31, 2024.
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in other expense (income), net, in the unaudited condensed consolidated statements of operations. The fair value of equity investments is measured using quoted prices in its active markets. The investment in equity securities balance is recorded in other long-term assets in the unaudited condensed consolidated balance sheets.

Table of Content
The portion of unrealized losses recognized related to equity securities still held as of March 31, 2024 and 2023 consists of the following:

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss recognized during the period on equity securities	$23	$20
Less net loss recognized during the period on equity securities sold during the period	-	-
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$23	$20

($ in thousands)	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Net loss recognized during the period on equity securities	$135	$280
Less net loss recognized during the period on equity securities sold during the period	-	-
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$135	$280
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
The following table sets forth the changes in fair value of our contingent consideration for the three and six months ended March 31, 2024:

($ in thousands)	Three Months Ended March 31, 2024
Balance as of December 31, 2023	$20,565
Additions from acquisitions	—
Settlement of contingent consideration	(8,168)
Change in fair value, including accretion	3,132
Balance as of March 31, 2024	$15,529

($ in thousands)	Six Months Ended March 31, 2024
Balance as of September 30, 2023	$21,181
Additions from acquisitions	—
Settlement of contingent consideration	(9,356)
Change in fair value, including accretion	3,704
Balance as of March 31, 2024	$15,529
We determine the carrying value of our cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable with Truist Bank, seller notes payable and company vehicle notes payable approximate their fair values because of the nature of their terms and current market rates of these instruments.
12.    Restructuring and Impairment
In March 2024, the Company evaluated its operations and decided to undergo a restructuring plan (the "2024 Restructuring") which resulted in the reduction of headcount and retail locations, cancellation of certain dealer agreements, and the cancellation of certain in-process information and technology ("IT") related projects. As a result of the 2024 Restructuring, the Company recognized $11.8 million of charges during the three and six months ended March 31, 2024, which are recorded in Restructuring and impairment in the unaudited consolidated statement of operations. As of March 31, 2024, $0.2 million and $1.8 million was recorded in accounts payable and other payables and accrued expenses, respectively, in the unaudited consolidated balance sheet related to these charges. No restructuring and impairment charges were recorded for the three and six months ended March 31, 2023.

Table of Content
13.    Income Taxes
The Company is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.
Our effective tax rates of 29.0% and 22.8% for the three months ending March 31, 2024 and 2023, respectively, and 24.8% and 22.8% for the six months ending March 31, 2024 and 2023, respectively, differ from statutory rates primarily due to (loss) earnings allocated to non-controlling interests and limitations on officer's compensation.
The Company has federal net operating loss carryforwards from underlying corporate entities of approximately $6.0 million resulting in a deferred tax asset of $1.6 million as of September 30, 2023. The U.S. federal net operating loss carryforwards have no expiration but can only be used to offset up to 80% of future taxable income annually. The Company projects to fully utilize the net operating losses during the current and subsequent fiscal years.
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
As of March 31, 2024 and September 30, 2023, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020. In November 2022, the Company received notification that the IRS intends to commence an audit of the federal income tax return of OneWater LLC’s partnership for the tax year ended December 31, 2020. The audit is ongoing and the outcome and timing of settlements of asserted income tax liabilities, if any, are uncertain.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of March 31, 2024 and September 30, 2023, our liability under the Tax Receivable Agreement was $43.1 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
14.    Contingencies and Commitments
Employment Agreements
The Company is party to employment agreements with certain executives, which provide for compensation, other benefits and severance payments under certain circumstances. The Company also has consulting and noncompete agreements in place with previous owners of acquired companies.
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of March 31, 2024, will have a material adverse effect on its financial condition, results of operations or cash flows. Additionally, based on the Company’s review of the various types of claims currently known, there is no indication of a material reasonably possible loss in excess of amounts accrued. The Company currently does not anticipate that any known claim will materially adversely affect our financial condition, liquidity, or results of operations. However, the outcome of any matter cannot be predicted with

Table of Content
certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Risk Management
The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions and natural disasters for which the Company carries commercial insurance. There have been no significant reductions in coverage from the prior year and settlements have not exceeded coverage in the past years.
15.    Leases
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
16.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $21.7 million and $26.0 million for the three months ended March 31, 2024 and 2023, respectively, and $71.5 million and $47.4 million for the six months ended March 31, 2024 and 2023, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.5 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, and $1.2 million and $1.1 million for the six months ended March 31, 2024 and 2023, respectively.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $0.2 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and $1.3 million and $1.0 million for the six months ended March 31, 2024 and 2023, respectively.
In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. There were no payments recorded under these agreement for the three and six months ended March 31, 2024. Total payments recorded under these arrangements were $0.1 million for the three and six months ended March 31, 2023.
In connection with transactions noted above, the Company owed $9.8 million and $4.7 million as recorded within accounts payable as of March 31, 2024 and September 30, 2023, respectively. Additionally, the Company had less than $0.1 million recorded within accounts receivable as of March 31, 2024. No amounts were recorded within accounts receivable as of September 30, 2023.
17.    Segment Information
As of March 31, 2024, we had two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.
Reportable segment financial information as of and for the three and six months ended March 31, 2024 and 2023 are as follows:

Table of Content

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$450,209	$38,181	$(69)	$488,321
Income (loss) from operations	14,944	(1,084)	(5)	13,855

Depreciation and amortization	3,066	2,498	—	5,564
Transaction costs	104	41	—	145
Change in fair value of contingent consideration	3,132	—	—	3,132
Restructuring and impairment	10,699	1,148	—	11,847

Total assets	1,473,755	238,862	(3)	1,712,614

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$478,348	$45,983	$—	$524,331
Income (loss) from operations	48,386	504	—	48,890

Depreciation and amortization	2,564	3,796	—	6,360
Transaction costs	241	-	—	241
Change in fair value of contingent consideration	1,626	110	—	1,736
Restructuring and impairment	—	—	—	—

Total assets	1,361,097	409,354	—	1,770,451

	As of and for the Six Months Ended March 31, 2024
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$781,816	$70,647	$(129)	$852,334
Income (loss) from operations	21,887	(1,549)	(12)	20,326

Depreciation and amortization	5,968	4,502	—	10,470
Transaction costs	544	180	—	724
Change in fair value of contingent consideration	3,704	—	—	3,704
Restructuring and impairment	10,699	1,148	—	11,847

Total assets	1,473,755	238,862	(3)	1,712,614

	As of and for the Six Months Ended March 31, 2023
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$805,121	$85,869	$—	$890,990
Income (loss) from operations	78,239	(2,813)	—	75,426

Depreciation and amortization	4,938	7,604	—	12,542
Transaction costs	1,423	148	—	1,571
Change in fair value of contingent consideration	83	244	—	327
Restructuring and impairment	—	—	—	—

Total assets	1,361,097	409,354	—	1,770,451

Table of Content
18.    Subsequent Events
On May 1, 2024, the Company completed the acquisition of Garden State Yacht Sales pursuant to the terms of the purchase agreement. The aggregate consideration is subject to the customary post-closing adjustments and is not individually significant.

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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 95 dealerships, 10 distribution centers/warehouses and multiple online marketplaces as of March 31, 2024. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem, LLC (f/k/a Ocean Bio-Chem, Inc. ("Ocean Bio-Chem")) significantly expanded our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
We report our operations through two reportable segments: Dealerships and Distribution.
As of March 31, 2024, the Dealerships segment includes operations of 95 dealerships in 18 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 92% of revenues for the three and six months ended March 31, 2024, respectively. The Dealerships segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2023, we sold over 10,000 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of March 31, 2024, the Distribution segment includes the activity of three of our fully-owned businesses, PartsVu, Ocean Bio-Chem, T-H Marine and their subsidiaries, which together operate 10 distribution centers/warehouses in Alabama, Florida, Oklahoma, Indiana and Tennessee and represents approximately 8% of revenues for the three and six months ended March 31, 2024, respectively. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 80 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 33 acquisitions. Our current portfolio as of March 31, 2024 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

Table of Content
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
General Economic Conditions
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of a global pandemic, supply chain constraints, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which we operate dealerships, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, tornadoes, and other storms, environmental conditions, and global public health concerns and events have and could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.
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
The COVID-19 pandemic and its related effects positively impacted our sales and gross profit margins as more customers desired to engage in outdoor recreational activities in a socially distanced manner. However, the COVID-19 pandemic also caused significant supply chain challenges as suppliers were faced with business closures and shipping delays. This led to an industry wide inventory shortage of boats, engines and certain marine parts. As of March 31, 2024, we have seen considerable improvements in the supply chain and believe

Table of Content
we are returning to the more traditional seasonal cycles of our business which has led to the normalization of our inventory levels and gross profit margins in line with pre-COVID seasonal metrics.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the fiscal year ended September 30, 2023.
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed 16.9% and 17.9% to revenue in the three months ended March 31, 2024 and 2023, respectively, and 17.8% and 19.3% to revenue in the six months ended March 31, 2024 and 2023, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 36.9% and 33.6% to gross profit in the three months ended March 31, 2024 and 2023, respectively, and 37.4% and 33.7% to gross profit in the six months ended March 31, 2024 and 2023, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through PartsVu, T-H Marine and Ocean Bio-Chem) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax (benefit) expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, loss on extinguishment of debt, transaction costs, stock-based compensation and restructuring and impairment. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Table of Content
Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share
We define Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. as Net Income (Loss) Attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other expense (income), all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted (Loss) Earnings Per Share which presents all of the adjustments to net income attributable to OneWater Marine Inc. on a per share basis. See ‘‘—Comparison of Non-GAAP Financial Measure’’ for more information and a reconciliation of Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share to net income (loss) and net (loss) earnings per share, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Dispositions
Fiscal Year 2024 Year-to-date Dispositions
•There were no dispositions during the six months ended March 31, 2024.
Fiscal Year 2023 Dispositions
•Effective September 30, 2023, we sold Roscioli Yachting Center, a full-service marine and yachting facility located in Florida, including the related real estate and in-water slips. A portion of the sold property was leased back by the Company.
•Effective September 30, 2023 we sold Lookout Marine, a full-service marine retailer based in Kentucky with two locations.
We refer to the fiscal year 2023 dispositions described above collectively as the “2023 Dispositions.” The 2023 Dispositions are fully reflected in our consolidated financial statements for the three and six months ended March 31, 2023.
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

Table of Content
Results of Operations
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$327,306	67.0%	$355,284	67.8%	$(27,978)	-7.9%
Pre-owned boat	78,648	16.1%	75,394	14.4%	3,254	4.3%
Finance & insurance income	14,730	3.0%	15,324	2.9%	(594)	-3.9%
Service, parts & other	67,637	13.9%	78,329	14.9%	(10,692)	-13.7%
Total revenues	488,321	100.0%	524,331	100.0%	(36,010)	-6.9%

Gross Profit
New boat	60,080	12.3%	80,258	15.3%	(20,178)	-25.1%
Pre-owned boat	15,865	3.2%	17,214	3.3%	(1,349)	-7.8%
Finance & insurance	14,730	3.0%	15,324	2.9%	(594)	-3.9%
Service, parts & other	29,687	6.1%	33,901	6.5%	(4,214)	-12.4%
Total gross profit	120,362	24.6%	146,697	28.0%	(26,335)	-18.0%

Selling, general and administrative expenses	86,511	17.7%	90,193	17.2%	(3,682)	-4.1%
Depreciation and amortization	4,872	1.0%	5,637	1.1%	(765)	-13.6%
Transaction costs	145	—%	241	—%	(96)	-39.8%
Change in fair value of contingent consideration	3,132	0.6%	1,736	0.3%	1,396	80.4%
Restructuring and impairment	11,847	2.4%	—	—%	11,847	100.0%

Income from operations	13,855	2.8%	48,890	9.3%	(35,035)	-71.7%

Interest expense – floor plan	8,525	1.7%	5,472	1.0%	3,053	55.8%
Interest expense – other	9,192	1.9%	8,604	1.6%	588	6.8%
Other expense (income), net	2,493	0.5%	(187)	—%	2,680	-1433.2%
Net (loss) income before income tax (benefit) expense	(6,355)	-1.3%	35,001	6.7%	(41,356)	-118.2%
Income tax (benefit) expense	(1,846)	-0.4%	7,964	1.5%	(9,810)	-123.2%
Net (loss) income	(4,509)	-0.9%	27,037	5.2%	(31,546)	-116.7%
Net (income) attributable to non-controlling interests	—		(1,165)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	540		(3,068)
Net (loss) income attributable to OneWater Marine Inc.	$(3,969)		$22,804
Revenue
Overall, revenue decreased by $36.0 million, or 6.9%, to $488.3 million for the three months ended March 31, 2024 from $524.3 million for the three months ended March 31, 2023. Revenue decreased due to the sale of Roscioli Yachting Center and Lookout Marine in September 2023. Additionally, the decrease was related to the continued normalization of seasonality following the COVID-19 pandemic, as well as a decrease in sales to original equipment manufacturers ("OEMs") in our Distribution segment as OEM production has slowed. Overall the revenue decline was attributable to a $28.0 million decrease in new boat sales and a $10.7 million decrease in service, parts & other sales, partially offset by a $3.3 million increase in pre-owned boat sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
New Boat Sales
New boat sales decreased by $28.0 million, or 7.9%, to $327.3 million for the three months ended March 31, 2024 from $355.3 million for the three months ended March 31, 2023. The decrease was primarily attributable to the decrease in average sales price resulting

Table of Content
from a shift in sales mix and a decrease in the unit sales resulting from the continued normalization of seasonality following the COVID-19 pandemic.
Pre-owned Boat Sales
Pre-owned boat sales increased by $3.3 million, or 4.3%, to $78.6 million for the three months ended March 31, 2024 from $75.4 million for the three months ended March 31, 2023. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to the increase in pre-owned sales from trade-ins and consignment sales, partially offset by the decrease in brokerage sales.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $0.6 million, or 3.9%, to $14.7 million for the three months ended March 31, 2024 from $15.3 million for the three months ended March 31, 2023. The decrease was primarily due to the decline in new boat sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $10.7 million, or 13.7%, to $67.6 million for the three months ended March 31, 2024 from $78.3 million for the three months ended March 31, 2023. The decrease in service, parts & other sales is primarily due to a reduction in parts and accessories sold to OEMs as boat manufacturers have cut significantly back on production. Additionally, our 2023 Dispositions, specifically Roscioli Yachting Center, contributed to the decline. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $38.2 million and $46.0 million for the three months ended March 31, 2024 and 2023, respectively.
Gross Profit
Overall, gross profit decreased by $26.3 million, or 18.0%, to $120.4 million for the three months ended March 31, 2024 from $146.7 million for the three months ended March 31, 2023. This decrease was primarily due to industry normalization of margins following the COVID-19 pandemic. Overall gross margins decreased 340 basis points to 24.6% for the three months ended March 31, 2024 from 28.0% for the three months ended March 31, 2023 due to the factors noted below. Gross profit margin for the three months ended March 31, 2024 is tracking in line with pre-COVID seasonal metrics.
New Boat Gross Profit
New boat gross profit decreased by $20.2 million, or 25.1%, to $60.1 million for the three months ended March 31, 2024 from $80.3 million for the three months ended March 31, 2023. This decrease was due to both the decrease in new boat gross profit margin and new boat sales. New boat gross profit margin was 18.4% for the three months ended March 31, 2024 as compared to 22.6% in the three months ended March 31, 2023. The decrease in new boat gross profit and gross profit margin is due primarily to the continued normalization of new boat pricing following the COVID-19 pandemic. Gross profit margin for the three months ended March 31, 2024 is tracking in line with pre-COVID seasonal metrics.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $1.3 million, or 7.8%, to $15.9 million for the three months ended March 31, 2024 from $17.2 million for the three months ended March 31, 2023. The decrease in pre-owned boat gross profit was primarily driven by a decrease in brokerage sales, as well as the decrease in pre-owned boat gross profit margin as a result of continued normalization of pre-owned boat pricing following the COVID-19 pandemic. Pre-owned boat gross profit margin was 20.2% and 22.8% for the three months ended March 31, 2024 and 2023, respectively. Gross profit margin for the three months ended March 31, 2024 is tracking in line with pre-COVID seasonal metrics.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $0.6 million, or 3.9% to $14.7 million for the three months ended March 31, 2024 from $15.3 million for the three months ended March 31, 2023. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.

Table of Content
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $4.2 million, or 12.4%, to $29.7 million for the three months ended March 31, 2024 from $33.9 million for the three months ended March 31, 2023. The decrease in gross profit was primarily the result of our 2023 Dispositions, specifically Roscioli Yachting Center, as well as a reduction in sales in our Distribution segment. These reductions were partially offset by the slight increase in service, parts & other gross profit margin. The slight increase in gross profit margin was due to a shift in mix of parts sales towards a higher concentration of aftermarket customers as compared to OEMs. Service, parts & other gross profit margin was 43.9% and 43.3% for the three months ended March 31, 2024 and 2023, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3.7 million, or 4.1%, to $86.5 million for the three months ended March 31, 2024 from $90.2 million for the three months ended March 31, 2023. This decrease was primarily due to our variable cost structure, including a decrease in commissions, as a result of declining gross margins. Selling, general and administrative expenses as a percentage of revenue increased to 17.7% from 17.2% for the three months ended March 31, 2024 and 2023, respectively, and was driven by lower revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.8 million, or 13.6%, to $4.9 million for the three months ended March 31, 2024 compared to $5.6 million for the three months ended March 31, 2023. The decrease in depreciation and amortization expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to a reduction in intangible assets due to the prior year impairment charge as well as a reduction in property and equipment related to the 2023 Dispositions. These decreases were partially offset by the increase in property and equipment during the three months ended March 31, 2024 to support operations.
Transaction Costs
The decrease in transaction costs of $0.1 million, or 39.8%, to $0.1 million for the three months ended March 31, 2024 compared to $0.2 million for the three months ended March 31, 2023 was primarily attributable to a reduction in acquisition activity during the second quarter of the current year compared to the previous year.
Change in Fair Value of Contingent Consideration
During the three months ended March 31, 2024, we recognized a loss of $3.1 million related to updated forecasts and accretion of contingent consideration liabilities related to acquisitions completed in fiscal years 2021 and 2022.
Restructuring and impairment
During the three months ended March 31, 2024, we made proactive changes to better align our cost structure with the normalization of sales and margins and accordingly, recognized a loss of $11.8 million related to the restructuring activities. Restructuring charges include amounts related to the reduction of headcount, closure of select satellite locations, termination of certain manufacturer relationships, and abandonment of certain in-process information and technology ("IT") related projects.
Income from Operations
Income from operations decreased $35.0 million, or 71.7%, to $13.9 million for the three months ended March 31, 2024 compared to $48.9 million for the three months ended March 31, 2023. The decrease was primarily attributable to the $26.3 million decrease in gross profit for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 and the $11.8 million in restructuring and impairment expenses during the three months ended March 31, 2024, partially offset by a $3.7 million decrease in selling, general and administrative expenses during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan increased $3.1 million, or 55.8%, to $8.5 million for the three months ended March 31, 2024 compared to $5.5 million for the three months ended March 31, 2023. Floor plan related interest expense increased primarily due to an increase in the average inventory for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as well as an increase in interest rates.
Interest Expense – Other
Interest expense – other increased by $0.6 million, or 6.8%, to $9.2 million for the three months ended March 31, 2024 compared to $8.6 million for the three months ended March 31, 2023. The increase in interest expense – other was primarily related to higher interest rates.

Table of Content
Other Expense (Income), Net
Other expense (income), net changed by $2.7 million, or 1433.2%, to $2.5 million of expense for the three months ended March 31, 2024 compared to $0.2 million of income for the three months ended March 31, 2023. The change was primarily related to $2.2 million in expenses recognized for two separate EF3 tornado events that significantly impacted our operations in Russel's Point, Ohio and Panama City Beach, Florida during the three months ended March 31, 2024.
Income Tax (Benefit) Expense
Income tax (benefit) expense changed by $9.8 million, or 123.2%, to a $1.8 million income tax benefit for the three months ended March 31, 2024 compared to $8.0 million of income tax expense for the three months ended March 31, 2023. The change was primarily attributable to the 118.2% decrease in income before income tax expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Net (loss) income
Net (loss) income decreased by $31.5 million to a $4.5 million loss for the three months ended March 31, 2024 compared to $27.0 million of income for the three months ended March 31, 2023. The decrease was primarily attributable to the $35.0 million decrease in income from operations, the $2.7 million increase in other expense (income), net and the $3.1 million increase in interest expense – floor plan, partially offset by the $9.8 million change in income tax (benefit) expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Table of Content
Results of Operations
Six Months Ended March 31, 2024, Compared to Six Months Ended March 31, 2023

	For the Six Months Ended March 31, 2024		For the Six Months Ended March 31, 2023		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$568,390	66.7%	$587,689	66.0%	$(19,299)	-3.3%
Pre-owned boat	131,931	15.5%	131,172	14.7%	759	0.6%
Finance & insurance income	22,090	2.6%	24,258	2.7%	(2,168)	-8.9%
Service, parts & other	129,923	15.2%	147,871	16.6%	(17,948)	-12.1%
Total revenues	852,334	100.0%	890,990	100.0%	(38,656)	-4.3%

Gross Profit
New boat	104,761	12.3%	137,405	15.4%	(32,644)	-23.8%
Pre-owned boat	27,802	3.3%	32,688	3.7%	(4,886)	-14.9%
Finance & insurance	22,090	2.6%	24,258	2.7%	(2,168)	-8.9%
Service, parts & other	57,152	6.7%	62,334	7.0%	(5,182)	-8.3%
Total gross profit	211,805	24.9%	256,685	28.8%	(44,880)	-17.5%

Selling, general and administrative expenses	166,110	19.5%	168,031	18.9%	(1,921)	-1.1%
Depreciation and amortization	9,094	1.1%	11,330	1.3%	(2,236)	-19.7%
Transaction costs	724	0.1%	1,571	0.2%	(847)	-53.9%
Change in fair value of contingent consideration	3,704	0.4%	327	—%	3,377	1032.7%
Restructuring and impairment	11,847	1.4%	—	—%	11,847	100.0%

Income from operations	20,326	2.4%	75,426	8.5%	(55,100)	-73.1%

Interest expense – floor plan	16,337	1.9%	10,251	1.2%	6,086	59.4%
Interest expense – other	18,344	2.2%	16,188	1.8%	2,156	13.3%
Other expense (income), net	2,246	0.3%	(826)	-0.1%	3,072	-371.9%
Net (loss) income before income tax (benefit) expense	(16,601)	-1.9%	49,813	5.6%	(66,414)	-133.3%
Income tax (benefit) expense	(4,122)	-0.5%	11,348	1.3%	(15,470)	-136.3%
Net (loss) income	(12,479)	-1.5%	38,465	4.3%	(50,944)	-132.4%
Net (income) attributable to non-controlling interests	(119)		(2,530)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	1,459		(4,231)
Net (loss) income attributable to OneWater Marine Inc.	$(11,139)		$31,704
Revenue
Overall, revenue decreased by $38.7 million, or 4.3%, to $852.3 million for the six months ended March 31, 2024 from $891.0 million for the six months ended March 31, 2023. Revenue decreased primarily due to the sale of Roscioli Yachting Center and Lookout Marine in September 2023, the continued normalization of seasonality following the COVID-19 pandemic and a decrease in sales to OEMs in our Distribution segment as OEM production has slowed. Overall the revenue decline was attributable to a $17.9 million decrease in service, parts & other sales and a $19.3 million decrease in new boat sales for the six months ended March 31, 2024 compared to the six months ended March 31, 2023.
New Boat Sales
New boat sales decreased by $19.3 million, or 3.3%, to $568.4 million for the six months ended March 31, 2024 from $587.7 million for the six months ended March 31, 2023. The decrease was primarily attributable to the decrease in unit sales resulting from the continued normalization of seasonality following the COVID-19 pandemic.

Table of Content
Pre-owned Boat Sales
Pre-owned boat sales increased by $0.8 million, or 0.6%, to $131.9 million for the six months ended March 31, 2024 from $131.2 million for the six months ended March 31, 2023. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to the increase in pre-owned sales from trade in resulting from the increase in average sales price, partially offset by the decrease in brokerage and consignment sales.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $2.2 million, or 8.9%, to $22.1 million for the six months ended March 31, 2024 from $24.3 million for the six months ended March 31, 2023. The decrease was primarily due to declining income earned on loans placed given the current high interest-rate environment. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $17.9 million, or 12.1%, to $129.9 million for the six months ended March 31, 2024 from $147.9 million for the six months ended March 31, 2023. The decrease in service, parts & other sales is primarily due to a reduction in parts and accessories sold to OEMs as boat manufacturers have cut significantly back on production. Additionally, our 2023 Dispositions, specifically Roscioli Yachting Center, contributed to the decline. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $70.6 million and $85.9 million for the six months ended March 31, 2024 and 2023, respectively.
Gross Profit
Overall, gross profit decreased by $44.9 million, or 17.5%, to $211.8 million for the six months ended March 31, 2024 from $256.7 million for the six months ended March 31, 2023. This decrease was primarily due to industry normalization of margins following the COVID-19 pandemic. Overall gross margins decreased 390 basis points to 24.9% for the six months ended March 31, 2024 from 28.8% for the six months ended March 31, 2023 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $32.6 million, or 23.8%, to $104.8 million for the six months ended March 31, 2024 from $137.4 million for the six months ended March 31, 2023. This decrease was primarily due to the decrease in new boat gross profit margin. New boat gross profit margin was 18.4% for the six months ended March 31, 2024 as compared to 23.4% in the six months ended March 31, 2023. The decrease in new boat gross profit margin is due primarily to the continued normalization of new boat pricing following the COVID-19 pandemic. Gross profit margin for the six months ended March 31, 2024 is tracking in line with pre-COVID seasonal metrics.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $4.9 million, or 14.9%, to $27.8 million for the six months ended March 31, 2024 from $32.7 million for the six months ended March 31, 2023. The decrease in pre-owned boat gross profit was primarily driven by a decrease in brokerage and consignment sales, as well as the decrease in pre-owned boat gross profit margin as a result of continued normalization of pre-owned boat pricing following the COVID-19 pandemic. Pre-owned boat gross profit margin was 21.1% and 24.9% for the six months ended March 31, 2024 and 2023, respectively. Gross profit margin for the six months ended March 31, 2024 is tracking in line with pre-COVID seasonal metrics.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $2.2 million, or 8.9% to $22.1 million for the six months ended March 31, 2024 from $24.3 million for the six months ended March 31, 2023. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $5.2 million, or 8.3%, to $57.2 million for the six months ended March 31, 2024 from $62.3 million for the six months ended March 31, 2023. The decrease in gross profit was primarily the result of our 2023 Dispositions, specifically Roscioli Yachting Center, as well as a reduction in sales in our Distribution segment. These reductions were partially offset by the increase in service, parts & other gross profit margin. The increase in gross profit margin was due to a shift in mix of parts sales towards a higher concentration of aftermarket customers as compared to OEMs as well as a shift in the overall mix towards labor which is higher margin. Service, parts & other gross profit margin was 44.0% and 42.2% for the six months ended March 31, 2024 and 2023, respectively.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.9 million, or 1.1%, to $166.1 million for the six months ended March 31, 2024 from $168.0 million for the six months ended March 31, 2023. This decrease was primarily due to decreased personnel expenses including lower employee commissions, partially offset by expenses incurred to support maintaining revenues, including increased boat show related expenses. Selling, general and administrative expenses as a percentage of revenue increased to 19.5% from 18.9% for the six months ended March 31, 2024 and 2023, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.2 million, or 19.7%, to $9.1 million for the six months ended March 31, 2024 compared to $11.3 million for the six months ended March 31, 2023. The decrease in depreciation and amortization expense for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 was primarily attributable to a reduction in intangible assets due to the prior year impairment charge as well as a reduction in property and equipment following the 2023 Dispositions.
Transaction Costs
The decrease in transaction costs of $0.8 million, or 53.9%, to $0.7 million for the six months ended March 31, 2024 compared to $1.6 million for the six months ended March 31, 2023 was primarily attributable to a reduction in acquisition activity during the current year compared to the previous year.
Change in Fair Value of Contingent Consideration
During the six months ended March 31, 2024, we recognized a loss of $3.7 million related to updated forecasts and accretion of contingent consideration liabilities related to acquisitions completed in fiscal years 2021 and 2022.
Restructuring and impairment
During the six months ended March 31, 2024, we made proactive changes to better align our cost structure with the normalization of sales and margins and accordingly, recognized a loss of $11.8 million related to the restructuring activities. Restructuring charges include amounts related to the reduction of headcount, closure of select satellite locations, termination of certain manufacturer relationships, and abandonment of certain in-process IT related projects.
Income from Operations
Income from operations decreased $55.1 million, or 73.1%, to $20.3 million for the six months ended March 31, 2024 compared to $75.4 million for the six months ended March 31, 2023. The decrease was primarily attributable to the $44.9 million decrease in gross profit for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023, in addition to the $11.8 million in restructuring and impairment expenses during the six months ended March 31, 2024.
Interest Expense – Floor Plan
Interest expense – floor plan increased $6.1 million, or 59.4%, to $16.3 million for the six months ended March 31, 2024 compared to $10.3 million for the six months ended March 31, 2023. Floor plan related interest expense increased primarily due to an increase in the average inventory for the six months ended March 31, 2024 compared to the six months ended March 31, 2023, as well as an increase in interest rates.
Interest Expense – Other
Interest expense – other increased by $2.2 million, or 13.3%, to $18.3 million for the six months ended March 31, 2024 compared to $16.2 million for the six months ended March 31, 2023. The increase in interest expense – other was primarily related to higher interest rates.
Other Expense (Income), Net
Other expense (income), net changed by $3.1 million, or 371.9%, to $2.2 million of expense for the six months ended March 31, 2024 compared to $0.8 million of income for the six months ended March 31, 2023. The change was primarily related to $2.2 million in expenses recognized for two separate EF3 tornado events that significantly impacted our operations in Russel's Point, Ohio and Panama City Beach, Florida during the six months ended March 31, 2024.
Income Tax (Benefit) Expense
Income tax (benefit) expense changed by $15.5 million, or 136.3%, to a $4.1 million income tax benefit for the six months ended March 31, 2024 compared to $11.3 million of income tax expense for the six months ended March 31, 2023. The change was primarily attributable to the 133.3% decrease in income before income tax expense for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023.

Table of Content
Net (Loss) Income
Net (loss) income decreased by $50.9 million to a $12.5 million loss for the six months ended March 31, 2024 compared to $38.5 million of income for the six months ended March 31, 2023. The decrease was primarily attributable to the $55.1 million decrease in income from operations, the $2.2 million increase in interest expense – other, the $6.1 million increase in interest expense – floor plan and the $3.1 million change in other expense (income), net, partially offset by the $15.5 million change in income tax (benefit) expense for the six months ended March 31, 2024 compared to the six months ended March 31, 2023.
Comparison of Non-GAAP Financial Measure
Adjusted EBITDA
We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax (benefit) expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, gain (loss) on extinguishment of debt, restructuring and impairment, stock-based compensation and transaction costs.
Our Board, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the change in the fair value of contingent consideration, gain (loss) on extinguishment of debt, income tax (benefit) expense, restructuring and impairment, stock-based compensation and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Table of Content
The following tables present a reconciliation of Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented.
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net (loss) income	$(4,509)	$27,037
Interest expense – other	9,192	8,604
Income tax (benefit) expense	(1,846)	7,964
Depreciation and amortization	5,564	6,360
Stock-based compensation	2,277	2,491
Change in fair value of contingent consideration	3,132	1,736
Transaction costs	145	241
Restructuring and impairment	11,847	—
Other expense (income), net	2,493	(187)
Adjusted EBITDA	$28,295	$54,246
Adjusted EBITDA was $28.3 million for the three months ended March 31, 2024 compared to $54.2 million for the three months ended March 31, 2023. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit and the increase in interest expense - floor plan for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Six Months Ended March 31, 2024, Compared to Six Months Ended March 31, 2023

	Six Months Ended March 31,
($ in thousands)	2024	2023
Net (loss) income	$(12,479)	$38,465
Interest expense – other	18,344	16,188
Income tax (benefit) expense	(4,122)	11,348
Depreciation and amortization	10,470	12,542
Stock-based compensation	4,669	5,064
Change in fair value of contingent consideration	3,704	327
Transaction costs	724	1,571
Restructuring and impairment	11,847	—
Other expense (income), net	2,246	(826)
Adjusted EBITDA	$35,403	$84,679
Adjusted EBITDA was $35.4 million for the six months ended March 31, 2024 compared to $84.7 million for the six months ended March 31, 2023. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit and the increase in interest expense - floor plan for the six months ended March 31, 2024 compared to the six months ended March 31, 2023.
Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share
We view Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share as important indicators of performance. We define Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. as Net Income (Loss) Attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other expense (income), all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted (Loss) Earnings Per Share which presents all of the adjustments to net income attributable to OneWater Marine Inc. noted above on a per share basis.

Table of Content
Our Board, management team and lenders use Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of unusual or one time charges and other items (such as the change in fair value of contingent consideration, intangible amortization, restructuring and impairment and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) attributable to OneWater Marine Inc. is the GAAP measure most directly comparable to Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Net (loss) earnings per share of Class A common stock - diluted is the GAAP measure most directly comparable to Adjusted Diluted (Loss) Earnings Per Share. Our non-GAAP financial measures should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share in the future, and any such modification may be material. Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share have important limitations as analytical tools and you should not consider Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. or Adjusted Diluted (Loss) Earnings Per Share in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Table of Content
The following tables present a reconciliation of Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. to our net (loss) income attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share to our net (loss) earnings per share of Class A common stock - diluted, which are the most directly comparable GAAP measures for the periods presented.
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023.

	Three Months Ended March 31,
Description	2024	2023	Change
	($ in thousands)
Net (loss) income attributable to OneWater Marine Inc.	$(3,969)	$22,804	$(26,773)
Transaction costs	145	241	(96)
Intangible amortization	2,078	3,294	(1,216)
Change in fair value of contingent consideration	3,132	1,736	1,396
Restructuring and impairment	11,847	—	11,847
Other expense (income), net	2,493	(187)	2,680
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(1,773)	(463)	(1,310)
Adjustments to income tax (benefit) expense (2)	(4,122)	(1,063)	(3,059)
Adjusted net (loss) income attributable to OneWater Marine Inc.	9,831	26,362	(16,531)

Net (loss) earnings per share of Class A common stock - diluted	$(0.27)	$1.56	$(1.83)
Transaction costs	0.01	0.02	(0.01)
Intangible amortization	0.14	0.22	(0.08)
Change in fair value of contingent consideration	0.22	0.12	0.10
Restructuring and impairment	0.81	—	0.81
Other expense (income), net	0.17	(0.01)	0.18
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.12)	(0.03)	(0.09)
Adjustments to income tax (benefit) expense (2)	(0.28)	(0.07)	(0.21)
Adjustment for dilutive shares (3)	(0.01)	—	(0.01)
Adjusted (loss) earnings per share of Class A common stock - diluted	$0.67	$1.81	$(1.14)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an estimated effective tax rate.
(3) Represents an adjustment for shares that are anti-dilutive for GAAP earnings per share but are dilutive for adjusted earnings per share.
Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share were $9.8 million and $0.67, respectively, for the three months ended March 31, 2024 compared to Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share of $26.4 million and $1.81, respectively, for the three months ended March 31, 2023. The decrease in Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit and the increases in interest expense - floor plan and interest expense - other, all partially offset by the decrease in selling, general and administrative expenses and income tax expense for the three months ended March 31, 2024, each as compared to the three months ended March 31, 2023. The decrease in Adjusted Diluted (Loss) Earnings Per Share resulted from the decrease in Adjusted Net (Loss) Income Attributable to OneWater Marine Inc.

Table of Content

Six Months Ended March 31, 2024, Compared to Six Months Ended March 31, 2023.

	Six Months Ended March 31,
Description	2024		2023	Change
	($ in thousands)
Net (loss) income attributable to OneWater Marine Inc.	$(11,139)		$31,704	$(42,843)
Transaction costs	724	—	1,571	(847)
Intangible amortization	3,657		6,586	(2,929)
Change in fair value of contingent consideration	3,704		327	3,377
Restructuring and impairment	11,847		—	11,847
Other expense (income), net	2,246		(826)	3,072
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(1,996)		(697)	(1,299)
Adjustments to income tax (benefit) expense (2)	(4,642)		(1,601)	(3,041)
Adjusted net (loss) income attributable to OneWater Marine Inc.	4,401		37,064	(32,663)

Net (loss) earnings per share of Class A common stock - diluted	$(0.77)		$2.17	$(2.94)
Transaction costs	0.05		0.11	(0.06)
Intangible amortization	0.25		0.45	(0.20)
Change in fair value of contingent consideration	0.26		0.02	0.24
Restructuring and impairment	0.81		—	0.81
Other expense (income), net	0.15		(0.06)	0.21
Net (loss) income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.14)		(0.05)	(0.09)
Adjustments to income tax (benefit) expense (2)	(0.32)		(0.11)	(0.21)
Adjusted (loss) earnings per share of Class A common stock - diluted	$0.29		$2.53	$(2.24)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an estimated effective tax rate.
Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share were $4.4 million and $0.29, respectively, for the six months ended March 31, 2024 compared to Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. and Adjusted Diluted (Loss) Earnings Per Share of $37.1 million and $2.53, respectively, for the six months ended March 31, 2023. The decrease in Adjusted Net (Loss) Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit and the increases in interest expense - floor plan and interest expense - other, all partially offset by the decrease in income tax expense for the six months ended March 31, 2024, each as compared to the six months ended March 31, 2023. The decrease in Adjusted Diluted (Loss) Earnings Per Share resulted from the decrease in Adjusted Net (Loss) Income Attributable to OneWater Marine Inc.

Table of Content
Seasonality
Our business, along with the entire boating industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, our operations could be substantially more seasonal if we acquire dealer groups that operate in colder regions of the United States. Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, reduced rainfall levels or excessive rain, may limit access to boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes, tornadoes, and other storms have and could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. We believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area. Additionally, due to a global pandemic, our seasonal trends may also change as a result of, among other things, location closures, disruptions to the supply chain and inventory availability, manufacturer delays, and cancellation of boat shows.
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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. As of March 31, 2024, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements, except for purchase commitments under supply agreements entered into in the normal course of business.
Cash Flows
Analysis of Cash Flow Changes Between the Six Months Ended March 31, 2024 and 2023
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended March 31,
($ in thousands)	2024	2023	Change
Net cash used in operating activities	$(86,328)	$(169,259)	$82,931
Net cash provided by (used in) investing activities	29,775	(40,379)	70,154
Net cash provided by financing activities	21,433	220,355	(198,922)
Effect of exchange rate changes on cash and restricted cash	(5)	19	(24)
Net change in cash	$(35,125)	$10,736	$(45,861)

Table of Content
Operating Activities. Net cash used in operating activities was $86.3 million for the six months ended March 31, 2024 compared to net cash used in operating activities of $169.3 million for the six months ended March 31, 2023. The $82.9 million decrease in cash used in operating activities was primarily attributable to a $136.5 million decrease in the change in inventory, offset by a $50.9 million decrease in net income for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023.
Investing Activities. Net cash provided by investing activities was $29.8 million for the six months ended March 31, 2024 compared to net cash used in investing activities of $40.4 million for the six months ended March 31, 2023. The $70.2 million increase in cash provided by investing activities was primarily attributable to a $45.1 million increase in proceeds from disposal of a business related to the disposal of Roscioli Yachting Center and a $28.6 million decrease in cash used in acquisitions for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023.
Financing Activities. Net cash provided by financing activities was $21.4 million for the six months ended March 31, 2024 compared to net cash provided by financing activities of $220.4 million for the six months ended March 31, 2023. The $198.9 million decrease in financing cash flow was primarily attributable to a $125.4 million decrease in net borrowings on our Inventory Financing Facility, a $47.0 million increase in payments on long-term debt, a $10.0 million decrease in the proceeds from long-term debt and a $18.8 million payment to purchase the non-controlling interest of Quality Assets and Operations, LLC for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023.
Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company did not make share repurchases during the six months ended March 31, 2024. The Company has $48.1 million remaining under the share repurchase program.
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
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants as of March 31, 2024.
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

Table of Content
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
We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including certain provisions related to the Funded Debt to EBITDA Ratio and the Fixed Charge Coverage Ratio (as defined in the Inventory Financing Facility). We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral securing the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interests of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired marine retailers (ix) make any change in any of our marine retailers’ capital structure or in any of their business objectives or operations which might in any way adversely affect the ability of such marine retailer to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and certain of its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo. Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt, may make distributions to the Company for repurchases of the Company's common stock subject to certain financial ratios, and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our President and Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.
As of March 31, 2024 and September 30, 2023, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $579.7 million and $489.0 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the six months ended March 31, 2024 and the year ended September 30, 2023, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 5.9% and 5.7%, respectively. As of March 31, 2024 and September 30, 2023, our additional available borrowings under our Inventory Financing Facility were $70.3 million and $61.0 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. As of March 31, 2024, we were in compliance with all covenants under the Inventory Financing Facility.
Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have from time to time entered into notes payable agreements with the acquired entities to finance these acquisitions. As of March 31, 2024, our indebtedness associated with our acquisition note payable totaled $1.1 million with an interest rate of 4.0% per annum and a maturity date of December 1, 2024.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $110,000, and mature on dates between April 2024 to April 2029. As of March 31, 2024, we had $3.1 million outstanding under the commercial vehicles notes payable.
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

Table of Content
As of March 31, 2024 and September 30, 2023, our liability under the Tax Receivable Agreement was $43.1 million. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to TRA Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due; generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on an outstanding balance of $579.7 million as of March 31, 2024, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $5.8 million. We do not currently hedge our interest rate exposure. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on an outstanding balance of $422.2 million and Term SOFR as of March 31, 2024, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $4.2 million. We do not currently hedge our interest rate exposure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. In the opinion of our management, as of March 31, 2024, we do not believe that any of the pending litigation, disputes or claims against us would have a material adverse effect on our financial condition, cash flows or results of operations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including, to the extent practicable or advisable, Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended March 31, 2024. The Company has $48.1 million remaining under the share repurchase program.
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

May 3, 2024