Form 10-K
period 2024-09-30
OneWater Marine Inc.
filed 2024-12-10
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on March 31, 2024, was $311,817,071.
The registrant had 14,826,496 shares of Class A common stock, par value $0.01 per share, and 1,429,940 shares of Class B common stock, par value $0.01 per share, outstanding as of November 26, 2024.
Auditor’s Name: Grant Thornton LLP
Auditor’s Location: Atlanta, GA
Auditor’s PCAOB ID Number: 248
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements may include statements about:
•general economic conditions, including changes in employment levels, rates of inflation, consumer demand, preferences and confidence levels, fuel prices, levels of discretionary income, and consumer spending patterns;
•economic conditions in certain geographic regions in which we primarily generate our revenue;
•credit markets and the availability and cost of borrowed funds;
•our business strategy, including acquisitions and Dealership same-store growth;
•our ability to integrate acquisitions or conduct dispositions;
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
•general domestic and international political and regulatory conditions, including changes in tax or fiscal policy;
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
•cash flow and access to capital;
•the timing of development expenditures; and
•the other risks described under “Risk Factors” and discussed elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2024.
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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 96 dealership locations, 10 distribution centers/warehouses and multiple online marketplaces as of September 30, 2024. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. Additionally, the acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem, Inc. (now Ocean Bio-Chem, LLC) ("Ocean Bio-Chem") have significantly expanded our sales of marine-related parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution.
As of September 30, 2024, the Dealerships segment includes operations of 96 dealerships in 16 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 91% of revenues for the year ended September 30, 2024. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2024, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. We offer a wide array of new boats at various price points through relationships with over 35 manufacturers covering more than 50 brands. We believe we are currently a top-three customer for 25 of our brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 8% of our total sales volume.
As of September 30, 2024, the Distribution segment includes the activity of three of our fully-owned businesses, Central Assets & Operations, LLC d/b/a PartsVu ("PartsVu"), Ocean Bio-Chem and its subsidiaries and T-H Marine and its subsidiaries, which together operate 10 distribution centers/warehouses in Alabama, Florida, Oklahoma, Indiana and Tennessee and represents approximately 9% of revenues. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. Non-boat sales were approximately 19.3% of revenue and 40.0% of gross profit in fiscal year 2024, 19.5% of revenue and 35.6% of gross profit in fiscal year 2023 and 17.8% of revenue and 30.1% of gross profit in fiscal year 2022. We believe that our diversification of revenue streams, the strength of our industry relationships and our scale enables us to receive among the best pricing and terms available across all of the products that we carry. We routinely evaluate our sales performance and consumer demand to ensure that the economic relationship we have in place with our manufacturers and suppliers optimizes our profitability.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 81 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 34 acquisitions. Our current portfolio as of September 30, 2024 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.
Our Market and Our Customer
Consumer spending in the United States on boats, engines, services, parts, accessories and related purchases reached $57.7 billion in 2023, down 2.6% from 2022, and has, on average, grown 6% annually since 2012. New powerboat sales have driven market growth and reached $15.8 billion in 2023, resulting in an 11% average annual growth rate since 2012. Of the approximately 959,000 powerboats sold in the United States in 2023, 82% of total units sold (approximately 783,000) were pre-owned. Relative demand for new and late-model boats has remained strong in recent years in part due to the continuous evolution of boat technology and design including, but not limited to, seating configurations, power, efficiency, instrumentation and electronics, and wakesurf gates, each of which represents a material design improvement that cannot be matched by more dated boat models. We believe the increasing pace of innovation in technology and design will result in more frequent upgrade purchases and ultimately higher sales volumes of new and late-model, pre-owned boat sales.
The boat dealership market is highly fragmented and is comprised of approximately 4,000 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however we do have other large competitors. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 4% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. Our inventory and product selection allow us to cater to a highly diverse customer base with price points and boat types that appeal to a broad spectrum of budgets and preferences. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine and Ocean Bio-Chem have significantly expanded our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high-margin service parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.
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

Acquisition Strategy: We believe there is a tremendous opportunity for us to expand in both existing and new markets, given that the industry is highly fragmented with most boat retailers owning three or fewer stores. We seek to create value by implementing the best tested operational practices to family-owned and operated businesses that previously lacked the resources, management experience and expertise to maximize the profitability of the acquired standalone businesses. We believe that our dealer group branding strategy, which retains the name, logo and trademarks associated with each dealership or dealer group at the time of acquisition, significantly differentiates us from our largest competitors who employ singular, national branding strategies. In addition, we have and may again acquire businesses that focus on the sales of parts and accessories. We believe there is a significant opportunity for us to expand our presence in this less cyclical and higher margin business. We are committed to maintaining local and regional branding because we believe that the value of retaining the goodwill and long-standing customer relationships of these local businesses, many of which have been built by families over decades, far exceeds the benefits of attempting to establish a potentially unfamiliar “OneWater” national brand. In addition, preserving this established identity maintains the long-term engagement of former owners because their name and reputation remain figuratively and literally “on the door.” We believe that the marine industry is underpinned by strong fundamental drivers, and that, with the implementation of operational control measures and the injection of resources, local dealerships can significantly increase revenues and profitability. We believe our status as a consolidator of choice is based on the expertise we have developed through completing 34 acquisitions (81 dealerships, 12 distribution centers/warehouses acquired) since the combination of Singleton Marine and Legendary Marine in 2014, our growing cash flow and financial profile, and our footprint of retailers within prime markets. Our ability to acquire additional locations or dealer groups at attractive multiples is further enhanced by our growing reputation for retaining the seller’s management team and keeping their branding and legacy intact. Accordingly, the sellers remain actively involved in the business and many have remained employed with us for years beyond the closing of the acquisition. We believe there is significant opportunity to expand our dealership footprint in regions with strong boating cultures. While we have a strong presence in the Southeastern portion of the United States, there are several areas of opportunity in states adjacent to our current geographic footprint as well as states in new regions in the Midwest and Western United States. We continue to strategically evaluate potential acquisitions and as a result of our reputation in the marketplace, we expect our pipeline of potential acquisitions to remain strong.
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
In 2023, $57.7 billion was spent on retail boating sales, which has contributed to annual growth of 6% percent since 2012. Consumer marine spending includes purchases of new and pre-owned boats; marine products such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. New boat sales and pre-owned boat sales constituted 38% and 20% of 2023 boating retail sales, respectively, based on industry data from the National Marine Manufacturers Association (“NMMA”). The NMMA estimates that approximately 940,000 pre-owned boats were sold in 2023. Non-boat sales include aftermarket accessories (21% of total 2023 boating retail sales) and finance & insurance products and ancillary services, such as insurance, maintenance and fuel (21% of total 2023 boating retail sales). The strategic acquisitions we made in our Distribution segment have increased our presence in the significant aftermarket accessories market.
Boat sales volumes are correlated with consumer confidence and the availability of consumer credit. Innovation, including updated boat configurations, hull designs, wake gates and other electronics, contribute to shorter boat upgrade cycles which typically results in higher unit sales volume. Pre-owned traditional powerboat sales were approximately $10.3 billion in 2023, which represents a decrease of 15.3% compared to 2022. After the significant growth in 2020 and 2021, pre-owned traditional powerboat sales have normalized following the COVID-19 pandemic but still remain well in excess of the pre-pandemic level of $9.2 billion in 2019. With the exception of 2020 - 2022, pre-owned traditional powerboat sales have remained relatively consistent seen since 2006 and through economic cycles. The boat dealership market is highly fragmented with approximately 4,000 dealerships nationwide, and the majority of retailers are owner-operated with three stores or fewer. Independent retailers typically offer a limited selection of boat brands, and they predominantly focus on new boat sales with less expertise and capacity to create a meaningful business from non-boat sales such as finance & insurance products.
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

New and Pre-Owned Boat Sales
Our Dealership segment focuses primarily on the sale of new and pre-owned recreational boats, including saltwater fishing boats, pontoon, runabout, wake/ski boats, and yachts. We offer products from a broad variety of manufacturers and brands without relying on any one manufacturer or brand in particular. No single brand accounted for more than 8% of our total sales volume in fiscal year 2024. We also sell pre-owned versions of the brands we offer and pre-owned boats of other brands we take as trade-ins or acquire. During fiscal year 2024, new boat sales accounted for approximately $1,118.3 million or 63.1% of our consolidated revenue, and pre-owned boat sales accounted for approximately $312.2 million or 17.6% of our consolidated revenue.
We offer new and pre-owned recreational boats in a broad range of product categories. We believe that the product lines and brands we offer are among the highest quality within their respective market categories, with well-established brand recognition and reputations for quality, performance, styling and innovation.
Fishing Boats. Revenue from fishing boats comprised 38% of our new boat revenue for fiscal year 2024. The fishing boats we offer range from entry-level models to advanced models, from brands such as Everglades, Grady-White, Pursuit, Sportsman, Cobia and World Cat, each designed for fishing and water sports in lakes, bays and off-shore waters, with cabins with limited live-aboard capability. The fishing boats we offer typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads and fresh and saltwater washdowns.
Pontoon Boats and Runabouts. Revenue from pontoon boats and runabouts comprised 29% of our new boat revenue for fiscal year 2024. We offer a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs, from brands such as Bennington and Barletta. Our runabouts, such as Cobalt, Regal, Chris-Craft and Yamaha, target the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. The models we offer may include amenities such as advanced navigation electronics and sound systems, a variety of hull, deck, and cockpit designs that can include a swim platform, bow pulpit and raised bridges, and swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. With a variety of designs and options, the pontoon boats and runabouts we offer appeal to a broad audience of boat enthusiasts and existing customers.
Wake/Ski Boats. Revenue from wake/ski boats comprised 4% of our new boat revenue for fiscal year 2024. The ski boats we offer range from entry-level models to advanced models, from brands such as Axis and Malibu, all of which are designed to generate specific wakes for optimal skiing, surfing and wakeboarding performance and safety. With a broad range of designs and options, the ski boats we offer appeal to both competitive and recreational users.
Yachts. Revenue from yachts comprised 24% of our new boat revenue for fiscal year 2024. The yachts we offer range from traditional models to advanced models, from brands such as Absolute, Riviera, Tiara and Sunseeker. The yacht product lines typically include state-of-the-art designs with live-aboard luxuries, offering amenities such as flybridges with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations.
Motors, Trailers, Personal Water Crafts (“PWC”), Wholesale and Other. Revenue from motors, trailers, PWC, wholesale and other sales comprised 5% of our new boat revenue for fiscal year 2024. The motors and trailers we offer range in size, horsepower, length and style dependent upon the type of boat our customers may own. We offer PWC, primarily including models from Yamaha and Sea Doo, which appeal to a broad audience of customers. Wholesale sales primarily consist of transactions with other dealers and other sales include the remaining new inventory products we offer.
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
Fee income generated from finance & insurance products accounted for approximately $51.5 million or 2.9% of our revenue during fiscal year 2024. We believe that our customers’ ability to obtain competitive, prompt and convenient financing at our dealerships strengthens our ability to sell new and pre-owned boats and gives us an advantage over many of our competitors, particularly our smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate enough finance & insurance product volume to attract the broad range of financing sources that are available to us.
Service, Parts & Other
Service, parts & other accounted for approximately $290.7 million or 16.4% of our revenue during fiscal year 2024 and is comprised of revenues generated from our Dealerships and Distribution reporting segments.
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
At certain of our dealerships, we offer marina and boat rental services, which are generally recurring in nature and create additional opportunities to connect with potential buyers. We maintain a small fleet of rental boats, and, after one season, the rental boats are repurposed for pre-owned sales. Additionally, we operate 20 marina locations that provide fueling, docking and indoor and outdoor storage.
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

This segment has advanced our strategic growth and diversification strategies and has expanded our addressable market in the parts and accessories business. We believe that the expansion will allow us to drive deeper customer engagements through the offer of private label consumable products and may help partially offset the industry cyclicality of boat sales.
Locations
In our Dealership segment, we offer new and pre-owned recreational boats and other related marine products and boat services through 96 dealerships in 16 states as of September 30, 2024. Each dealership generally includes an indoor showroom and an outside display area for our new and pre-owned boat inventories, along with a business office to facilitate finance & insurance products and repair and maintenance services facilities. We also have 10 locations spanning 5 states in our Distribution segment. The use of these facilities varies and primarily includes manufacturing facilities, distribution centers, warehouses, administrative and product testing centers.
Operations
Operations and Management
The operational management of our retail locations are decentralized, with certain administrative functions centralized at the corporate level and the primary responsibility of day-to-day operations localized at the dealership. Each location is managed by a general manager, often a former owner, who oversees the day-to-day operations and financial performance of that particular individual location. Each retail location also has a staff typically consisting of sales representatives, a finance & insurance manager, a service manager, a parts manager, maintenance and repair technicians and additional support personnel. Distribution centers/warehouses typically have an on-site management team and warehouse workers. Sales, administrative functions and marketing for distribution centers/warehouses are primarily at a centralized level.
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
We offer a wide array of new boats at various price points through relationships with over 35 manufacturers covering more than 50 brands. We believe we are currently a top-three customer for 25 of our brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 8% of our total sales volume. Additionally, our top brand only accounts for approximately 12% of new boat sales. However, sales of new boats from the top ten brands represent approximately 41.7% of our total sales volume for fiscal year 2024.
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
Our inventory turnover ratio, which is calculated as cost of goods sold for the period divided by the average inventory over the same period, was 2.2x and 2.9x for fiscal years 2024 and 2023, respectively.
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
We are party to our Inventory Financing Facility (as defined below). For the years ended September 30, 2024, 2023 and 2022, interest on new boats and for rental units was calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility section below). Our Inventory Financing Facility requires us to pay the benchmark rate plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. The interest rate for pre-owned boats is calculated using the new boat rate set forth above plus 0.25%.
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

Seasonality
Our business, along with the entire retail marine industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. Over the three-year period ended September 30, 2024, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 20%, 27%, 31%, and 22%, respectively, of our average annual revenues. Every January, the onset of consumer boat and recreation shows generally marks the beginning of an increase in boat sales which allows us to begin to reduce our inventory levels and related short-term borrowings for the remainder of the fiscal year.
Our limited ability to participate in boat shows in our existing target markets, including cancellation of boat shows for any reason, including weather events or a global health crisis, could have an impact on our seasonality. To the extent boat shows may be delayed or cancelled, we intend to hold complementary sales events on a smaller, more personalized scale.
Our business is also sensitive to weather patterns, such as unseasonably cool weather, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, which may shorten the selling season, limit access to certain locations for boating or render boating hazardous or inconvenient, thereby curtailing customer demand for our products and services and adversely affecting our results of operations. Additionally, hurricanes, tornadoes and other storms have and in the future may cause disruptions to our business operations or damage to our inventories and facilities. We believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area.
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
We compete primarily with local marine retailers who own three or fewer stores, as well as with a limited number of larger operators. Additionally, with respect to sales of marine parts, accessories, and equipment, we also compete with national specialty marine parts and accessory stores, online catalog retailers, sporting goods stores, and mass merchants. Competition within the retail marine industry is generally based on the quality and variety of available products, the price and value of the products and services and attention to customer service. We face significant competition from our current market and will likely face significant competition in any new markets that we may enter. We also face competition from retailers in certain markets who sell boat brands, parts and engines that we do not currently carry in such markets. Additionally, a number of our competitors are large national or regional chains that have substantially more financial, marketing and other resources than us, especially with regard to those that sell boating accessories. We also face competition from private sellers of pre-owned boats and online merchants entering the resale boating industry. However, we believe that our integrated corporate infrastructure, marketing and sales capabilities, cost structure, industry expertise and customer experience enable us to compete effectively against these competitors.
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
Human Capital Resources
As of September 30, 2024, we had 2,203 employees, 1,965 of whom were in location-level operations and 238 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.
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
Our Corporate Structure
OneWater Inc. was incorporated as a Delaware corporation in April 2019 for the purpose of completing the IPO and related transactions. On February 12, 2020, in connection with the IPO, OneWater Inc. became a holding company whose sole material asset consists of units in OneWater LLC (the “OneWater LLC Units”). OneWater LLC holds all of the equity interest in One Water Assets & Operations (“OWAO”), which owns all of our operating assets. The remainder of the OneWater LLC Units are held by certain Legacy Owners (the “OneWater Unit Holders”). References in this Form 10-K to the “Legacy Owners” refer to the owners of OneWater LLC as they existed immediately prior to the Reorganization.
As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the business and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries, conducts its business. As a result, we consolidate the financial results of OneWater LLC and its subsidiaries and report temporary equity related to the portion of OneWater LLC Units not owned by us, which will reduce net income (loss) attributable to the holders of our Class A common stock, par value $0.01 per share (“Class A common stock”). As of November 26, 2024, OneWater Inc. owned 91.2% of OneWater LLC.
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

Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors:

Name	Position	Age

P. Austin Singleton	Founder, Chief Executive Officer and Director	51

Anthony Aisquith	President, Chief Operating Officer and Director	57

Jack Ezzell	Chief Financial Officer and Secretary	54

John F. Schraudenbach	Director and Chairman of the Board of Directors	65

Bari A. Harlam	Director	63

Carmen Bauza	Director	62

Christopher W. Bodine	Director	69

J. Steven Roy	Director	64

Jeffery B. Lamkin	Director	55

John G. Troiano	Director	54
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
Jack Ezzell has served as our Chief Financial Officer since April 2019 and as the Chief Financial Officer of OneWater LLC since 2017. Mr. Ezzell has over 25 years of accounting and finance experience, with over 20 years of experience in the boating industry specifically. Immediately prior to beginning his tenure as Chief Financial Officer of OneWater LLC, Mr. Ezzell was a General Manager at MarineMax (NYSE: HZO), where he oversaw all dealership operations at MarineMax’s Clearwater and St. Petersburg, Florida locations. From 2010 to 2015, Mr. Ezzell served as Chief Accounting Officer of Masonite International Corporation (NYSE: DOOR), and from 1998 to 2010, he served as the Controller and as the Chief Accounting Officer at MarineMax. Prior to joining MarineMax, Mr. Ezzell began his career as an auditor for Arthur Andersen. Mr. Ezzell is a Certified Public Accountant and obtained his Bachelor of Science in Accounting from Western Carolina University.

Non-Employee Directors
John F. Schraudenbach has served on our Board of Directors since the closing of our IPO and has served as Chairman of the Board of Directors since 2023. Mr. Schraudenbach is a partner with The Goodwin Group, an executive retained search firm. Prior to joining Goodwin, Mr. Schraudenbach held various positions at Ernst & Young for 37 years until his retirement in June 2019. Mr. Schraudenbach serves on the board of Proficient Auto Logistics, Inc. (NASDAQ: PAL), a company in the auto hauling industry. He also serves on the board of Printpack, Inc a private manufacturer of packaging materials for consumer products and other industries. Mr. Schraudenbach also serves on the University of Georgia Foundation Board as well as various other civic organizations. Mr. Schraudenbach received both a Bachelor and Masters of Accounting from the University of Georgia. He was a Certified Public Accountant. Our Board of Directors believes Mr. Schraudenbach is qualified to serve on our Board of Directors because of his substantial financial and business expertise.
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
J. Steven Roy has served on our Board of Directors since August 2022. Mr. Roy has served as an independent financial advisor since 2019, managing investment activities for a large family office. Prior to working independently, Mr. Roy was the Chief Financial Officer for AAA Cooper Transportation (“ACT”) from 2004 to 2019, a multi-regional logistics company. Mr. Roy simultaneously served as a member of the ACT Board of Directors. Prior to that, he was the Executive Vice-President and Chief Financial Officer of Movie Gallery, Inc., a Nasdaq-listed video specialty retailer. Mr. Roy currently serves on the University of Alabama System Board of Trustees and previously served as a Director at the Business Council of Alabama and the Dothan Area Chamber of Commerce. Mr. Roy earned his B.S. in Accounting from the University of Alabama. Our Board of Directors believes that Mr. Roy is qualified to serve on our Board of Directors because of his public company experience, as well as his financial and leadership background.

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
General economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit, fuel prices, levels of discretionary personal income, interest rates, periods of economic or political instability, public health crises, inflation, and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce or defer consumer spending in the markets we serve and adversely affect our business. Consumer spending, including that of high net worth individuals, on discretionary goods may also decline as a result of political uncertainty and instability, even if prevailing economic conditions are generally favorable. Economic conditions in areas in which we operate dealerships, particularly the Southeast and Gulf Coast regions in which we generated approximately 79%, 81% and 79% of our revenue during fiscal years 2024, 2023 and 2022, respectively, could have a major impact on our operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, wintry conditions or other storms, environmental conditions and specific events, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.
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
Since 2008, the U.S. Federal Reserve System has generally maintained policies producing a historically low-interest-rate environment. Interest rates rose throughout 2022 and 2023 and may rise in the future, and there can be no assurance as to what actions the Federal Reserve System will take in the future. Any change in interest rates or the market expectation of such change may result in significantly higher long-term interest rates.
Given that we sell products that are often financed, material increases in interest rates and adverse changes in fiscal policy or credit market conditions have, from time to time, negatively impacted our customers’ ability or desire to purchase our products and may continue to do so in the future. In addition, such an increase or adverse change could reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness or negatively impact the market price of our Class A common stock.

Risks Related to Our Industry and Competition
Our success depends to a significant extent on our manufacturers, and the loss of certain manufacturers could have an adverse effect on our business, financial condition, and results of operations.
We depend on our manufacturers for the sale of new boats. Sales of new boats from our top ten brands represents approximately 41.7%, 39.4% and 41.8% of total sales for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, making them major suppliers of our company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.1%, 13.9% and 15.6% of our consolidated revenue for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Any adverse change in the reputation, product development efforts, technological advancement, manufacturing capabilities, supply chain and third-party suppliers and financial condition of our manufacturers and their respective brands, would have a substantial adverse impact on our business. Any difficulties encountered by our manufacturers resulting from economic, financial, or other factors could also adversely affect the quality and amount of new boats and products that they are able to supply to us and the services and support they provide to us.
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
Over the three-year period ended September 30, 2024, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 20%, 27%, 31% and 22%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. We also have various dealerships in the Northeast and Midwest region of the United States, which typically experience colder temperatures in the winter months. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, the impact of seasonality could change if we acquire additional marine retailers that operate in colder regions of the United States, or if we acquire additional distribution businesses. Additionally, due to a global health crisis or other external factors, our seasonal trends may also change as a result of, among other things, dealership closures, disruptions to the supply chain and inventory availability, manufacturer delays, or cancellation of boat shows.
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
We compete primarily with local marine retailers who own three or fewer stores, as well as with a limited number of larger operators. Additionally, with respect to sales of marine parts, accessories, and equipment, we also compete with national specialty marine parts and accessory stores, online catalog retailers, sporting goods stores, and mass merchants. Competition within the retail marine industry is generally based on the quality and variety of available products, the price and value of the products, and attention to customer service. There is significant competition both within markets we currently serve and in new markets that we may enter. We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market. In addition, several of our competitors, especially those selling marine equipment and accessories, are large national or regional chains that have substantial financial, marketing, and other resources. Private sales of pre-owned boats represent an additional source of competition.
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
Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 81 additional dealerships and 12 warehouses/distribution centers through 34 acquisitions. Additionally, we actively evaluate and pursue acquisitions on an ongoing basis. We continue to strategically evaluate and monitor our pipeline for potential acquisitions. Each acquired marine retailer operated independently prior to our acquisition. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired marine retailers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our companies. We may not be able to oversee the combined entity efficiently, realize anticipated synergies or effectively implement our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to successfully pursue our acquisition strategies or effectively operate the combined entity could have a material adverse effect on our rate of growth and operating performance. Further, if we acquire businesses or products that depend on a small number of customers and we are unable to retain key customers following the acquisition, our revenues may be adversely affected.
Unforeseen expenses, difficulties and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.
Our growth strategy of acquiring additional marine businesses involves significant risks. This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. We continue to integrate acquired marine businesses and these activities may require management to devote significant attention and resources to integrating acquired businesses with our business. Unforeseen expenses (including potential environmental legacy liabilities due to spills or other releases of regulated substances on or under real properties or resulting from a failure to comply with laws and regulations), difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Even if we are able to integrate acquired business operations successfully, there can be no assurance that the integration will result in the realization of the full benefit of synergies, cost savings, margin growth, insulation from cyclicality or operation effectiveness that we may expect or that any such benefits may be achieved within an anticipated time frame. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in expected returns required by our acquisition criteria to be in the best interest of stockholders. Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive marine businesses that best align with our culture and focus on customer service. In addition, we may encounter difficulties in integrating the operations of acquired marine businesses with our own operations, in retaining employees, in retaining and maintaining relationships with customers, suppliers or other business contacts, and in managing acquired marine businesses profitably without substantial costs, delays or other operational or financial problems. As part of our growth strategy, we generally retain existing key staff, including senior management, when we complete an acquisition. There can be no assurance that we will be able to retain marine businesses’ key staff, including senior management, when we complete an acquisition in the future and failure to do so could adversely affect our businesses.
The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our Class A common stock.

Our ability to continue to grow through the acquisition of additional marine businesses will depend upon various factors, including the following:
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
As a part of our acquisition strategy, we frequently engage in discussions with various marine businesses regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective marine businesses for a designated price during a specific time period, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.
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
If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our Class A common stock or membership interests in OneWater LLC for acquisitions will depend on the market value of our Class A common stock and the willingness of potential sellers to accept our Class A common stock or membership interests in OneWater LLC as full or partial consideration. Our inability to use our Class A common stock or membership interests in OneWater LLC as consideration, to generate cash from operations or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.
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
We import, assemble and/or manufacturer marine parts, products and accessories, which could expose us to potential increased costs and certain additional risks.
Our business includes the import, assembly, manufacture and sale of marine parts and accessories. We may invest considerable resources to develop, import, warehouse and distribute new and existing parts, products and accessories, and there is no assurance that they will be successful. Consequently, we might curtail or abandon them at any time, which could result in asset impairments and inventory write-downs.
Factors that could cause us to curtail or abandon one of such products include unexpected or increased costs or tariffs, delays in development or manufacturing, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands, preferences and shopping patterns regarding boat parts and accessories, or a determination that consumer demand no longer supports the product. Additional risks relating to such product offerings include product liability and product recalls for which we do not have third-party indemnification and contractual rights or remedies; increasing costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods) and intellectual property rights; our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.

Risks Related to Our Operations
The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory, the ability and willingness of our customers to finance boat purchases and our ability to fund future acquisitions.
OneWater LLC and certain of its subsidiaries are parties to the Inventory Financing Facility, which consists of uncommitted inventory floorplan financing of up to $595.0 million as of November 13, 2024. Failure to extend or source alternative financing arrangements could adversely impact our business. As of September 30, 2024 and 2023, we had an aggregate of $443.4 million and $489.0 million, respectively, outstanding under the Inventory Financing Facility. We rely on the Inventory Financing Facility to purchase and maintain our inventory of boats. For additional information relating to the terms of our Inventory Financing Facility including the entrance into the Consent, Waiver and Second Amendment to Eighth Amended and Restated Inventory Financing Agreement on November 14, 2023, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements—Inventory Financing Facility.”
Effective August 9, 2022, we entered into the A&R Credit Facility (together with the Inventory Financing Facility, the “Credit Facilities”), which provides for, among other things, (i) a single tranche of Revolving Commitments in an amount equal to $65.0 million (the “Revolving Facility”) and (ii) a single tranche of Initial Term Loans in an aggregate principal amount equal to $445.0 million (the “Term Facility”). As of September 30, 2024, we had $375.5 million outstanding under the Term Facility and $51.2 million outstanding under the Revolving Facility. For additional information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Our ability to borrow under the Credit Facilities depends on our ability to continue to satisfy our covenants and other obligations under the Credit Facilities. In particular, our ability to borrow under our Inventory Financing Facility depends on the ability of our manufacturers to be approved vendors under our Inventory Financing Facility. The aging of our inventory limits our borrowing capacity as defined curtailments under the Inventory Financing Facility reduce the allowable advance rate as our inventory ages. Depressed economic conditions, weak consumer spending, turmoil in the credit markets and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Credit Facilities to fund our operations. Accordingly, under such circumstances, it may be necessary for us to close dealerships, further reduce our expense structure, liquidate inventory below cost to free up capital, or seek to modify the covenants with our lenders. Any inability to utilize the Credit Facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Credit Facilities or replace or supplement the Credit Facilities, which may not be possible at all or under commercially reasonable terms. As of September 30, 2024, we were not in compliance with all of the covenants under our Credit Facilities; however, the covenant noncompliance was waived pursuant to Amendment No. 6. to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement ("Amendment No. 6") entered into on November 13, 2024 and the Consent, Waiver and Second Amendment to Eighth Amended and Restated Inventory Financing Agreement (the "November 2024 Inventory Financing Amendment") entered into on November 13, 2024. For additional information relating to Amendment No. 6 and the November 2024 Inventory Financing Amendment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.” Our additional available borrowings under the Credit Facilities as of September 30, 2024, prior to the 2024 Inventory Financing Amendment which decreased the capacity on the Inventory Financing Facility by $55.0 million, were approximately $218.9 million in the aggregate based upon the outstanding borrowings and maximum facility amounts.
The interest rates on the Credit Facilities are calculated using SOFR and Term SOFR (as further described in the Credit Facilities). SOFR and Term SOFR will fluctuate with changing market conditions and, as SOFR and Term SOFR increase, our interest expense will mechanically increase. Although we have entered into floating to fixed interest rate swap agreements with respect to the Credit Facilities, there can be no assurance that such agreements will be effective at reducing our exposure to risks caused by fluctuations in interest rates, and such agreements subject us to the risk that the counterparty to one or more of these arrangements may default on its performance under the terms of the agreement.
Similarly, decreases in the availability of credit and increases in the cost of credit could adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance & insurance activities.
Increases in fuel prices may adversely affect our business.
All of the recreational boats we sell are powered by gasoline or diesel engines. Consequently, a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. Increases in fuel prices may negatively impact boat sales. The price of or tax on fuels may significantly increase in the future, adversely affecting our business.
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
Although boat dealers are generally excluded from regulatory oversight under the Dodd-Frank Wall Street Reform and Consumer Protection Act, future changes in law could lead to additional, indirect regulation of boat dealers through its regulation of other financial institutions which provide such financing to our customers.
If interest rates rise, the fees we receive in connection with the financing may be limited or reduced as customers become more interest rate sensitive and the spreads that we are able to charge are compressed. The reduction of profit margins on sales of finance & insurance products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.

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
•imposition of tariffs;
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
Consumers are increasingly embracing shopping online and through mobile commerce applications. However, consumer preferences and e-commerce buying trends could change, and we may be vulnerable to additional risks and uncertainties associated with online sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Online marketplaces may also increase our access to sensitive, confidential or personal data or information that is subject to data privacy and information security laws and regulations. Our failure to successfully respond to these risks and uncertainties could reduce our online sales, increase our costs, diminish our growth prospects, damage our brands, and subject us to regulatory fines or investigations, which could negatively impact our operations and stock price. In addition, there is no guarantee that we will be able to successfully expand our online platforms. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which could place us at a competitive disadvantage. If we are unable to expand our online platforms, our growth plans could suffer, and the price of our Class A common stock could decline.
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
An impairment in the carrying value of long-lived assets, goodwill and identifiable intangible assets or restructuring charges could negatively impact our financial results and net worth.
Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2024, we have approximately $93.2 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.
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
During the year ended September 30, 2024, we evaluated our operations and underwent a restructuring plan (the "2024 Restructuring"), which resulted in the reduction of headcount and retail locations, cancellation of certain dealer agreements, and the cancellation of certain in-process information and technology related projects. As a result of the 2024 Restructuring, we recognized $15.3 million of restructuring charges during the fiscal year ended September 30, 2024. If we undergo additional restructuring plans in the future, we may take additional, potentially material, restructuring charges related to, among other things, employee termination or exit costs, which could have a material negative impact on our operating results and related financial statements. In addition, workforce changes can also temporarily reduce workforce productivity. We may not achieve or sustain the expected cost savings or other benefits of the 2024 Restructuring, or do so in a timely manner.
We primarily lease our locations. If we are unable to maintain those leases or locate alternative sites for our locations in our target markets and on terms that are acceptable to us, our revenues and profitability could be adversely affected.
We currently lease 102 of the real properties where we conduct operations. Most locations operate under long-term leases with an initial term of at least 10 years and one or more renewal options for an additional 5 to 10 years. Additionally, we have entered into location leases with certain related parties for which we incurred $2.5 million in lease expense in the fiscal year ended September 30, 2024. There can be no assurance that we will be able to maintain our existing locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
Climatic events in the areas where we operate have caused, and future climatic events may cause, disruptions and in some cases delays or suspensions in our operations that adversely impacted our business. For example, the physical effects of unseasonably wet weather, drought conditions, extended periods of below freezing weather, tropical storms, hurricanes, flooding, or other natural disasters have forced and may in the future force boating areas to close or render boating dangerous. This has resulted in and, in the future, could result in reduced customer demand for our products and services. One or more of these climatic events has in the past and may in the future result in physical damage to, or closure of, one or more of our facilities, and disruption or reduction in the availability of products. Concerns regarding global changes in climate could also adversely affect the levels of boat purchases.
In addition, the physical effects of climatic events, including wintry conditions, increased frequency and severity of tropical storms or hurricanes, tornadoes, fires, floods and other natural disasters, as well as sea level rise, could result in the disruption of our operations and/or third party supply chain vendors on whom we rely upon for products and services, including boat deliveries from manufacturers, damage to or inadvertent releases from fueling stations, or damage to or the loss of our boat inventories and facilities as has been the case when the Southeast and Gulf Coast regions and other markets have been affected by hurricanes such as Hurricane Helene, and Hurricane Milton in 2024. Such disruptions in our supply chain could damage our on-site inventory at our locations, result in remedial liability or administrative penalties, or cause serious limitations or delays in the operations of our locations. We maintain hurricane and casualty insurance, subject to deductibles, but such coverage may become signifciantly more expensive or impossible to procure in the future. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such climatic conditions, and not all such effects can be predicted, eliminated, mitigated, or insured against. Accordingly, while we traditionally maintain property and casualty insurance coverage for damage caused by climatic events such as severe weather or other natural disasters, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result thereof or that we will be able to procure coverage on commercially reasonable terms for such events in the future.
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
In the United States, no comprehensive federal climate change legislation has been implemented. With the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from specified sources in the United States, implement standards reducing emissions of methane, a form of GHG, from specified oil and gas sectors, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. While these rules largely do not directly impact our operations, they do represent a concerted effort at the federal level to reduce emissions of GHGs in an effort to mitigate adverse effects associated with climate change. Additionally, in August 2022 the Inflation Reduction Act of 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities in the oil and natural gas sector. The emissions fee and renewable and low carbon energy funding provisions of the law could accelerate the transition away from fossil fuels or otherwise adversely impact the production of marine motor fuels, which could in turn have an indirect adverse effect on our business and results of operations. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, disclosure of climate risk management, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020. In April 2021, the Biden Administration established a more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Additionally, various agreements and commitments have been made at the annual Conference of the Parties (“COP”) to eliminate certain fossil fuel subsidies, phase out fossil fuels in energy systems, and pursue further action on non-carbon dioxide GHGs, though none have been legally binding. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030. However, the incoming United States presidential administration may make changes to the United States’ participation in such initiatives or seek other legislative or regulatory changes related to climate change, but we cannot predict what, when or how the new Administration may take actions to exit, rollback or otherwise revise existing climate change-related agreements, orders, laws, or regulations or the ultimate impact such changes may have on our business or results of operations.
Litigation risks, including lawsuits against fossil-fuel energy companies arising from the production and use of fossil fuels that contribute to global warming effects, such as rising sea levels, erosion and damage to existing physical infrastructure, and financial risks for such entities as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors further exacerbate the potential for these indirect adverse effects. Moreover, the increased competitiveness of alternative “clean” energy sources such as wind and solar photovoltaic could also reduce demand for fossil fuels and therefore for our boating products, which would lead to a reduction in our revenues. The various suballiances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Furthermore, at COP28, parties agreed to set global targets to triple the capacity of renewable energy like wind and solar power, and to double the rate of energy efficiency improvements, both by 2023, and also called on countries to accelerate low- and zero-emission technologies like carbon capture and storage. These efforts could reallocate resources or potentially disincentive the production and sale of products like boat motors and other marine conveyances that rely upon fossil fuels, which could have a negative impact on our operations.
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
Increasingly, various jurisdictions are considering or implementing increased disclosure data for companies related to climate change and GHG emissions. In March of 2024, the SEC released a rule establishing a framework for reporting of climate risks, targets, and metrics. However, the rule is currently paused pending litigation and we cannot predict the final outcome. In addition, the incoming presidential administration is expected to repeal the SEC climate rule; however, the timeline for any repeal is subject to a number of uncertainties and likely could face legal challenges that would further delay the implementation of any repeal. Further, in October 2023 California passed climate disclosure laws that, among other requirements, will require public and private companies that do business in

California with total annual revenues exceeding certain thresholds to make disclosures including GHG emission data and climate-related financial risks. The implementing regulations for the law have not yet been drafted and the requirements are currently set to begin taking effect in 2026, with additional requirements phasing in through 2030. Moreover, some other states in which we operate, such as Illinois and New York, are considering adopting climate disclosure laws. While the laws have been subject to legal challenges and we are still assessing the impact of these requirements, additional reporting obligations could cause us to incur increased costs.
Increased focus on ESG matters could impact our operations and expose us to additional risks.
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor, regulatory and societal expectations regarding voluntary and mandatory ESG-related disclosures may result in increased costs, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital.
Furthermore, public statements with respect to ESG matters, such as emissions reduction goals or progress, other environmental targets or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. As a result, we may face increased litigation risks from private parties and regulatory enforcement from governmental authorities related to our real or perceived ESG efforts or lack thereof. Additionally, we could face increasing costs as we attempt to comply with and navigate further regulatory focus and scrutiny. Furthermore, we could be criticized by various anti-ESG stakeholders for the scope of our climate or ESG related goals or policies, our strategic choices regarding ESG matters as they may impact our operations now or in the future, or for any revisions to the same, as well as initiatives we may pursue or any public statements we may make. We could be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative or administrative treatment) or consumers (such as boycotts or negative publicity campaigns), which could adversely affect our reputation, business, financial performance, market access and growth.
Risks Related to Our Class A Common Stock
OneWater Inc. is a holding company. OneWater Inc.’s only material asset is its equity interest in OneWater LLC directly or indirectly through its equity ownership in other subsidiaries, and OneWater Inc. is accordingly dependent upon distributions from OneWater LLC to pay taxes, make payments under the Tax Receivable Agreement and cover OneWater Inc.’s corporate and other overhead expenses.
OneWater Inc. is a holding company and has no material assets other than its equity interest in OneWater LLC which it holds directly and through other direct and/or indirect subsidiaries. OneWater Inc. has no independent means of generating revenue. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt instruments, the OneWater LLC Agreement requires OneWater LLC to make pro rata cash distributions to OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash and in the event that payments under the Tax Receivable Agreement are accelerated, where applicable, we generally expect to fund such accelerated payment out of the proceeds of the change of control transaction giving rise to such acceleration. When OneWater LLC makes distributions, the OneWater Unit Holders are entitled to receive proportionate distributions based on their interests in OneWater LLC at the time of such distribution. In addition, the OneWater LLC Agreement requires OneWater LLC to make non-pro rata payments to OneWater Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the OneWater LLC Agreement. To the extent that OneWater Inc. needs funds and OneWater LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
Moreover, because OneWater Inc. has no independent means of generating revenue, OneWater Inc.’s ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of OneWater LLC to make distributions to OneWater Inc. and/or its direct and/or indirect subsidiaries that are OneWater Unit Holders in an amount sufficient to cover OneWater Inc.’s tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of OneWater LLC’s subsidiaries to make distributions to it and of OneWater Inc.'s direct and/or indirect subsidiaries that are OneWater Unit Holders ability to make ultimate distributions to OneWater Marine Inc. The ability of OneWater Inc.'s direct and/or indirect subsidiaries that are OneWater Unit Holders and/or OneWater LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions is subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by OneWater Inc.'s direct and/or indirect subsidiaries that are OneWater Unit Holders or OneWater LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that OneWater Inc. is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

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
An active, liquid and orderly trading market for our Class A common stock may not be maintained, and our stock price may be volatile.
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
•sales of our Class A common stock by us or our stockholders, or the perception that such sales may occur;
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
We may sell additional shares of Class A common stock in subsequent public offerings. We may also issue additional shares of Class A common stock or convertible securities. We have 14,826,496 outstanding shares of Class A common stock and 1,429,940 outstanding shares of Class B common stock as of November 26, 2024. Certain OneWater Unit Holders are party to a registration rights agreement (the “Registration Rights Agreement”), which requires us to effect the registration of any shares of Class A common stock that they receive in exchange for their OneWater LLC Units in certain circumstances.

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
On September 7, 2021, we filed a registration statement with the SEC on Form S-3 providing for, among other things, the registration of 375,000 shares of Class A common stock that may be sold in one or more secondary offerings by the selling stockholders named therein.
On September 6, 2024, we filed a registration statement with the SEC on Form S-3 providing for the registration of an indeterminate number of shares of Class A common stock to be offered, on a primary basis, at indeterminate prices with an aggregate offering price not to exceed $250,000,000.
On July 1, 2022, the first offering period began under the 2021 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2024, the ESPP provides for a maximum issuance of 453,870 shares of Class A common stock, subject to certain adjustments set forth in the ESPP.
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
If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the date hereof, and taking into account any redemptions that occurred prior thereto, the estimated early termination payment would, in the aggregate, be approximately $29.0 million (determined by applying a discount rate equal to the twelve-month SOFR published by CME Group Benchmark Administration Limited plus 171.513 basis points, applied against an undiscounted liability of $42.7 million calculated based on certain assumptions, including but not limited to a $23.91 per share price, an estimated blended statutory U.S. federal, state and local corporate income tax rate of 24.8%, no material change in U.S. federal income tax law, and that OneWater Inc. will have sufficient taxable income to utilize such estimated tax benefits). The foregoing number is merely an estimate and the actual payment could differ materially. In the event that OneWater Inc.’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, OneWater Inc. may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to OneWater Inc.’s breach, and we do not currently expect that OneWater Inc. would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that OneWater Inc. will be able to meet its obligations under the Tax Receivable Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Form 10-K.
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
We collect and store personal data through the ordinary course of our business that is subject to data privacy and information security laws and regulations. We also work with third-party partners that may in the course of their business relationship with us, collect, store, process and transmit sensitive data on our behalf and in connection with our products and services offerings. Despite our efforts to protect sensitive, confidential or personal data or information, our or our third-party partners’ information technology systems may be vulnerable to security breaches, ransomware theft, cyber phishing attacks, cyber-attacks created through artificial intelligence, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, inability to use our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. While no system failures, cyberattacks or security breaches have been material to date, we may be, unable to anticipate, detect or prevent such events. Despite ongoing efforts to improve our ability to protect our information technology systems and data stored thereon or transmitted thereby from compromise, we may not be able to protect all of our information technology systems or data.
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
Certain of our employees work remotely. Remote working has increased our vulnerability to risks related to our computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks. Controls employed by our information technology department and our customers and third-party service providers could prove inadequate.
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
Our growing use of artificial intelligence systems in our operations poses inherent risks and could adversely affect our results of operations.
We have and are continuing to incorporate artificial intelligence, including machine learning, in certain of our operations with the intent to enhance efficiency and effectiveness. For example, we have incorporated artificial intelligence and/or generative artificial intelligence to manage inventory and assist in creating boat listings. Flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting our operations, financial condition and reputation. Legal challenges may arise, including cybersecurity incidents, non-compliance with data protection regulations, and lack of transparency. The legal and regulatory landscape and industry standards surrounding artificial intelligence technologies is rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use artificial intelligence technologies. Furthermore, the deployment of artificial intelligence systems could expose us to increased cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage. We also face competitive risks if we fail to adopt artificial intelligence or other machine-learning technologies in a timely manner.
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
If the negative economic effects of a widespread contagious disease continue for a prolonged period of time, it could lead to a reduction in demand for our products, which would adversely affect our results of operations. Additionally, disruptions in the capital markets, as a result of a global pandemic, may also adversely affect our ability to access capital and additional liquidity. The COVID-19 pandemic's effects led to disruptions in our supply chain, including our ability to obtain boats and parts from our suppliers. A similar contagious disease outbreak could have a similar effect on our supply chain that could adversely affect our results of operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks
We seek to assess, identify and manage cybersecurity risks through the processes described below:
•Risk Assessment: A multi-layered system designed to protect and monitor data and cybersecurity risk has been implemented. Assessments of our cybersecurity safeguards are conducted by independent cybersecurity vendors. Our internal Information Systems team conducts regular evaluations designed to assess, identify and manage material cybersecurity risks, and we endeavor to update cybersecurity infrastructure, procedures, policies, and education programs in response. We use firewalls and cyber security software protection, and we additionally rely on a third-party vendor for alerts regarding suspicious activity.
•Incident Identification and Response: A monitoring and detection system has been implemented to help promptly identify cybersecurity incidents. In the event of any breach or cybersecurity incident, we have an incident response plan that is designed to provide for action to contain the incident, mitigate the impact, and restore normal operations efficiently.
•Cybersecurity Training and Awareness: All employees and contractors are required to receive semi-annual cybersecurity awareness training. Employees also receive training in response to drills and simulated attacks.
•Access Controls: Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. A multi-factor authentication process has been implemented for employees accessing company information.
•Encryption and Data Protection: Encryption methods are used to protect sensitive data in transit and at rest. This includes the encryption of customer data, financial information, and other confidential data. We also have programs in place to monitor our retained data with the goal of identifying personal identifiable information and taking appropriate actions to secure the data.
We incorporate external expertise and reviews as part of our cybersecurity program. For example, we have engaged an independent cybersecurity advisor to review, assess, and make recommendations regarding our information security program and information technology strategic plan. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, before engaging with any third-party service provider, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers and endeavor to require them to adhere to security standards and protocols. Further, we request that third-party service providers with access to personally identifiable information enter into data processing services agreements and adhere to our policies and standards.

The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management program. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management approach.
Impact of Risks from Cybersecurity Threats
As of the date of this report, though the Company and its third-party service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, financial condition, results of operations or cash flows. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology (“IT”) systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.
Board of Directors’ Oversight and Management’s Role
Through the Company’s enterprise risk management program, the Board of Directors is responsible for overseeing cybersecurity, information security, and information technology risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. As part of its program of regular risk oversight, the Audit Committee assists the Board in exercising oversight of the Company’s cybersecurity, information security, and information technology risks. The Board or Audit Committee regularly reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, the Company’s Director of Information Systems is responsible for upward reporting of emerging cybersecurity incidents.
Recognizing the importance of cybersecurity to the success and resilience of our business, the Board considers cybersecurity to be a vital aspect of corporate governance. To facilitate effective oversight, our cybersecurity leadership team holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks.
Our cybersecurity leadership team is made up of highly experienced professionals with a background in information security, risk management, and incident response. This background includes leading and developing cyber security operations and incident response programs for business organizations, developing comprehensive cyber security strategies, and managing complex cybersecurity projects across various industries.

Item 2.    Properties.
Our corporate headquarters which we lease, is located at 6275 Lanier Islands Parkway, Buford, Georgia 30518. Additionally, as part of our Dealership segment, we own or lease the following material retail facilities as of September 30, 2024:

Location & Dealer Group	Dealerships Leased	Dealerships Owned
Alabama
Harbor Point Marina	1	—
Harbor View Marine	1	—
Legendary Marine	2	—
Rambo Marine	3	—
Singleton Marine	3	1
Sunrise Marine	1	—
California
Denison Yachting	5	—
Delaware
Taylor Marine Centers	1	—
Florida
Caribee Boat	1	—
Central Marine	3	—
Denison Yachting	5	—
Harbor View Marine	1	—
Legendary Marine	3	—
Marina Mike’s	1	—
Naples Boat Mart	1	—
Ocean Blue Yacht Sales	3	—
OneWater Yacht Group	5	—
Quality Boats	4	—
Sundance Marine	4	—
Sunrise Marine	2	—
Tom George Yacht Group	2	—
Walker’s Marine	6	—
Georgia
Singleton Marine	7	—
Massachusetts
Bosuns Marine	2	—
Maryland
Bosuns Marine	1	—
Denison Yachting	1	—
OneWater Yacht Group	1	—
Taylor Marine Centers	1	—
Monaco
Denison Yachting	1	—
North Carolina
OneWater Yacht Group	1	—
New Jersey
OneWater Yacht Group	1	—
Stone Harbor Marina	1	—
Ohio
South Shore Marine	1	—
Spend-A-Day Marina	2	—
Rhode Island
Denison Yachting	1	—
South Carolina
Captain’s Choice Marine	2	—
Denison Yachting	1	—
Singleton Marine	2	—
Tennessee
Rambo Marine	—	1
Texas
Phil Dill Boats	1	—
Slalom Shop	2	—
SMG Boats	2	—
Texas Marine	3	—
Virginia
Norfolk Marine Company	1	—
Washington
Denison Yachting	1	—
As part of our Distribution segment, we own or lease the following material warehouses and distribution facilities as of September 30, 2024:

Location & Group	Locations Leased	Locations Owned
Alabama
T-H Marine	3	—
Ocean Bio-Chem	—	1
Florida
PartsVu	1	—
T-H Marine	1	—
Ocean Bio-Chem	—	1
Indiana
T-H Marine	1	—
Oklahoma
T-H Marine	1	—
Tennessee
T-H Marine	1	—
We believe that our facilities are adequate for our current operations.
Item 3.    Legal Proceedings.
We are involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assess the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company as of September 30, 2024, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company's financial condition, liquidity or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is traded on Nasdaq under the symbol “ONEW.” As of November 26, 2024, there were 14,826,496 shares of Class A common stock and 1,429,940 shares of Class B common stock outstanding. There is no market for our Class B common stock. Each share of Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the shareholders generally.
Holders of Record
As of November 26, 2024 there were 3 and 4 stockholders of record of our Class A common stock and Class B common stock, respectively. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock since February 7, 2020, which is the date our shares began trading, through September 30, 2024, to two indices: the Russell 2000 Index and the S&P 500 Retail Index. The graph assumes an initial investment of $100 on February 7, 2020, in our Class A common stock, the stocks comprising the Russell 2000 Index, and the stocks comprising the S&P 500 Retail Index. The calculations of cumulative shareholder return on our Class A common stock, the Russell 2000 Index and the S&P 500 Retail Index include reinvestment of dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 (Securities Act), as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*
Among OneWater Marine Inc., the Russell 2000 Index
and the S&P 500 Consumer Staples Distribution & Retail Index

$300
$250
$200
$150
$100
$50
$0
2/7/20
9/20
9/21
9/22
9/23
9/24
OneWater Marine Inc.
Russell 2000
S&P 500 Retail

**$100 invested on 2/7/20 in stock or 1/31/20 in index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2024 Russell Investment Group. All rights reserved.
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	2/7/20	9/30/20	9/30/21	9/30/22	9/30/23	9/30/24

OneWater Marine Inc.	100.00	135.34	277.33	207.67	176.70	164.91
Russell 2000	100.00	94.34	139.32	106.58	116.10	147.17
S&P 500 Retail	100.00	136.50	157.00	120.59	137.83	193.04
Dividends
We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Holders of our Class B common stock are not entitled to participate in any dividends declared by our Board of Directors. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our Board of Directors may deem relevant. See “Risk Factors—Risks Related to Our Class A Common Stock— While our Board of Directors declared a one-time special cash dividend of $1.80 per share on June 17, 2021, we do not intend to pay cash dividends on our Class A common stock, and our Credit Facilities place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.”
Recent Sales of Unregistered Securities
None.
Issuer’s Purchases of Equity Securities
On March 30, 2022, the Board of Directors authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases during the year ended September 30, 2024. The Company has $48.1 million remaining under the share repurchase program.
Item 6.    [RESERVED]
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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 96 dealerships, 10 distribution centers/warehouses and multiple online marketplaces as of September 30, 2024. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine and Ocean Bio-Chem significantly expanded our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories and meaningful brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 81 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 34 acquisitions. Our current portfolio as of September 30, 2024 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.
Effective August 9, 2022, our reportable segments changed as a result of the Company’s acquisition of Ocean Bio-Chem, which changed management’s reporting structure and operating activities. We now report our operations through two reportable segments: Dealerships and Distribution.
As of September 30, 2024, the Dealerships reporting segment includes operations of 96 dealerships in 16 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 91% of revenues. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations.
As of September 30, 2024, the Distribution reporting segment includes the activity of three of our fully-owned businesses and subsidiaries, which together operate 10 distribution centers/warehouses in Alabama, Florida, Oklahoma, Indiana and Tennessee and represents approximately 9% of revenues. The Distribution segment engages in the manufacturing, assembly and distribution of marine-related products (and adjacent industries).
The boat dealership market is highly fragmented and is comprised of approximately 4,000 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however we do have other large competitors. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 4% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine and Ocean Bio-Chem have significantly expanded our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high-margin service parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.
Trends and Other Factors Impacting Our Performance
Acquisitions
We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 81 additional dealerships through 29 dealer group acquisitions. Our team remains focused on expanding our dealership growth in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. In addition to dealership acquisitions, the Company has strategically acquired parts and accessories companies as part of our growth and diversification strategy. We have acquired 12 distribution centers and warehouses through the acquisition of 5 parts and accessories companies. We plan to continue to strategically evaluate and complete acquisitions moving forward. For the years ended September 30, 2024 and 2023, we completed 1 and 3 acquisitions, respectively.
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
General Economic Conditions
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of higher interest rates or inflation, supply chain constraints, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable. Economic conditions in areas in which we operate dealerships, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, tornadoes, and other storms, environmental conditions, and global public health concerns and events have and could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.
Our business was significantly impacted during the recessionary period that began in 2007. This period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain dealerships and reduced headcount. Additionally, in an effort to counteract the downturn, we increased our focus on pre-owned sales, parts and repair services, and finance & insurance services. As a result, we surpassed our pre-recession sales levels in less than 24 months. While we believe the measures we took significantly reduced the impact of the downturn on the business, we cannot guarantee similar results in the event of a future downturn. Additionally, we cannot predict the timing or length of unfavorable economic or industry conditions, including a downturn as a result of a global health crisis, rising interest rates, inflation, or the extent to which they could adversely affect our operating results.
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
The COVID-19 pandemic and its related effects positively impacted our sales and gross profit margins as more customers desired to engage in outdoor recreational activities in a socially distanced manner. However, the COVID-19 pandemic also caused significant supply chain challenges as suppliers were faced with business closures and shipping delays. This led to an industry wide inventory shortage of boats, engines and certain marine parts. As of September 30, 2024, the supply chain has normalized and we have returned to the more traditional seasonal cycles of our business which has led to the normalization of our inventory levels and gross profit margins in line with pre-COVID seasonal metrics.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. The cost of new and pre-owned boat inventory is determined using the specific identification method. New and pre-owned boat sales histories indicate that the overwhelming majority of such boats are sold for, or in excess of, the cost to purchase those boats. In assessing the lower of cost or net realizable value, we consider the aging of the boats, historical sales of a particular product and current market conditions. There are inherent uncertainties in assessing net realizable value as management must make assumptions and apply judgment to changes in the market, brands and other factors that drive consumer preferences and spending.
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
During the year ended September 30, 2023, the Company determined that there were circumstances that indicated that impairment may have occurred. We engaged a third-party independent valuation professional to perform a quantitative analysis of the fair values compared to the carrying value and, as a result, recorded a loss on impairment of $147.4 million. For the years ended September 30, 2024 and 2022, the Company determined that it was more likely than not that the fair value of the goodwill and identifiable intangible assets was greater than its carrying amount, and as a result, no impairment for goodwill and identifiable intangible assets was required.
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
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 19.3%, 19.5% and 17.8% to revenue in fiscal years 2024, 2023 and 2022, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 40.0%, 35.6% and 30.1% to gross profit in fiscal years 2024, 2023 and 2022, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through our Distribution segment) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.

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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax (benefit) expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, loss on extinguishment of debt, transaction costs, stock-based compensation and restructuring and impairment. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share
We define Adjusted Net Income Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other (income) expense, all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted Earnings Per Share which presents all of the adjustments to net income attributable to OneWater Marine Inc. on a per share basis. See "— Comparison of Non-GAAP Financial Measures" for more information and a reconciliation of Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share to net income (loss) and net earnings (loss) per share, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Fiscal Year 2024 Acquisitions
•Effective May 1, 2024, we acquired Garden State Yacht Sales, a full service marine retailer located in New Jersey.

We refer to the fiscal year 2024 acquisition described above as the “2024 Acquisition.” The 2024 Acquisition is partially reflected in our consolidated statements of operations for the year ended September 30, 2024, beginning on the date of acquisition. Our 2024 Acquisition did not impact our results of operations for the years ended September 30, 2023 and 2022.
On October 31, 2023, we exercised our right to acquire the remaining 20% economic interest in Quality Assets and Operations, LLC. Subsequent to the acquisition, the Company now owns 100% of the economic interest in Quality Assets and Operations, LLC.
Fiscal Year 2023 Acquisitions
•Effective October 1, 2022, we acquired Taylor Marine Centers, a full service marine retailer with locations in Maryland and Delaware.
•Effective December 1, 2022, we acquired Harbor View Marine, a full service marine retailer with locations in Florida and Alabama.
•Effective September 1, 2023, we acquired Harbor Pointe Marina, a full service marine retailer with one location in Alabama.
We refer to the fiscal year 2023 acquisitions described above collectively as the “2023 Acquisitions.” The 2023 Acquisitions are fully reflected in our consolidated financial statements for the year ended September 30, 2024. Taylor Marine Centers is fully reflected in our consolidated statements of operations for the year ended September 30, 2023. The remaining 2023 Acquisitions are partially reflected in our consolidated statements of operations for the year ended September 30, 2023, beginning on the date of acquisition. None of our 2023 Acquisitions impact our results of operations for the year ended September 30, 2022.
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
•Effective August 9, 2022, we acquired Ocean Bio-Chem, including Star Brite Europe, Inc. (now Star Brite Europe, LLC), a leading supplier and distributor of appearance, cleaning and maintenance products for the marine industry and the automotive, powersports, recreational vehicles, and outdoor power equipment markets with locations in Alabama and Florida.
We refer to the fiscal year 2022 acquisitions described above collectively as the “2022 Acquisitions.” The 2022 Acquisitions are fully reflected in our consolidated financial statements for the years ended September 30, 2024 and 2023. Naples Boat Mart is fully reflected in our consolidated statements of operations for the year ended September 30, 2022. The remaining 2022 Acquisitions are partially reflected in our consolidated statements of operations for the year ended September 30, 2022, beginning on the date of acquisition.
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

We refer to the fiscal year 2023 dispositions described above collectively as the “2023 Dispositions.” The 2023 Dispositions are fully reflected in our consolidated financial statements for the years ended September 30, 2023 and 2022, as the transactions took place on the final day of fiscal year 2023. There were no dispositions during the fiscal years ended September 30, 2024 and 2022.
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

Results of Operations
Year Ended September 30, 2024, Compared to Year Ended September 30, 2023

	For the Year Ended September 30,
	2024		2023
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues:
New boat	$1,118,292	63.1%	$1,223,691	63.2%	$(105,399)	-8.6%
Pre-owned boat	312,193	17.6%	334,477	17.3%	(22,284)	-6.7%
Finance & insurance income	51,494	2.9%	56,325	2.9%	(4,831)	-8.6%
Service, parts & other	290,651	16.4%	321,817	16.6%	(31,166)	-9.7%
Total revenues	1,772,630	100.0%	1,936,310	100.0%	(163,680)	-8.5%

Gross Profit
New boat	196,886	11.1%	268,469	13.9%	(71,583)	-26.7%
Pre-owned boat	64,125	3.6%	75,953	3.9%	(11,828)	-15.6%
Finance & insurance	51,494	2.9%	56,325	2.9%	(4,831)	-8.6%
Service, parts & other	122,558	6.9%	134,379	6.9%	(11,821)	-8.8%
Total gross profit	435,063	24.5%	535,126	27.6%	(100,063)	-18.7%

Selling, general and administrative expenses	332,680	18.8%	345,524	17.8%	(12,844)	-3.7%
Depreciation and amortization	19,401	1.1%	23,898	1.2%	(4,497)	-18.8%
Transaction costs	1,530	0.1%	1,839	0.1%	(309)	-16.8%
Change in fair value of contingent consideration	4,248	0.2%	(1,604)	-0.1%	5,852	-364.8%
Restructuring and impairment	12,386	0.7%	147,402	7.6%	(135,016)	-91.6%

Income from operations	64,818	3.7%	18,067	0.9%	46,751	258.8%

Interest expense – floor plan	34,087	1.9%	25,080	1.3%	9,007	35.9%
Interest expense – other	37,050	2.1%	34,557	1.8%	2,493	7.2%
Loss on extinguishment of debt	—	—%	—	—%	—	100.0%
Other expense (income), net	14	—%	953	—%	(939)	-98.5%
Net (loss) income before income tax (benefit) expense	(6,333)	-0.4%	(42,523)	-2.2%	36,190	-85.1%
Income tax (benefit) expense	(157)	—%	(3,412)	-0.2%	3,255	-95.4%
Net (loss) income	(6,176)	-0.3%	(39,111)	-2.0%	32,935	-84.2%
Net income attributable to non-controlling interests	(119)		(3,810)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	590		4,329
Net (loss) income attributable to OneWater Marine Inc.	$(5,705)		$(38,592)

Revenue
Overall, revenue decreased by $163.7 million, or 8.5%, to $1,772.6 million for the year ended September 30, 2024 from $1,936.3 million for the year ended September 30, 2023. Revenue generated from Dealership same-store sales decreased 7.4% for the year ended September 30, 2024, as compared to the year ended September 30, 2023, primarily due to a decrease in the number of new and pre-owned boats sold and a decrease in service, parts & other sales. The decrease was primarily attributable to softer demand within the broader recreational marine market, the impact of Hurricane Helene and the impact of the 2023 Dispositions.
New Boat Sales
New boat sales decreased by $105.4 million, or 8.6%, to $1,118.3 million for the year ended September 30, 2024 from $1,223.7 million for the year ended September 30, 2023. The decrease was the result of the reduction in Dealership same-store sales, driven by a drop in unit sales. We believe the decrease in sales was primarily due to softer demand within the broader recreational marine market and the impact of Hurricane Helene.
Pre-owned Boat Sales
Pre-owned boat sales decreased by $22.3 million, or 6.7%, to $312.2 million for the year ended September 30, 2024 from $334.5 million for the year ended September 30, 2023. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The decrease in pre-owned boat sales was attributable to both a decrease in the number of units sold and average selling price which was driven by the continued normalization of consumer demand following the COVID-19 pandemic.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $4.8 million, or 8.6%, to $51.5 million for the year ended September 30, 2024 from $56.3 million for the year ended September 30, 2023. The decrease was primarily due to the reduction in new and pre-owned boat revenues. We remain very focused on maintaining and improving sales penetration of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $31.2 million, or 9.7%, to $290.7 million for the year ended September 30, 2024 from $321.8 million for the year ended September 30, 2023. This decrease in service, parts & other sales is primarily due to a reduction in parts and accessories sold to OEMs as boat manufacturers reduced production. Revenue for the Distribution segment is reported in service, parts & other sales and totaled $156.1 million and $181.1 million for the years ended September 30, 2024 and 2023, respectively. Excluding the impact from the 2023 Dispositions, Dealership segment service, parts & other sales were positive.
Gross Profit
Overall, gross profit decreased by $100.1 million, or 18.7%, to $435.1 million for the year ended September 30, 2024 from $535.1 million for the year ended September 30, 2023. This decrease was mainly due to moderated boat pricing as a result of the industry normalization following the COVID-era environment. Overall gross margins decreased 310 basis points to 24.5% for the year ended September 30, 2024 from 27.6% for the year ended September 30, 2023 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $71.6 million, or 26.7%, to $196.9 million for the year ended September 30, 2024 from $268.5 million for the year ended September 30, 2023. This decrease was due to the decrease in both new boat sales and new boat gross profit margin. New boat gross profit as a percentage of new boat revenue was 17.6% for the year ended September 30, 2024 as compared to 21.9% in the year ended September 30, 2023. The decrease in new boat gross profit and gross profit margin is due primarily to the continued normalization of new boat pricing and consumer demand following the COVID-19 pandemic. Additionally, we have made strategic efforts to ensure inventory levels are healthy as we transition to our non-peak season.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $11.8 million, or 15.6%, to $64.1 million for the year ended September 30, 2024 from $76.0 million for the year ended September 30, 2023. This decrease was primarily driven by a decrease in both pre-owned boat sales and pre-owned boat gross profit margin. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 20.5% for the year ended

September 30, 2024 as compared to 22.7% for the year ended September 30, 2023. The pre-owned gross profit margin primarily decreased as a result of the normalization of pre-owned boat pricing following the COVID-19 pandemic and a mix shift in the components of pre-owned sales including a reduction in brokerage sales. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consignment and wholesale), which may cause periodic and seasonal fluctuations in pre-owned boat gross profit as a percentage of revenue.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $4.8 million, or 8.6%, to $51.5 million for the year ended September 30, 2024 from $56.3 million for the year ended September 30, 2023. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $11.8 million, or 8.8%, to $122.6 million for the year ended September 30, 2024 from $134.4 million for the year ended September 30, 2023. The decrease in gross profit was primarily the result of the decrease in sales in our Distribution segment and our 2023 Dispositions, specifically Roscioli Yachting Center. Service, parts & other gross profit as a percentage of service, parts & other revenue was 42.2% and 41.8% for the years ended September 30, 2024 and 2023, respectively. The increase in gross profit margin was due to a slight shift in the mix of revenue towards service labor which has a higher gross profit percentage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $12.8 million, or 3.7%, to $332.7 million for the year ended September 30, 2024 from $345.5 million for the year ended September 30, 2023. This decrease was primarily due to our variable cost structure, which resulted in a decrease in commissions as a result of declining gross margins, and cost savings from the 2024 restructuring activities. Selling, general and administrative expenses as a percentage of revenue increased to 18.8% from 17.8% for the years ended September 30, 2024 and 2023, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the reduction of revenues, which resulted in a lower cost leverage for the year ended September 30, 2024.
Depreciation and Amortization
Depreciation and amortization expense decreased $4.5 million, or 18.8%, to $19.4 million for the year ended September 30, 2024 compared to $23.9 million for the year ended September 30, 2023. The decrease in depreciation and amortization expense is primarily due to a reduction in intangible assets due to the prior year impairment charge as well as a reduction in property and equipment related to the 2023 Dispositions. These decreases were partially offset by the increase in property and equipment during the year ended September 30, 2024 to support operations.
Transaction Costs
The decrease in transaction costs of $0.3 million, or 16.8%, to $1.5 million for the year ended September 30, 2024 compared to $1.8 million for the year ended September 30, 2023 was primarily attributable to the reduction in acquisition activity during the year ended September 30, 2024 compared to the year ended September 30, 2023.
Change in Fair Value of Contingent Consideration
During the year ended September 30, 2024, we recognized a loss of $4.2 million related to updated forecasts and accretion of contingent consideration liabilities related to previous acquisitions.
Restructuring and Impairment
During the year ended September 30, 2024, we recognized restructuring and impairment charges of $12.4 million as a result of proactive changes to better align our cost structure with the normalization of sales and margins which resulted in a reduction of headcount and retail locations, cancellation of certain dealer agreements, and the cancellation of certain in-process information and technology ("IT") related projects.
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

Income from Operations
Income from operations increased $46.8 million, or 258.8%, to $64.8 million for the year ended September 30, 2024 compared to $18.1 million for the year ended September 30, 2023. The increase was primarily attributable to the $135.0 million decrease in restructuring and impairment charges and a $12.8 million decrease in selling, general and administrative expenses, partially offset by a $100.1 million decrease in gross profit during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan increased $9.0 million, or 35.9%, to $34.1 million for the year ended September 30, 2024 compared to $25.1 million for the year ended September 30, 2023. The increase in floor plan interest expense is primarily attributable to an increase in interest rates and the average inventory for the year ended September 30, 2024 compared to the year ended September 30, 2023.
Interest Expense – Other
Interest expense – other increased $2.5 million, or 7.2%, to $37.1 million for the year ended September 30, 2024 compared to $34.6 million for the year ended September 30, 2023. The increase was primarily attributable to an increase in interest rates.
Other Expense (Income), Net
Other expense (income), net decreased by $0.9 million to less than $0.1 million of expense for the year ended September 30, 2024, compared to $1.0 million of expense for the year ended September 30, 2023. The decrease is primarily attributable to the change in expenses associated with natural disasters and their respective insurance proceeds.
Income Tax (Benefit) Expense
Income tax benefit decreased by $3.3 million, or 95.4%, to an income tax benefit of $0.2 million for the year ended September 30, 2024, compared to an income tax benefit $3.4 million for the year ended September 30, 2023. The decrease was primarily attributable to the 85.1% decrease in loss before income tax benefit. The change in loss before income tax benefit was primarily related to the decrease in restructuring and impairment charges.
Net (loss) Income
Net loss decreased by $32.9 million to a net loss of $6.2 million for the year ended September 30, 2024, compared to net loss of $39.1 million for the year ended September 30, 2023. The decrease was primarily attributable to the decrease in restructuring and impairment charges and selling, general and administrative expenses, partially offset by the decrease in gross profit and increase in interest expense – floor plan during the same periods.

Results of Operations
Year Ended September 30, 2023, Compared to Year Ended September 30, 2022

	For the Year Ended September 30,
	2023		2022
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues:
New boat	$1,223,691	63.2%	$1,139,331	65.3%	$84,360	7.4%
Pre-owned boat	334,477	17.3%	294,832	16.9%	39,645	13.4%
Finance & insurance income	56,325	2.9%	55,977	3.2%	348	0.6%
Service, parts & other	321,817	16.6%	254,682	14.6%	67,135	26.4%
Total revenues	1,936,310	100.0%	1,744,822	100.0%	191,488	11.0%

Gross Profit
New boat	268,469	13.9%	305,305	17.5%	(36,836)	-12.1%
Pre-owned boat	75,953	3.9%	81,665	4.7%	(5,712)	-7.0%
Finance & insurance	56,325	2.9%	55,977	3.2%	348	0.6%
Service, parts & other	134,379	6.9%	110,708	6.3%	23,671	21.4%
Total gross profit	535,126	27.6%	553,655	31.7%	(18,529)	-3.3%

Selling, general and administrative expenses	345,524	17.8%	302,113	17.3%	43,411	14.4%
Depreciation and amortization	23,898	1.2%	15,605	0.9%	8,293	53.1%
Transaction costs	1,839	0.1%	7,724	0.4%	(5,885)	-76.2%
Change in fair value of contingent consideration	(1,604)	-0.1%	10,380	0.6%	(11,984)	-115.5%
Restructuring and impairment	147,402	7.6%	—	—%	147,402	100.0%

Income from operations	18,067	0.9%	217,833	12.5%	(199,766)	-91.7%

Interest expense – floor plan	25,080	1.3%	4,647	0.3%	20,433	439.7%
Interest expense – other	34,557	1.8%	13,201	0.8%	21,356	161.8%
Loss on extinguishment of debt	—	0.0%	356	0.0%	(356)	-100.0%
Other expense (income), net	953	—%	3,793	0.2%	(2,840)	-74.9%
Income before income tax expense	(42,523)	-2.2%	195,836	11.2%	(238,359)	-121.7%
Income tax expense	(3,412)	-0.2%	43,225	2.5%	(46,637)	-107.9%
Net income	(39,111)	-2.0%	152,611	8.7%	(191,722)	-125.6%
Net income attributable to non-controlling interests	(3,810)		(2,998)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	4,329		(18,669)
Net income attributable to OneWater Marine Inc.	$(38,592)		$130,944

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
Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $23.7 million, or 21.4%, to $134.4 million for the year ended September 30, 2023 from $110.7 million for the year ended September 30, 2022. The increase in gross profit was primarily the result of our acquisitions of parts and accessories businesses, including Ocean Bio-Chem, but was also further enhanced by our Dealership sales growth. Service, parts & other gross profit as a percentage of service, parts & other revenue was 41.8% and 43.5% for the years ended September 30, 2023 and 2022, respectively. The decrease in gross profit margin was due to a shift in the mix of revenue towards parts and accessories which has a lower gross profit percentage than service and other sales, as well as rising labor costs. Although the service, parts & other mix shifted and led to a year over year decrease in margin percentage, our parts and accessories gross profit percentage was still accretive to the overall company gross profit percentage of 27.6% for the year ended September 30, 2023.
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
Depreciation and Amortization
Depreciation and amortization expense increased $8.3 million, or 53.1%, to $23.9 million for the year ended September 30, 2023 compared to $15.6 million for the year ended September 30, 2022. The increase in depreciation and amortization expense is primarily due to an increase in amortization of identifiable intangible assets for the 2022 Acquisitions, as well as an increase in our property and equipment.
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
Restructuring and impairment
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

Comparison of Non-GAAP Financial Measures
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
Our Board, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the change in fair value of contingent consideration, gain (loss) on extinguishment of debt, income tax (benefit) expense, restructuring and impairment, stock-based compensation and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
The following tables present a reconciliation of Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented.
Year Ended September 30, 2024, Compared to Year Ended September 30, 2023.

	Years Ended September 30,
Description	2024	2023	Change
	($ in thousands)
Net (loss) income	$(6,176)	$(39,111)	$32,935
Interest expense – other	37,050	34,557	2,493
Income tax (benefit) expense	(157)	(3,412)	3,255
Depreciation and amortization	22,187	26,788	(4,601)
Stock-based compensation	8,443	8,961	(518)
Change in fair value of contingent consideration	4,248	(1,604)	5,852
Transaction costs	1,530	1,839	(309)
Restructuring and impairment	15,318	147,402	(132,084)
Other expense (income), net	14	953	(939)
Adjusted EBITDA	$82,457	$176,373	$(93,916)
Adjusted EBITDA was $82.5 million for the year ended September 30, 2024 compared to $176.4 million for the year ended September 30, 2023. The decrease in Adjusted EBITDA resulted from the decrease in gross profit and the increase in interest expense - floor plan, partially offset by the decrease in selling, general and administrative expenses for the year ended September 30, 2024 as compared to the year ended September 30, 2023.

Year Ended September 30, 2023, Compared to Year Ended September 30, 2022.

	Years Ended September 30,
Description	2023	2022	Change
	($ in thousands)
Net (loss) income	$(39,111)	$152,611	$(191,722)
Interest expense – other	34,557	13,201	21,356
Income tax (benefit) expense	(3,412)	43,225	(46,637)
Depreciation and amortization	26,788	16,297	10,491
Stock-based compensation	8,961	10,013	(1,052)
Change in fair value of contingent consideration	(1,604)	10,380	(11,984)
Transaction costs	1,839	7,724	(5,885)
Loss on extinguishment of debt	—	356	(356)
Restructuring and impairment	147,402	—	147,402
Other expense (income), net	953	3,793	(2,840)
Adjusted EBITDA	$176,373	$257,600	$(81,227)
Adjusted EBITDA was $176.4 million for the year ended September 30, 2023 compared to $257.6 million for the year ended September 30, 2022. The decrease in Adjusted EBITDA resulted from the decrease in gross profit, the increase in selling, general and administrative expenses and the increase in interest expense - floor plan for the year ended September 30, 2023 as compared to the year ended September 30, 2022.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share
We view Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share as important indicators of performance. We define Adjusted Net Income Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other expense (income), all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted Earnings Per Share which presents all of the adjustments to net income (loss) attributable to OneWater Marine Inc. noted above on a per share basis.
Our Board, management team and lenders use Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of unusual or one time charges and other items (such as the change in fair value of contingent consideration, intangible amortization, restructuring and impairment and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) attributable to OneWater Marine Inc. is the GAAP measure most directly comparable to Adjusted Net Income Attributable to OneWater Marine Inc. and Net earnings (loss) per share of Class A common stock - diluted is the GAAP measure most directly comparable to Adjusted Diluted Earnings Per Share. Our non-GAAP financial measures should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share in the future, and any such modification may be material. Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share have important limitations as analytical tools and you should not consider Adjusted Net Income Attributable to OneWater Marine Inc. or Adjusted Diluted Earnings Per Share in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of Adjusted Net Income Attributable to OneWater Marine Inc. to our net income (loss) attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share to our net earnings (loss) per share of Class A common stock - diluted, which are the most directly comparable GAAP measures for the periods presented.
Year Ended September 30, 2024, Compared to Year Ended September 30, 2023.

	Years Ended September 30,
Description	2024	2023	Change
	($ in thousands, except per share data)
Net loss attributable to OneWater Marine Inc.	$(5,705)	$(38,592)	$32,887
Transaction costs	1,530	1,839	(309)
Intangible amortization	7,842	13,436	(5,594)
Change in fair value of contingent consideration	4,248	(1,604)	5,852
Restructuring and impairment	15,318	147,402	(132,084)
Other expense (income), net	14	953	(939)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(2,606)	(14,744)	12,138
Adjustments to income tax expense (2)	(6,060)	(33,875)	27,815
Adjusted net income attributable to OneWater Marine Inc.	14,581	74,815	(60,234)

Net loss per share of Class A common stock - diluted	$(0.39)	$(2.69)	$2.30
Transaction costs	0.10	0.13	(0.03)
Intangible amortization	0.54	0.94	(0.40)
Change in fair value of contingent consideration	0.29	(0.11)	0.40
Restructuring and impairment	1.05	10.29	(9.24)
Other expense (income), net	—	0.07	(0.07)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.18)	(1.03)	0.85
Adjustments to income tax expense (2)	(0.42)	(2.36)	1.94
Adjustment for dilutive shares (3)	(0.01)	(0.14)	0.13
Adjusted earnings per share of Class A common stock - diluted	$0.98	$5.10	$(4.12)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an effective tax rate of 23%.
(3) Represents an adjustment for shares that are anti-dilutive for GAAP earnings per share but are dilutive for adjusted earnings per share.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $14.6 million and $0.98, respectively, for the year ended September 30, 2024 compared to $74.8 million and $5.10, respectively, for the year ended September 30, 2023. The decrease in Adjusted Net Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit and the increases in interest expense - floor plan, partially offset by the decrease in selling, general and administrative expenses for the year ended September 30, 2024, each as compared to the year ended September 30, 2023. The decrease in Adjusted Diluted Earnings Per Share resulted from the decrease in Adjusted Net Income Attributable to OneWater Marine Inc.

Year Ended September 30, 2023, Compared to Year Ended September 30, 2022.

	Years Ended September 30,
Description	2023	2022	Change
	($ in thousands, except per share data)
Net (loss) income attributable to OneWater Marine Inc.	$(38,592)	$130,944	$(169,536)
Transaction costs	1,839	7,724	(5,885)
Intangible amortization	13,436	7,515	5,921
Change in fair value of contingent consideration	(1,604)	10,380	(11,984)
Restructuring and impairment	147,402	—	147,402
Other expense (income), net	953	3,793	(2,840)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(14,744)	(2,676)	(12,068)
Adjustments to income tax expense (2)	(33,875)	(6,149)	(27,726)
Adjusted net income attributable to OneWater Marine Inc.	74,815	151,531	(76,716)

Net (loss) earnings per share of Class A common stock - diluted	$(2.69)	$9.13	$(11.82)
Transaction costs	0.13	0.54	(0.41)
Intangible amortization	0.94	0.52	0.42
Change in fair value of contingent consideration	(0.11)	0.72	(0.83)
Restructuring and impairment	10.29	—	10.29
Other expense (income), net	0.07	0.26	(0.19)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(1.03)	(0.19)	(0.84)
Adjustments to income tax expense (2)	(2.36)	(0.43)	(1.93)
Adjustment for dilutive shares (3)	(0.14)	—	(0.14)
Adjusted earnings per share of Class A common stock - diluted	$5.10	$10.55	$(5.45)

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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. For the reporting period ended September 30, 2024, we were not in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility; however, the covenant noncompliance was waived pursuant to the amendments as described below under “Debt Agreements—A&R Credit Facility” and “Debt Agreements—Inventory Financing Facility.”
Cash Flows
Analysis of Cash Flow Changes Between the Year Ended September 30, 2024 and 2023
The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
($ in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$34,839	$(129,760)	$164,599
Net cash provided by (used in) investing activities	13,318	(51,601)	64,919
Net cash (used in) provided by financing activities	(114,112)	213,715	(327,827)
Effect of exchange rate changes on cash and restricted cash	(18)	9	(27)
Net change in cash	$(65,973)	$32,363	$(98,336)

Operating Activities. Net cash provided by operating activities was $34.8 million for the year ended September 30, 2024 compared to net cash used in operating activities of $129.8 million for the year ended September 30, 2023. The $164.6 million increase in cash provided by operating activities was primarily attributable to a $256.9 million decrease in the change in inventory, a $32.9 million decrease in net loss in addition to a $26.9 million decrease in the change in customer deposits, partially offset by a $146.9 million decrease in restructuring and impairment for the year ended September 30, 2024 as compared to the year ended September 30, 2023.
Investing Activities. Net cash provided by investing activities was $13.3 million for the year ended September 30, 2024 compared to net cash used in investing activities of $51.6 million for the year ended September 30, 2023. The $64.9 million increase in cash provided by investing activities was primarily attributable to a $44.3 million increase in proceeds from disposal of a business and a $23.2 million decrease in cash used in acquisitions for the year ended September 30, 2024 as compared to the year ended September 30, 2023.
Financing Activities. Net cash used in financing activities was $114.1 million for the year ended September 30, 2024 compared to net cash provided by financing activities of $213.7 million for the year ended September 30, 2023. The $327.8 million increase in cash used in financing activities was primarily attributable to a $265.3 million decrease in net borrowing from our Inventory Financing Facility and a $60.0 million increase in payments on long-term debt, partially offset by a $13.4 million increase in proceeds of long term debt for the year ended September 30, 2024 as compared to the year ended September 30, 2023.
Analysis of Cash Flow Changes Between the Year Ended September 30, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
($ in thousands)	2023	2022	Change
Net cash (used in) provided by operating activities	$(129,760)	$7,447	$(137,207)
Net cash used in investing activities	(51,601)	(476,844)	425,243
Net cash provided by financing activities	213,715	456,403	(242,688)
Effect of exchange rate changes on cash and restricted cash	9	(8)	$17
Net change in cash	$32,363	$(13,002)	$45,365
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
Share Repurchase Program
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases during the fiscal year ended September 30, 2024. The Company has $48.1 million remaining under the share repurchase program.

Debt Agreements
A&R Credit Facility
On August 9, 2022, we entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”), with certain of our subsidiaries, Truist Bank and the other lenders party thereto. The A&R Credit Facility provides for, among other things, (i) a $65.0 million revolving credit facility (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time) and (ii) a $445.0 million term loan facility. Subject to certain conditions, the available amount under the Term Facility and the Revolving Facility may be increased by $125.0 million plus additional amounts subject to additional conditions (including satisfaction of a consolidated leverage ratio requirement) in the aggregate (with up to $50.0 million allocable to the Revolving Facility). As of September 30, 2024, the Revolving Facility was scheduled to mature on August 9, 2027. As of September 30, 2024, the Term Facility was repayable in installments beginning on December 31, 2022, with the remainder due on the earlier of (i) August 9, 2027 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the A&R Credit Facility.
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
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was not in compliance with all covenants for the reporting period ended September 30, 2024; however, the covenant noncompliance was waived pursuant to Amendment No. 6. to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement ("Amendment No. 6") entered into on November 13, 2024.
On November 13, 2024, the Company and certain of its subsidiaries entered into Amendment No. 6 with Truist Bank, as administrative agent, and other lenders party thereto. Amendment No. 6 amended the Amended and Restated Credit Agreement to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum leverage ratio measures, (iv) adjust the minimum liquidity measure, (v) modify the maturity date to be July 31, 2026, and in connection therewith, the repayment schedule, and (vi) waive certain covenant compliance requirements, including for the period ended September 30, 2024.
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
As of September 30, 2024 and September 30, 2023, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $443.4 million and $489.0 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of September 30, 2024 and September 30, 2023, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 6.6% and 5.7%, respectively. As of September 30, 2024 and September 30, 2023, our additional available borrowings under our Inventory Financing Facility were $206.6 million and $61.0 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.
For the reporting period ended September 30, 2024, we were not in compliance with all covenants under the Inventory Financing Facility; however, the covenant noncompliance was waived pursuant to the Consent, Waiver and Second Amendment to Eighth Amended and Restated Inventory Financing Agreement (the "November 2024 Inventory Financing Amendment") entered into on November 13, 2024. The November 2024 Inventory Financing Amendment amends the Inventory Financing Facility to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum funded debt to EBITDA ratio, (iv) establish a new minimum liquidity measure, (v) allow for certain swap transactions to mitigate risk in the ordinary course of business, (iv) reduce the maximum borrowing capacity to $595.0 million, and (vii) waive certain covenant compliance requirements, including for the period ended September 30, 2024.
Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have from time to time entered into notes payable agreements with the acquired entities to finance these acquisitions. As of September 30, 2024, our indebtedness associated with our acquisition notes payable totaled $1.1 million with an interest rate of 4.0% per annum and a maturity date of December 1, 2024.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $108,000, and mature on dates between October 2024 to April 2029. As of September 30, 2024, we had $2.6 million outstanding under the commercial vehicles notes payable.

Contractual Obligations
The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at September 30, 2024.

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
A&R Credit Facility(1)	$8,344	$418,275	$—	$—	$426,619
Inventory Financing Facility(2)	443,386	—	—	—	443,386
Notes Payable(3)	2,329	1,306	53	—	3,688
Estimated interest payments(4)	33,219	55,518	—	—	88,737
Operating lease obligations(5)	22,683	41,717	39,742	81,642	185,784
Total	$509,961	$516,816	$39,795	$81,642	$1,148,214
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
As of September 30, 2024 and September 30, 2023, our liability under the Tax Receivable Agreement was $40.6 million and $43.1 million, respectively. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to TRA Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due, generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on the portion of the outstanding balance under the Inventory Financing Facility that is not covered by interest rate swaps of $243.4 million as of September 30, 2024, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.4 million. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on the portion of the outstanding balance that is not covered by interest rate swaps of $226.6 million as of September 30, 2024, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.3 million.
As part of our strategy to mitigate the exposure risk to fluctuations in interest rates for our Inventory Financing Facility and A&R Credit Facility, we may enter into various interest rate swap agreements. As of September 30, 2024 we had two interest rate swap agreements with a combined notional principal amount of $400.0 million. The swaps are designed to provide a hedge against the changes in variable cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. All of our interest rate swaps qualify for cash flow hedge accounting. The following table provides information regarding our interest rate swaps as of September 30, 2024:

Inception Date	Hedged Rate	Notional Value at Inception (in thousands)	Maturity Date
September 2024	SOFR	$200,000	September 2027
September 2024	Term SOFR	200,000	September 2027
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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
OneWater Marine Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 10, 2024 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Atlanta, Georgia
December 10, 2024

ONEWATER MARINE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$16,849	$84,648
Restricted cash	10,488	8,662
Accounts receivable, net	73,269	113,175
Inventories	590,838	609,616
Prepaid expenses and other current assets	85,922	65,798
Total current assets	777,366	881,899
Property and equipment, net	93,224	81,532
Operating lease right-of-use assets	138,829	135,667
Other long-term assets	1,299	6,069
Deferred tax assets, net	37,278	35,066
Intangible assets, net	205,391	212,324
Goodwill	336,602	336,602
Total assets	$1,589,989	$1,689,159
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,106	$27,113
Other payables and accrued expenses	42,116	54,826
Customer deposits	63,955	51,649
Notes payable – floor plan	443,386	489,024
Current portion of operating lease liabilities	15,704	14,568
Current portion of long-term debt, net	7,874	29,324
Current portion of tax receivable agreement liability	2,578	2,447
Total current liabilities	607,719	668,951
Other long-term liabilities	12,563	13,693
Tax receivable agreement liability	38,019	40,688
Long-term operating lease liabilities	126,001	123,310
Long-term debt, net	414,934	428,439
Total liabilities	1,199,236	1,275,081
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and September 30, 2023	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,686,696 and 14,420,129 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	147	144
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of September 30, 2024 and September 30, 2023	14	14
Additional paid-in capital	202,921	193,018
Retained earnings	159,625	165,432
Accumulated other comprehensive (loss) income	(1,897)	1
Total stockholders’ equity attributable to OneWater Marine Inc.	360,810	358,609
Equity attributable to non-controlling interests	29,943	55,469
Total stockholders’ equity	390,753	414,078
Total liabilities and stockholders’ equity	$1,589,989	$1,689,159

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	For the Years Ended September 30,
	2024	2023	2022
Revenues:
New boat	$1,118,292	$1,223,691	$1,139,331
Pre-owned boat	312,193	334,477	294,832
Finance & insurance income	51,494	56,325	55,977
Service, parts & other	290,651	321,817	254,682
Total revenues	1,772,630	1,936,310	1,744,822

Cost of sales:
New boat	921,406	955,222	834,026
Pre-owned boat	248,068	258,524	213,167
Service, parts & other	168,093	187,438	143,974
Total cost of sales	1,337,567	1,401,184	1,191,167

Selling, general and administrative expenses	332,680	345,524	302,113
Depreciation and amortization	19,401	23,898	15,605
Transaction costs	1,530	1,839	7,724
Change in fair value of contingent consideration	4,248	(1,604)	10,380
Restructuring and impairment	12,386	147,402	—
Income from operations	64,818	18,067	217,833

Other expense (income):
Interest expense – floor plan	34,087	25,080	4,647
Interest expense – other	37,050	34,557	13,201
Loss on extinguishment of debt	—	—	356
Other expense, net	14	953	3,793
Total other expense, net	71,151	60,590	21,997
Net (loss) income before income tax (benefit) expense	(6,333)	(42,523)	195,836
Income tax (benefit) expense	(157)	(3,412)	43,225
Net (loss) income	(6,176)	(39,111)	152,611
Net (income) attributable to non-controlling interests	(119)	(3,810)	(2,998)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	590	4,329	(18,669)
Net (loss) income attributable to OneWater Marine Inc.	$(5,705)	$(38,592)	$130,944

Net (loss) earnings per share of Class A common stock – basic	$(0.39)	$(2.69)	$9.44
Net (loss) earnings per share of Class A common stock – diluted	$(0.39)	$(2.69)	$9.13

Basic weighted-average shares of Class A common stock outstanding	14,585	14,328	13,877
Diluted weighted-average shares of Class A common stock outstanding	14,585	14,328	14,337

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended September 30,
	2024	2023	2022
Net (loss) income	$(6,176)	$(39,111)	$152,611
Other comprehensive income (loss):
Foreign currency translation adjustment	(18)	9	(8)
Change in fair value of interest rate swaps	(2,066)	—	—
Comprehensive (loss) income	(8,260)	(39,102)	152,603
Net (income) attributable to non-controlling interests	(119)	(3,810)	(2,998)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	590	4,329	(18,669)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	2	(1)	1
Change in fair value of interest rate swaps attributable to non-controlling interest of One Water Marine Holdings, LLC	184	—	—
Comprehensive (loss) income attributable to OneWater Marine, Inc.	$(7,603)	$(38,584)	$130,937

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2021	13,277	$133	1,819	$18	$150,825	$74,952	$28,905	$—	$254,833
Net income	—	—	—	—	—	130,944	21,667	—	152,611
Distributions to members	—	—	—	—	—	(784)	(3,497)	—	(4,281)
Exchange of B shares for A shares	389	4	(389)	(4)	6,833	—	(6,833)	—	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	—	—	—	—	(247)	—	—	—	(247)
Shares issued upon vesting of equity-based awards, net of tax withholding	169	1	—	—	(1,629)	—	—	—	(1,628)
Shares issued in connection with business combinations	387	4	—	—	14,623	—	—	—	14,627
Non-controlling interest in subsidiary	—	—	—	—	—	—	19,311		19,311
Equity-based compensation	—	—	—	—	10,013		—	—	10,013
Repurchase and retirement of Class A common stock	(10)	—	—	—	(122)	(232)	—	—	(354)
Currency translation adjustment	—	—	—	—	—	—	(1)	(7)	(8)
Balance at September 30, 2022	14,212	142	1,430	14	180,296	204,880	59,552	(7)	444,877
Net loss	—	—	—	—	—	(38,592)	(519)	—	(39,111)
Distributions to members	—	—	—	—	—	(38)	(3,565)	—	(3,603)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	—	—	—	—	4,402	—	—	—	4,402
Shares issued upon vesting of equity-based awards, net of tax withholding	186	2	—	—	(1,973)	—	—	—	(1,971)
Shares issued as part of employee stock purchase plan	86	1	—	—	2,091	—	—	—	2,092
Equity-based compensation	—	—	—	—	8,962	—	—	—	8,962
Repurchase and retirement of Class A common stock	(64)	(1)	—	—	(760)	(818)	—	—	(1,579)
Currency translation adjustment	—	—	—	—	—	—	1	8	9
Balance at September 30, 2023	14,420	144	1,430	14	193,018	165,432	55,469	1	414,078
Net loss	—	—	—	—	—	(5,705)	(471)	—	(6,176)
Distributions to members	—	—	—	—	—	(102)	(5,313)	—	(5,415)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	—	—	—	—	1,868	—	—	—	1,868
Shares issued upon vesting of equity-based awards, net of tax withholding	208	2	—	—	(2,643)	—	—	—	(2,641)
Shares issued as part of employee stock purchase plan	59	1	—	—	1,519	—	—	—	1,520
Equity-based compensation	—	—	—	—	8,443	—	—	—	8,443
Purchase of non-controlling interest	—	—	—	—	716	—	(19,556)	—	(18,840)
Currency translation adjustment	—	—	—	—	—	—	(2)	(16)	(18)
Change in fair value of cash flow swaps	—	—	—	—	—	—	(184)	(1,882)	(2,066)
Balance at September 30, 2024	14,687	$147	1,430	$14	$202,921	$159,625	$29,943	$(1,897)	$390,753

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended September 30,
	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,176)	$(39,111)	$152,611
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,187	26,789	16,296
Equity-based compensation	8,443	8,962	10,013
Loss (gain) on asset disposals	36	221	(135)
Loss on disposal of a business	—	750	—
Loss on restructuring and impairment	539	147,402	—
Loss on extinguishment of debt	—	—	356
Non-cash interest expense	2,099	10,129	3,250
Deferred income tax provision	(334)	(23,030)	5,741
Change in fair value of contingent consideration	1,763	(1,604)	10,380
Loss on equity investment	198	446	1,228
(Increase) decrease in assets:
Accounts receivable	(1,477)	(10,051)	(3,711)
Inventories	24,636	(232,285)	(167,183)
Prepaid expenses and other current assets	(17,939)	10,308	(34,357)
Other assets	4,574	(3,188)	(1,940)
Increase (decrease) in liabilities:
Accounts payable	233	197	6,424
Other payables and accrued expenses	(13,381)	(7,643)	4,140
Tax receivable agreement liability	(2,602)	(3,227)	(67)
Customer deposits	12,040	(14,825)	4,401
Net cash provided by (used in) operating activities	34,839	(129,760)	7,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(25,918)	(21,251)	(11,403)
Proceeds from disposal of property and equipment	757	567	345
Purchases of equity investments	—	—	(2,000)
Cash used for additions to intangible assets	(909)	(2,823)	(4,246)
Cash used in acquisitions, net of cash acquired	(5,712)	(28,882)	(459,540)
Proceeds from disposal of a business	45,100	788	—
Net cash provided by (used in) investing activities	13,318	(51,601)	(476,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings from floor plan	(45,638)	219,688	152,874
Proceeds from long-term debt	43,392	30,000	412,492
Payments on long-term debt	(78,381)	(18,338)	(88,033)
Payments of debt issuance costs	(2,221)	—	(9,095)
Payments of contingent consideration	(5,888)	(12,574)	(371)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	1,520	2,092	—
Payments of tax withholdings for equity-based awards	(2,641)	(1,971)	(1,628)
Distributions to members	(5,415)	(3,603)	(9,482)
Purchase of non-controlling interest	(18,840)	—	—
Repurchase and retirement of Class A common stock	—	(1,579)	(354)
Net cash (used in) provided by financing activities	(114,112)	213,715	456,403

Effects of exchange rate changes on cash and restricted cash	(18)	9	(8)

Net change in cash and restricted cash	(65,973)	32,363	(13,002)
Cash and restricted cash at beginning of period	93,310	60,947	73,949
Cash and restricted cash at end of period	$27,337	$93,310	$60,947

Supplemental cash flow disclosures
Cash paid for interest	$75,957	$49,508	$14,598
Cash paid for income taxes	5,495	23,322	35,229

Noncash items
Acquisition purchase price funded by seller notes payable	$—	$—	$1,126
Acquisition purchase price funded by contingent consideration	—	2,550	15,321
Acquisition purchase price funded by issuance of Class A common stock	—	—	14,627
Purchase of property and equipment funded by long-term debt	156	1,122	2,087
Acquisition purchase price funded by affiliate financing	—	10,600	—
Settlement of affiliate financing with proceeds from sale and leaseback	—	10,600	—

OneWater Marine Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
1.    Description of Company and Basis of Presentation
Description of the Business
OneWater Marine Inc. (“OneWater Inc”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization on February 11, 2020 into a holding company structure for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Inc, the “Company”), OneWater Inc is the holding company and its sole material asset is the equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations (“OWAO”), and its subsidiaries.
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of September 30, 2024, the Company operates a total of 96 retail locations, 10 distribution centers/warehouses and multiple online marketplaces in 18 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 41.7%, 39.4% and 41.8% of total sales for the years ended September 30, 2024, 2023 and 2022, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc, including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.1%, 13.9% and 15.6% of our consolidated revenue for the years ended September 30, 2024, 2023 and 2022, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, OneWater Inc. conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which will reduce net (loss) income attributable to OneWater Inc’s Class A stockholders. As of September 30, 2024, OneWater Inc owned 91.1% of the economic interest of OneWater LLC.
Commencing December 31, 2021, the Company owned 80% of the economic interest of Quality Assets and Operations, LLC, over which the Company exercised control and the minority interest in this subsidiary was recorded accordingly. On October 31, 2023, the Company acquired the remaining 20% of the economic interest and, as a result, as of September 30, 2024 owned 100% of Quality Assets and Operations, LLC. See Note 4 for additional information regarding the acquisition.
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
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2024 and 2023, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk. Total cash and restricted cash shown in the consolidated statements of cash flows is comprised of the amounts reported in cash and restricted cash on the consolidated balance sheets.
Restricted Cash
Restricted cash relates to amounts collected for brokerage sales, in certain states, which are held in escrow on behalf of the respective buyers and sellers for future purchases of boats.
Inventories
Inventories are stated at the lower of cost or net realizable value. The cost of inventories consist of amounts paid to acquire the inventory, net of vendor consideration received and purchase discounts, and varying by inventory type, may include the cost of reconditioning, equipment addition, transportation, material, labor and manufacturing overhead. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. The cost of acquired, manufactured and assembled parts and accessories is determined using methods which vary by subsidiary and include the average cost method, standard costs approximating average costs, and first-in, first-out (“FIFO”).
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
The carrying value of property and equipment and other long-term assets (other than goodwill and indefinite life intangible assets) is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. The Company would conclude that an asset may be impaired if the sum of such undiscounted expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. We did not record an impairment of our property and equipment in fiscal years 2024, 2023 or 2022.
Goodwill and Other Identifiable Intangible Assets
Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Other identifiable intangible assets primarily consist of trade names, developed technologies, including design libraries, and customer relationships related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the Company, and therefore, are not subject to amortization. Developed technologies and customer relationships are amortized over their estimated useful lives of ten years. Goodwill and indefinite-lived intangible assets are accounted for in accordance with FASB ASC 350, ‘‘Intangibles - Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill.
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
The Company elected a qualitative assessment for our fiscal fourth quarter 2024 goodwill impairment testing and determined that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts, and as a result, no impairment for goodwill was required for the year then ended. During the year ended September 30, 2023, the Company determined that there were circumstances that indicated impairment may have occurred, including a drop in the Company's market capitalization and declining margins, and performed a quantitative goodwill impairment analysis. As a result, the Company recognized a $57.7 million impairment for goodwill for the year then ended. See Note 8 for more information about the impairment of goodwill.
In accordance with ASC 350, the Company first performs an annual qualitative impairment assessment for indefinite-lived intangible assets to determine if it is more likely than not that the fair values are greater than their carrying amounts. If it is determined that it is more likely than not that the fair values of the indefinite-lived intangible assets are less than their respective carrying amounts, the Company then performs a quantitative impairment analysis by comparing the carrying amount of the indefinite-lived intangible assets to the fair values. To determine the fair value of the indefinite-lived intangible assets, the Company uses a relief from royalty method for trade names.
The Company elected qualitative assessments for our fiscal fourth quarter 2024 indefinite-lived intangible assets impairment testing and determined that it was more likely than not that the fair values of the Company’s indefinite-lived intangible assets were greater than their carrying amounts, and as a result, no impairment was required for the year then ended. During the year ended September 30, 2023, the Company performed a quantitative impairment analysis. As a result, the Company recognized a $43.0 million impairment for indefinite-lived intangible assets for the year then ended. See Note 8 for more information about the impairment of indefinite-live intangible assets.
In accordance with FASB ASC 360-10, "Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets" (“ASC 360”), the Company assesses the potential for impairment of its definite-lived intangible assets if facts and circumstances, such as declines in sales, earnings, cash flows or adverse changes in the business climate, suggest that they may be impaired. Definite-lived intangible assets include developed technologies and customer relationships which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
The Company performs its assessment by comparing the book value of the asset groups to the estimated future undiscounted cash flows associated with the asset groups. If any impairment in the carrying value of its definite-lived intangible assets is indicated, the assets would be adjusted to an estimate of fair value. To determine the fair value of the definite-lived intangible assets, the Company uses a relief from royalty method for developed technology and discounted cash flows method for customer relationships.
During the year ended September 30, 2024, the Company evaluated the indicators of potential impairment for definite-lived intangible assets and did not identify any potential triggering events, and as a result, no impairment was required for the year then ended. During the year ended September 30, 2023, the Company performed a quantitative impairment analysis. As a result, the Company recognized a $46.7 million impairment for definite-lived intangible assets for the year then ended. See Note 8 for more information about the impairment of definite-lived intangible assets.
Software Development
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

Cloud Computing Arrangement Implementation Costs
The Company capitalizes qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization ceases once the software is ready for its intended use. Capitalized CCA implementation costs are amortized over the term of the implemented software agreement. Capitalized CCA implementation costs are allocated between prepaid expenses and other current assets and other long-term assets on the accompanying consolidated balance sheets based on the expected amortization to be recognized within one year. Total capitalized CCA implementation costs were $1.7 million and $5.4 million, as of September 30, 2024 and 2023, respectively, which are a result of various enterprise resource planning ("ERP") software agreements. Accumulated amortization of these CCA implementation costs was $0.4 million and $0.1 million, as of September 30, 2024 and 2023, respectively. The Company recorded $0.3 million and $0.1 million of expense during the year ended September 30, 2024 and 2023, respectively, in selling, general and administrative expenses on the accompanying consolidated statements of operations related to the amortization of CCA implementation costs. The Company recognized a portion of the previously capitalized CCA implementation costs into expense as part of the 2024 Restructuring discussed in Note 16.
Sales Tax
The Company collects sales tax on all of the Company’s sales to nonexempt customers and remits the entire amount to the states that imposed the sales tax. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.
Revenue Recognition
Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits. We are the principal with respect to revenue from new, pre-owned and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.
Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.2 million and $4.4 million as of September 30, 2024 and 2023, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended September 30, 2024, 2023 and 2022.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the years ended September 30, 2024, 2023 and 2022 is as follows:

($ in thousands)	2024	2023	2022
Beginning contract liability	$51,649	$65,460	$46,610
Revenue recognized from contract liabilities included in the beginning balance	(48,642)	(63,207)	(43,777)
Increases due to business combinations and cash received, net of amounts recognized in revenue during the period	60,948	49,396	62,627
Ending contract liability	$63,955	$51,649	$65,460
The following table sets forth percentages on the timing of revenue recognition for the years ended September 30, 2024, 2023 and 2022:

	2024	2023	2022
Goods and services transferred at a point in time	93.8%	93.8%	94.4%
Goods and services transferred over time	6.2%	6.2%	5.6%
Total Revenue	100.0%	100.0%	100.0%
Advertising Costs
We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying consolidated statements of operations. Pursuant to FASB ASC 606, ‘‘Revenue from Contracts with Customers’’ (‘‘ASC 606’’), we net amounts received under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising costs for the years ended September 30, 2024, 2023 and 2022, were $26.9 million, $24.8 million and $13.4 million, which are net of related co-op assistance of $1.6 million, $2.2 million and $1.8 million, respectively.
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
Derivative and hedging instruments
The Company utilizes derivative financial instruments to manage its interest rate risk. The types of risks hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. The Company documents the management strategy and assess hedge effectiveness at inception and throughout the term of the hedging relationship. Derivatives are reported at fair value on the accompanying consolidated balance sheets.
The changes in fair value on the hedges is reported as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets, and reclassified to either interest expense – floor plan or interest expense – other in the accompanying consolidated statements of operations based on the nature of the hedged transaction in the period during which the hedged transaction affects earnings. Cash flows from hedging instruments, including cash receipts and payments, are classified on the consolidated statements of cash flows in the same category as the cash flows resulting from the item being hedged.
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

4.    Acquisitions and Dispositions
Acquisitions
In the years ended September 30, 2024, 2023 and 2022, the Company completed acquisitions of multiple businesses. The results of operations of acquisitions are included in the accompanying consolidated financial statements from the acquisition date. The purchase price of acquisitions was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on the information currently available. Any changes to the value of identifiable intangible assets are reclassified from goodwill upon the completion of the valuations.
The fair values of the developed technology and trade name intangible assets as of the acquisition date were determined using the relief from royalty model. The fair values of the customer relationship intangible assets as of the acquisition date were determined using the discounted cash flow method.
Fiscal Year 2024
For the year ended September 30, 2024, the Company completed the following transaction:
•On May 1, 2024, Garden State Yacht Sales, a full service marine retailer located in New Jersey
The table below summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:
Summary of Assets Acquired and Liabilities Assumed

($ in thousands)	Total Acquisitions
Accounts receivable	$113
Inventories	6,676
Prepaid expenses	11
Property and equipment	478
Operating lease right-of-use assets	4,360
Accounts payable	(1,263)
Accrued expenses	(36)
Customer deposits	(267)
Operating lease liabilities	(4,360)
Aggregate acquisition date fair value	$5,712

Consideration transferred	5,712
Included in our results for the year ended September 30, 2024, the acquisition contributed $7.0 million to our consolidated revenue and income of $0.2 million to our net (loss) income before income tax expense. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.1 million for the year ended September 30, 2024.
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
Fiscal Year 2022
For the year ended September 30, 2022, the Company completed the following transactions:
•On October 1, 2021, Naples Boat Mart, a retail marine dealership with one location in Florida
•On November 30, 2021, T-H Marine Supplies, LLC (“T-H Marine”), a leading provider of branded marine parts and accessories for original equipment manufacturers (“OEMs”) and the aftermarket, with locations in Alabama, Florida, Illinois, Indiana, Oklahoma and Texas
•On December 1, 2021, Norfolk Marine Company, a retail marine dealership with one location in Virginia
•On December 31, 2021, a majority interest in Quality Boats, a retail marine dealership with three locations in Florida. The sellers retained a 20% economic interest in Quality Boats. The Company had the exclusive right, but not obligation, to acquire the remaining 20% interest at any time before January 1, 2027 and exercised that right on October 31, 2023.
•On February 1, 2022, JIF Marine, a leading supplier of stainless steel ladders, dock products and other accessories which is based in Tennessee
•On March 1, 2022, YakGear, a leading supplier of kayak equipment, paddle sports accessories and boat mounting accessories which is based in Texas
•On April 1, 2022, Denison Yachting, a leader in yacht and superyacht sales as well as ancillary yacht services, with 20 locations in 7 states
•On August 9, 2022, Ocean Bio-Chem, Inc. (now Ocean Bio-Chem, LLC), and Star Brite Europe, Inc. (now Star Brite Europe, LLC) (collectively “Ocean Bio-Chem”), a leading supplier and distributor of appearance, cleaning, and maintenance products for the marine industry and the automotive, powersports, recreational vehicles, and outdoor power equipment markets with locations in Alabama and Florida.
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
The 2023 and 2022 acquisitions have resulted in the recording of goodwill that is expected to be deductible for tax purposes of $15.9 million and $173.2 million for the years ended September 30, 2023 and 2022, respectively. No goodwill was recorded as a result of the 2024 acquisition.
The following unaudited pro forma results of operations for the years ended September 30, 2024, 2023 and 2022 assumes that all acquisitions were completed on October 1, 2021.

($ in thousands)	2024	2023	2022
Pro forma revenues	$1,779,550	$1,957,897	$1,954,674
Pro forma net (loss) income	$(6,535)	$(38,024)	$169,813
The amounts have been calculated by applying our accounting policies and estimates. Pro forma net (loss) income has been tax affected based on the Company’s effective tax rate in the historical periods presented.

Dispositions
During the year ended September 30, 2023, the Company completed the following dispositions of a business:
•On September 30, 2023, Roscioli Yachting Center, which was reported in our Dealership reporting segment through the date of the sale. The sale resulted in a pre-tax gain of $0.2 million recorded in other expense (income) in the consolidated statement of operations.
•On September 30, 2023, Lookout Marine, which included two locations and was reported in our Dealership reporting segment through the date of sale. The sale resulted in a pre-tax loss of $1.0 million recorded in other expense (income) in the consolidated statement of operations.
In connection with the disposition of Roscioli Yachting Center, the Company sold the associated real estate. As part of the sale agreement, the Company entered into a lease with the purchasing party for a portion of the location. The Company has accounted for this transaction as a sale and leaseback of the property in our consolidated financial statements. There was no gain or loss recorded as part of the transaction. The lease for the property includes an initial term of 10 years. The lease is accounted for as an operating lease and is included in the operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet.
There were no dispositions of business entities during the years ended September 30, 2024 and 2022.
5.    Accounts Receivable
Accounts receivable primarily consists of trade accounts receivable, contracts in transit and manufacturer receivables. Trade receivables include amounts due from customers on the sale of boats, parts, service, and storage. Contracts in transit represent anticipated funding from the loan agreement customers execute at the dealership when they purchase their new or pre-owned boat. These finance contracts are typically funded within 30 days. Amounts due from manufacturers represent receivables for various manufacturer incentive programs and parts and service work performed pursuant to the manufacturers’ warranties. Accounts receivable as of September 30, 2023 also consists of a receivable resulting from the disposition of Roscioli Yachting Center as the proceeds on disposal were received during the year ended September 30, 2024.
The allowance for credit losses is estimated based on past collection experience, current conditions and reasonable and supportable forecasts. The annual activity for charges and subsequent recoveries is immaterial.
Accounts receivable consisted of the following:

($ in thousands)	September 30, 2024	September 30, 2023
Trade accounts receivable	$32,578	$32,065
Contracts in transit	20,437	25,425
Manufacturer receivable	11,435	11,288
Income tax receivable	9,370	—
Receivable for proceeds on the disposition of a business	—	45,100
Total accounts receivable	73,820	113,878
Less – allowance for credit losses	(551)	(703)
Total accounts receivable, net	$73,269	$113,175
6.    Inventories
Inventories consisted of the following:

($ in thousands)	September 30, 2024	September 30, 2023
New vessels	$442,834	$471,147
Pre-owned vessels	79,234	61,627
Parts and accessories, work in process	68,770	76,842
Total inventories	$590,838	$609,616

7.    Property and Equipment
Property and equipment, net consisted of the following:

($ in thousands)	September 30, 2024	September 30, 2023
Land	$6,323	$3,275
Buildings and improvements	24,890	22,681
Leasehold improvements	30,503	22,968
Machinery and equipment	32,637	26,696
Office equipment	16,124	14,226
Company vehicles	23,957	18,231
Construction in progress	2,637	3,807
Total property and equipment	137,071	111,884
Less accumulated depreciation	(43,847)	(30,352)
Total property and equipment, net	$93,224	$81,532
For the years ended September 30, 2024, 2023 and 2022, depreciation expense totaled $14.3 million, $13.4 million and $8.8 million, respectively.
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

($ in thousands)	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2022	$378,588	$186,779	$14,274	$101,230	$1,970	$2,218	$306,471
Acquisitions during the year ended September 30, 2023	18,481	8,800	—	—	945	1,878	11,623
Impairment recorded during the year ended September 30, 2023	(57,710)	(43,016)	(8,309)	(38,367)	—	—	(89,692)
Disposals from sales of businesses during the year ended September 30, 2023	(3,157)	(2,642)	—	—	—	—	(2,642)
Other adjustments during the year ended September 30, 2023	400	—	—	—	—	—	—
Amortization expense for the year ended September 30, 2023	—	—	(1,546)	(10,749)	(528)	(613)	(13,436)
Net balance as of September 30, 2023	336,602	149,921	4,419	52,114	2,387	3,483	212,324
Acquisitions during the year ended September 30, 2024	—	—	—	—	—	909	909
Amortization expense for the year ended September 30, 2024	—	—	(455)	(5,711)	(637)	(1,039)	(7,842)
Net balance as of September 30, 2024	$336,602	$149,921	$3,964	$46,403	$1,750	$3,353	$205,391
During the year ended September 30, 2023 the Company recorded an impairment loss of $147.4 million related to the goodwill and identifiable intangible assets in order to adjust carrying value to estimated fair value. The impairment loss is recorded in restructuring and impairment in the consolidated statements of operations. Of the $147.4 million impairment loss, $6.5 million and $140.9 million is reported in the Dealerships and Distribution reporting segment, respectively. No impairment loss was recorded for the years ended September 30, 2024 and 2022. See Note 2 for more information about our annual impairment tests of goodwill and identifiable intangible assets.
Amortization expense was $7.8 million, $13.4 million and $7.6 million for the years ended September 30, 2024, 2023 and 2022, respectively, which includes amortization expense of $1.0 million, $0.6 million and $0.1 million for the years ended September 30, 2024, 2023 and 2022, respectively, for internally developed software. Amortization expense is recorded in depreciation and amortization in the consolidated statements of operations. For internally developed software acquisitions during the year ended September 30, 2024, the weighted average useful life of total intangible assets is 3.6 years.
The following table summarizes the expected amortization expense for the fiscal years 2025 through 2029 and thereafter ($ in thousands):

2025	$8,418
2026	8,418
2027	8,175
2028	6,638
2029	6,637
Thereafter	17,184
$55,470
As of September 30, 2024 and 2023, the carrying value of goodwill totaled approximately $336.6 million, of which $295.3 million was related to our Dealerships reporting segment and $41.3 million was related to our Distribution reporting segment.
9.    Other Payables and Accrued Expenses
Other payables and accrued expenses consisted of the following:

($ in thousands)	September 30, 2024	September 30, 2023
Payroll accrual	$16,720	$21,044
Sales tax payable	3,626	4,673
Other payables and accrued expenses	12,428	11,522
Acquisition contingent consideration	6,162	7,488
Accrued interest	3,180	10,099
Total other payables and accrued expenses	$42,116	$54,826
10.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”). On November 14, 2023, the Company and certain of its subsidiaries entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, the “ Inventory Financing Facility") with Wells Fargo and the other financial institutions party thereto to increase the maximum borrowing amount available under the Inventory Financing Facility to $650.0 million and extend the term. The Inventory Financing Facility expires on March 1, 2026. The outstanding balance of the facility was $443.4 million and $489.0 million, as of September 30, 2024 and 2023, respectively.
Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats in calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of September 30, 2024 the interest rate on the Inventory Financing Facility ranged from 8.03% to 10.28% for new inventory and 8.28% to 10.53% for pre-owned inventory. As of September 30, 2023 the interest rate on the Inventory Financing Facility ranged from 8.18% to 10.43% for new inventory and 8.43% to 10.68% for pre-owned inventory. Borrowing capacity available at September 30, 2024 and September 30, 2023 was $206.6 million and $61.0 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was not in compliance with all covenants for the reporting period ended September 30, 2024; however, the covenant noncompliance was waived pursuant to the Consent, Waiver and Second Amendment to Eighth Amended and Restated Inventory Financing Agreement (the "November 2024 Inventory Financing Amendment") entered into on November 13, 2024 as discussed in Note 22.
The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.

11.    Long-term Debt and Line of Credit
On August 9, 2022, the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”) with Truist Bank. The A&R Credit Facility provides for a $65.0 million revolving credit facility (the “A&R Revolving Facility”) that may be used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit) and a $445.0 million term loan (the “A&R Term Loan”). Subject to certain conditions, the available amount under the revolving credit facility and term loans may be increased by $125.0 million in the aggregate. The A&R Credit Facility bears interest at a rate that is equal to Term SOFR plus an applicable margin ranging from 1.75% to 2.75% based on certain consolidated leverage ratio measures. As of September 30, 2024, the A&R Revolving Facility was scheduled to mature on August 9, 2027. As of September 30, 2024, the A&R Term Loan was repayable in installments beginning December 31, 2022, with the remainder due on August 9, 2027.
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was not in compliance with all covenants for the reporting period ended September 30, 2024; however, the covenant noncompliance was waived pursuant to Amendment No. 6. to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement ("Amendment No. 6") entered into on November 13, 2024 as discussed in Note 22.
Long-term debt consisted of the following at:

($ in thousands except monthly payment amounts)	September 30, 2024	September 30, 2023
Term note payable to Truist Bank, secured and bearing interest at 7.85% at September 30, 2024 and 7.53% at September 30, 2023. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on August 9, 2027	$375,469	$428,313
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.75% at September 30, 2024 and 7.50% at September 30, 2023. The note requires full repayment on August 9, 2027	51,150	30,000
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $3,100 through April 2029	2,561	3,645
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note requires quarterly interest payments, with a balloon payment of principal due on December 1, 2024.	1,126	1,126
Note payable to Tom George Yacht Group, unsecured and bearing interest at 5.5% per annum. The note was repaid in full on December 1, 2023.	—	2,056
Total debt outstanding	430,306	465,140
Less current portion (net of current debt issuance costs)	(7,874)	(29,324)
Less unamortized portion of debt issuance costs	(7,498)	(7,377)
Long-term debt, net of current portion and unamortized debt issuance costs	$414,934	$428,439
Principal repayment requirements of long-term debt at September 30, 2024 are as follows (in thousands):

Year ending September 30,
2025	$10,673
2026	45,345
2027	374,236
2028	45
2029	7
Total principal payments	$430,306

Debt issuance costs are amortized on a straight-line basis over the life of the loan, which approximates the effective interest method. During the fiscal year ended 2024, the Company capitalized loan costs of $2.2 million. During the fiscal year ended 2023, the Company did not capitalize any loan costs. In connection with entering into the A&R Credit Facility, the Company wrote off unamortized debt issuance cost of $0.4 million which was included in loss on extinguishment of debt in the consolidated statements of operations for the year ended September 30, 2022. Amortization for the years ended September 30, 2024, 2023 and 2022 amounted to $2.1 million, $2.2 million and $1.3 million, respectively, and is included in interest expense - other in the consolidated statements of operations.
As of September 30, 2024 and 2023, the Company had $1.6 million and $0.7 million, respectively, in letters of credit outstanding under the A&R Revolving Facility.
12.    Derivative and Hedging Instruments
The Company is subject to interest rate risk as a result of the Inventory Financing Facility and A&R Credit Facility required interest payments. In September 2024, the Company entered into two interest rate swap agreements which are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. The following table provides information on the attributes of each swap as of September 30, 2024:

Inception Date	Hedged Rate	Notional Value at Inception (in thousands)	Maturity Date
September 2024	SOFR	$200,000	September 2027
September 2024	Term SOFR	$200,000	September 2027
The fair value of the cash flow swaps is calculated using an income approach. The income approach involves using the quoted price for economically equivalent inputs or valuation methodologies, assumptions and inputs, which in the case of projected future cash flows, discount such cash flows to a single net present value amount. The following table provides information regarding the fair value of the interest rate swap agreements and the impact on the consolidated balance sheets at ($ in thousands):

Balance Sheet Location	September 30, 2024	September 30, 2023
Prepaid expenses and other current assets	$1,560	$—
Other long-term liabilities	(3,626)	—
Net asset (liability)	$(2,066)	$—
The interest rate swaps qualify for cash flow hedge accounting treatment. The interest rate swaps are marked to market each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income and reclassified into interest expense in the same period during which the hedged transactions affect earnings. Information about the effect of the interest swap agreements in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), is as follows ($ in thousands):

Year Ended September 30,	Results Recognized in Accumulated Other Comprehensive (Loss) Income (effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2024	$(2,066)	Interest expense – other and Interest expense – floor plan	$—
As of September 30, 2024, the amount expected to be reclassified out of accumulated other comprehensive (loss) income into earnings during the next 12 months is gains of $1.6 million. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

13.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,611,664. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
2024 Awards
During the fiscal year ended September 30, 2024, the Board approved the grant of 204,557 time-based restricted stock units. Of this amount, 34,160 restricted stock units fully vest on October 1, 2024 and the remaining 170,397 restricted stock units vest in three equal annual installments commencing on October 1, 2024.
During the fiscal year ended September 30, 2024, the Board approved the grant of 141,924 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock to the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2024. As of September 30, 2024, the Company achieved 74% of the performance target.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $7.9 million, $8.2 million and $9.8 million of compensation expense for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, which includes $2.9 million, $3.5 million, and $5.4 million of compensation expense for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, for performance-based units.
The following table further summarizes activity related to restricted stock units for the years ended September 30, 2024 and 2023:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2022	559,793	$28.01
Awarded	225,075	30.08
Vested	(257,082)	27.98
Forfeited	(3,001)	35.81
Unvested at September 30, 2023	524,785	28.86
Awarded	346,481	25.62
Vested	(318,934)	28.22
Forfeited	(10,213)	27.19
Unvested at September 30, 2024	542,119	$27.20
As of September 30, 2024, the total unrecognized compensation expense related to outstanding equity awards was $3.1 million, which the Company expects to recognize over a weighted-average period of 1.2 years.
We issue shares of our Class A common stock upon the vesting of performance-based restricted stock units and time-based restricted stock units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of restricted stock units, we repurchase a portion of shares equal to the amount of employee income tax withholding. We recognize forfeitures of performance-based restricted stock units and time-based restricted stock units as the forfeitures occur.

Net (Loss) Earnings Per Share
Basic and diluted net (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to OneWater Inc by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net (loss) earnings per share is computed by giving effect to all potentially dilutive shares.
The following table sets forth the calculation of net (loss) earnings per share for the years ended September 30, 2024, 2023, and 2022 (in thousands, except per share data):

Net (loss) earnings per share:	2024	2023	2022
Numerator:
Net (loss) income attributable to OneWater Inc	$(5,705)	$(38,592)	$130,944

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net (loss) income per share	14,585	14,328	13,877
Effect of dilutive securities:
Restricted stock units	—	—	457
Employee stock purchase plan	—	—	3
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net (loss) income per share	14,585	14,328	14,337

Net (loss) earnings per share of Class A common stock – basic	$(0.39)	$(2.69)	$9.44
Net (loss) earnings per share of Class A common stock – diluted	$(0.39)	$(2.69)	$9.13
On March 30, 2022, the Board approved a share repurchase program up to $50.0 million. No shares of Class A common stock were repurchased by the Company during the year ended September 30, 2024. As of September 30, 2024 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of September 30, 2024, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net (loss) earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Year Ended September 30, 2024	Year Ended September 30, 2023	Year Ended September 30, 2022
Class B common stock	1,430	1,430	1,527
Restricted stock units	577	598	219
Employee Stock Purchase Plan	30	4	—
	2,037	2,032	1,746
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

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 453,870 shares of the Company’s Class A common stock may be issued under the ESPP as of September 30, 2024, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.6 million, $0.7 million and $0.2 million during the years ended September 30, 2024, 2023 and 2022, respectively. As of September 30, 2024 and 2023, we had current liabilities of $0.3 million and $0.4 million. respectively, for future purchases of shares under the ESPP. During the year ended September 30, 2024, 59,089 shares were issued under the ESPP at an average price per share of $25.72. During the year ended September 30, 2023, 86,050 shares were issued under the ESPP at an average price per share of $24.31.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the fiscal years ended September 30, 2024 and 2023:

	2024	2023	2022
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.2 - 5.5%	4.8 - 5.5%	2.5%
Volatility	37.6 - 62.7%	37.6 - 45.6%	57.4%
Expected life	Six months	Six months	Six months
Distributions
During the fiscal years ended September 30, 2024, 2023 and 2022, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.
Non-Controlling Interest
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports a non-controlling interest related to the portion of OneWater LLC owned by the holders of OneWater LLC Units (the “OneWater Unit Holders”). OneWater Unit Holders may exchange their LLC Units, together with an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common Stock of OneWater Inc on a one-for-one basis or, at OneWater LLC’s election, cash. Changes in ownership interest in OneWater LLC, while OneWater Inc retains its controlling interest, will be accounted for as equity transactions. Future direct exchanges of OneWater LLC units will result in a change in ownership and reduce the amount recorded as a non-controlling interest and increase additional paid-in-capital. As of September 30, 2024, OneWater Inc owned 91.1% of the economic interest of OneWater LLC with the OneWater Unit Holders owning the remaining 8.9%.
As discussed in Note 4, the Company acquired an 80% economic interest in Quality Boats during the year ended September 30, 2022. The Company had the exclusive right, but not obligation, to acquire the remaining 20% economic interest at any time before January 1, 2027. On October 31, 2023, the Company exercised the right to acquire the remaining 20% economic interest in Quality Boats.
14.    Retirement Plan
The Company offers a 401(k) retirement plan to its full-time employees over the age of 21. The Company currently makes discretionary matching contributions of 50.0% for the first 4.0% of employee salary deferrals. The Company made discretionary contributions of $2.7 million, $2.6 million and $2.2 million for the years ended September 30, 2024, 2023 and 2022, respectively.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying consolidated balance sheets as of September 30:

	2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in equity securities	$128	$—	$—	$128
Derivative and hedging instruments	—	1,560	—	1,560
Liabilities:
Contingent consideration	—	—	15,161	15,161
Derivative and hedging instruments	—	3,626	—	3,626

	2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in equity securities	$326	$—	$—	$326
Liabilities:
Contingent consideration	—	—	21,181	21,181
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2024, and 2023.
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in other expense (income), net, in the consolidated statements of operations. The fair value of equity investments is measured using quoted prices in its active markets. The investment in equity securities balance is recorded in other long-term assets in the consolidated balance sheets.

The portion of unrealized losses recognized related to equity securities still held as of September 30 consists of the following:

($ in thousands)	Year Ended September 30, 2024	Year Ended September 30, 2023	Year Ended September 30, 2022
Net losses recognized during the period on equity securities	$198	$446	$1,228
Less: net losses recognized during the period on equity securities sold during the period	—	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$198	$446	$1,228
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
The following table sets forth the changes in fair value of our contingent consideration for the fiscal years ended September 30, 2024 and 2023:

($ in thousands)	Contingent Consideration
Balance as of September 30, 2022	$37,402
Additions from acquisitions	2,550
Settlement of contingent consideration	(17,167)
Change in fair value, including accretion	(1,604)
Balance as of September 30, 2023	21,181
Additions from acquisitions	—
Settlement of contingent consideration	(10,268)
Change in fair value, including accretion	4,248
Balance as of September 30, 2024	$15,161
We determined the carrying value of our cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable with Truist Bank, seller notes payable and company vehicle notes payable approximate their fair values because of the nature of their terms and current market rates of these instruments. Derivative and hedging instruments are recorded at fair value as discussed in Note 12.
16.    Restructuring and Impairment
In March 2024, the Company evaluated its operations and decided to undergo a restructuring plan (the "2024 Restructuring") which resulted in the reduction of headcount and retail locations, cancellation of certain dealer agreements, and the cancellation of certain in-progress information and technology ("IT") related projects. As a result of the 2024 Restructuring, during the year ended September 30, 2024 the Company recognized $15.3 million of charges, of which $12.4 million is recorded in restructuring and impairment, $1.8 million is recorded in new boat cost of sales and $1.1 million is recorded in service, parts & other cost of sales in the consolidated statement of operations. Of the $15.3 million of charges related to the 2024 Restructuring, $13.0 million and $2.3 million is reported in the Dealerships and Distribution reporting segment, respectively. No charges related to the 2024 Restructuring were recorded during the years ended September 30, 2023 and 2022.
As of September 30, 2024, $1.0 million was recorded in other payables and accrued expenses in the consolidated balance sheet related to the 2024 Restructuring. No amounts were recorded in the consolidated balance sheet as of September 30, 2023.
During the year ended September 2023, the Company recorded impairment charges to adjust the carrying value of the goodwill and identifiable intangible assets to fair value (the "2023 Impairment"). As a result of the 2023 Impairment, during the year ended September 30, 2023 the Company recognized a loss of $147.4 million, which is recorded in restructuring and impairment on the consolidated statement of operations. Of the $147.4 million impairment loss, $6.5 million and $140.9 million is reported in the Dealerships and Distribution reporting segment, respectively. No charges related to the 2023 Impairment were recorded during the years ended September 30, 2024 and 2022. See note 8 for more information about the impairment of goodwill and identifiable intangible assets.

17.    Income Taxes
The Company is a corporation and, as a result is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.
The components of income tax (benefit) expense are:

($ in thousands)	Year Ended September 30, 2024	Year Ended September 30, 2023	Year Ended September 30, 2022
Current:
Federal	$(424)	$16,184	$31,986
State	601	3,434	5,492
Foreign	—	—	6
	177	19,618	37,484
Deferred:
Federal	(152)	(19,171)	5,376
State	(182)	(3,859)	365
Foreign	—	—	—
	(334)	(23,030)	5,741
Income tax (benefit) expense	$(157)	$(3,412)	$43,225
A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended September 30,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
Income attributable to non-controlling interests and nontaxable income	(1.3)	(0.2)	(2.3)
State income taxes, net of federal benefit	(2.4)	3.3	2.9
Non-deductible items	(23.3)	—	—
Federal and state credits	10.1	—	—
Loss on impairment	—	(11.4)	—
Other	(1.7)	(4.7)	0.4
Effective income tax rate	2.4%	8.0%	22.0%

Details of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	September 30, 2024	September 30, 2023
Deferred tax assets:
Investment in partnerships	$24,496	$23,619
Tax receivable agreement	10,071	10,702
Net operating loss	1,216	1,557
Other	1,495	—
Total	37,278	35,878
Valuation allowance	—	—
Total deferred tax assets	37,278	35,878

Deferred tax liabilities:
Fixed assets	$—	$107
Intangibles	—	703
Other	—	2
Total deferred tax liabilities	—	812
Deferred tax assets, net	$37,278	$35,066
The Company had federal net operating loss carryforwards from underlying corporate entities of approximately $4.3 million and $6.0 million resulting in a deferred tax asset of $0.9 million and $1.6 million as of September 30, 2024 and 2023, respectively. The U.S. federal net operating loss carryforwards have no expiration but can only be used to offset up to 80% of future taxable income annually. The Company has Alabama net operating loss carryforwards of $0.3 million which has no limitation in use and expire in the years 2037 to 2040. The Company projects to fully utilize the net operating losses during subsequent fiscal years.
The Company has IRC Section 163(j) interest expense carryforward of approximately $3.7 million, resulting in a deferred tax asset of $0.9 million as of September 30, 2024. The IRC Section 163(j) interest expense carryforward has no expiration.
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
As of September 30, 2024 and 2023, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020. In November 2022, the Company received notification that the IRS intended to commence an audit of the federal income tax return of OneWater LLC’s partnership for the tax year ended December 31, 2020. The Company received a letter from the IRS in July 2024 noting the audit was complete with no adjustments. In November 2024, the Company received notification that the Florida Department of Revenue intended to commence a corporate income tax audit of OneWater Inc for the tax years ended September 30, 2021, 2022 and 2023. The audit is ongoing and the outcome and timing of settlements of asserted income tax liabilities, if any, are uncertain.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of September 30, 2024 and 2023, our undiscounted liability under the Tax Receivable Agreement was $40.6 million and $43.1 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
18.    Commitments and Contingencies
Employment Agreements
The Company is party to employment agreements with certain executives, which provide for compensation, other benefits and severance payments under certain circumstances. The Company also has consulting and noncompete agreements in place with previous owners of acquired companies.
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of September 30, 2024, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Risk Management
The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions and natural disasters for which the Company carries commercial insurance. There have been no significant reductions in coverage from the prior year and settlements have not exceeded coverage in the past years.
19.    Leases
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
Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten or more years. The exercise of the lease renewal option is typically at our sole discretion. If it is reasonably certain that we will exercise the option to renew, the period covered by the options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases include the option to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised. As of September 30, 2024, our weighted-average lease term on operating leases was 9.5 years.
Certain of our lease agreements include rental payments based on percentage of retail sales over contractual levels and others include rental payments adjusted periodically based on index rates. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
When available, the implicit rate is utilized to discount lease payments to present value; however, none of our leases provide a readily determinable implicit rate, therefore we use our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. As of September 30, 2024, our weighted average discount rate on operating leases was 5.6%.

The following table provides certain information related to lease costs for operating leases:

	For the Years Ended September 30,
($ in thousands)	2024	2023	2022
Operating lease cost	$23,336	$21,332	$18,092
Short-term and variable lease cost	6,415	6,062	4,466
	$29,751	$27,394	$22,558
The following table presents supplemental cash flow information for leases:

	For the Years Ended September 30,
($ in thousands)	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$17,168	$20,704	$17,436
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,330	$27,128	$48,310
The following table provides the maturities of our operating lease liabilities as of September 30, 2024:

($ in thousands)	Operating Leases
Year ending September 30,
2025	$22,683
2026	21,548
2027	20,169
2028	20,737
2029	19,005
Thereafter	81,642
Total minimum lease payments	185,784
Less:
Present value adjustment	(44,079)
Operating lease liabilities	$141,705
20.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. For the years ended September 30, 2024, 2023 and 2022, $124.4 million, $94.3 million and $84.2 million, respectively, in total purchases were incurred under these arrangements.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. For the years ended September 30, 2024, 2023 and 2022, $2.5 million, $2.1 million and $2.8 million, respectively, in total expenses were incurred under these arrangements. Additionally, see Note 4 for information regarding a sale and leaseback transaction with an entity affiliated with the Company in connection with an acquisition by the Company.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. For the years ended September 30, 2024, 2023 and 2022, $4.0 million, $1.1 million and $6.3 million, respectively, were recorded under these arrangements.
In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. For the years ended September 30, 2024, 2023 and 2022, $0.1 million, $0.1 million and $0.2 million, respectively, were recorded under these arrangements.
In connection with transactions noted above, the Company owed $6.0 million and $4.7 million as recorded within accounts payable on the consolidated balance sheets at September 30, 2024 and 2023, respectively.
In connection with the Tax Receivable Agreement, the Company made payments to certain entities and individuals affiliated with the Company. For the years ended September 30, 2024, 2023 and 2022, $2.4 million, $2.2 million and $0.8 million, respectively, in total payments were made under the agreement. In connection with the Tax Receivable Agreement, the Company owed $36.2 million and $38.7 million as recorded within current portion of tax receivable agreement liability and tax receivable agreement liability on the consolidated balance sheets at September 30, 2024 and 2023, respectively. See further discussion of our Tax Receivable Agreement in Note 17.
21.    Segment Information
We report our operations through two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.
Reportable segment financial information for the years ended September 30, 2024, 2023 and 2022 is as follows:

	As of and for the Year Ended September 30, 2024
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$1,616,867	$156,060	$(297)	$1,772,630
Income (loss) from operations	67,613	(2,750)	(45)	64,818

Depreciation and amortization	12,638	9,549	—	22,187
Transaction costs	1,334	196	—	1,530
Change in fair value of contingent consideration	4,248	—	—	4,248
Restructuring and impairment	13,049	2,269	—	15,318

Total assets	1,357,650	232,351	(12)	1,589,989

	As of and for the Year Ended September 30, 2023
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$1,755,423	$181,083	$(196)	$1,936,310
Income (loss) from operations	163,229	(145,154)	(8)	18,067

Depreciation and amortization	10,731	16,058	—	26,789
Transaction costs	1,587	252	—	1,839
Change in fair value of contingent consideration	(1,893)	289	—	(1,604)
Restructuring and impairment	6,500	140,902	—	147,402

Total assets	1,435,023	254,164	(28)	1,689,159

	As of and for the Year Ended September 30, 2022
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$1,608,972	$135,850	$—	$1,744,822
Income from operations	211,401	6,432	—	217,833

Depreciation and amortization	7,628	8,668	—	16,296
Transaction costs	5,347	2,377	—	7,724
Change in fair value of contingent consideration	10,189	191	—	10,380

Total assets	1,078,457	418,971	—	1,497,428
22.    Subsequent events
Management evaluated events occurring subsequent to September 30, 2024 and other than as noted below determined that no material recognizable subsequent events occurred.

On November 13, 2024, the Company and certain of its subsidiaries entered into the November 2024 Inventory Financing Amendment, with Wells Fargo and other lenders party thereto. The November 2024 Inventory Financing Amendment amends the Inventory Financing Facility to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum funded debt to EBITDA ratio, (iv) establish a new minimum liquidity measure, (v) allow for certain swap transactions to mitigate risk in the ordinary course of business, (iv) reduce the maximum borrowing capacity to $595.0 million, and (vii) waive certain covenant compliance requirements, including for the period ended September 30, 2024.
On November 13, 2024, the Company and certain of its subsidiaries entered into Amendment No. 6 with Truist Bank, as administrative agent, and other lenders party thereto. Amendment No. 6 amended the Amended and Restated Credit Agreement to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum leverage ratio measures, (iv) adjust the minimum liquidity measure, (v) modify the maturity date to be July 31, 2026, and in connection therewith, the repayment schedule, and (vi) waive certain covenant compliance requirements, including for the period ended September 30, 2024.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2024, the Company’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
OneWater Marine Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2024, and our report dated December 10, 2024, expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
Atlanta, Georgia
December 10, 2024
Item 9B.    Other Information.
Insider Trading Arrangements and Policies.
The Company has an insider trading policy and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
(3)See Item 15(b) (b) Exhibits:

Exhibit Number	Description
2.1¥	Master Reorganization Agreement, dated as of February 11, 2020, by and among One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, OneWater Marine Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
2.2¥	Agreement and Plan of Merger, by and among Ocean Bio-Chem, Inc., OneWater Marine Inc. and OBCMS, Inc., dated as of June 21, 2022 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on June 22, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
3.2	Third Amended and Restated Bylaws of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on March 2, 2023).
4.1	Description of OneWater Marine Inc.’s Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 14, 2023).
4.2	Registration Rights Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.1†	OneWater Marine Inc. 2020 Omnibus Incentive Plan (as amended on February 23, 2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
10.2†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Austin Singleton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.3†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Anthony Aisquith (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.4†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Jack Ezzell (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.5†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Christopher W. Bodine (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.6†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Jeffrey B. Lamkin (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.7†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and John F. Schraudenbach (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

Exhibit Number	Description
10.8†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and John G. Troiano (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.9†	Indemnification Agreement, dated as of May 12, 2020, by and between the Company and Bari A. Harlam (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 14, 2023).
10.10†	Indemnification Agreement, dated effective as of August 12, 2022, by and between the Company and J. Steven Roy (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 15, 2022).
10.11†	Indemnification Agreement, dated effective as of March 1, 2023, by and between the Company and Carmen R. Bauza (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on May 8, 2023).
10.12	Tax Receivable Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the TRA Holders and the Agents named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.13	Fourth Amended and Restated Limited Liability Company Agreement of One Water Marine Holdings, LLC, dated as of February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.14†	Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Philip A. Singleton, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.15†	Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Anthony Aisquith (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.16†	Employment Agreement, dated as of February 11, 2020, between One Water Marine Holdings, LLC and Jack Ezzell (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.17	Fifth Amended and Restated Guaranty, dated November 14, 2023, entered into by Anthony Aisquith, for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.2 to the amendment to Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.18	Fifth Amended and Restated Guaranty, dated November 14, 2023, entered into by Philip Austin Singleton, Jr., for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.3 to the amendment to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.19	Non-Competition and Non-Solicitation Agreement, dated as of October 28, 2016, by and among Anthony Aisquith, One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, Goldman, Sachs & Co. and OWM BIP Investor, LLC (incorporated by reference to Exhibit 10.13 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.20	Non-Competition and Non-Solicitation Agreement, dated as of October 28, 2016, by and among Philip Austin Singleton, Jr., One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, Goldman, Sachs & Co. and OWM BIP Investor, LLC (incorporated by reference to Exhibit 10.14 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.21	Consignment Agreement, dated as of June 1, 2019, by and between Bosuns Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.15 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.22	Consignment Agreement, dated as of June 1, 2019, by and between Midwest Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.16 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.23	Consignment Agreement, dated as of June 1, 2019, by and between Legendary Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.17 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.24	Consignment Agreement, dated as of June 1, 2019, by and between Singleton Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.18 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

Exhibit Number	Description
10.25†	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.26†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.27¥	Amended and Restated Credit Agreement, dated as of July 22, 2020, and as amended and restated on August 9, 2022, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, Truist Bank, Truist Securities, Inc., Keybank National Association, Synovus Bank, Hancock Whitney Bank, Pinnacle Bank and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on August 9, 2022).
10.28	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 10, 2023, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on May 8, 2023).
10.29	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of September 29, 2023, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on February 2, 2024).
10.30	Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of January 29, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on February 2, 2024).
10.31	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of August 7, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 8, 2024).
*10.32	Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of September 25, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent.
10.33	Amendment No. 6 to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement, dated as of November 13, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 13, 2024).
10.34¥	Eighth Amended and Restated Inventory Financing Agreement, dated as of November 14, 2023, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.35	First Amendment to the Eighth Amended and Restated Inventory Financing Agreement, dated as of August 7, 2024, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto(incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 8, 2024).
10.36	Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement, dated as of November 13, 2024, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 13, 2024).
10.37†	OneWater Marine Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, File No. 001-39213, filed with the U.S. Securities and Exchange Commission on January 13, 2021).

Exhibit Number	Description
10.38¥	Equity Purchase Agreement, by and between One Water Assets & Operations, LLC, Peter G. Dornau and Maureen Dornau, dated June 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 5, 2022).
10.39¥	Real Estate Sales Contract, by and between One Water Assets & Operations, LLC and PEJE, Inc., dated June 21, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 5, 2022).
*19.1	OneWater Marine Inc. Insider Trading Policy
*21.1	List of subsidiaries of OneWater Marine Inc.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	OneWater Marine Inc. Policy Regarding the Recoupment of Incentive Compensation (Claw-back) (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 14, 2023).
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

ONEWATER MARINE INC.

Date: December 10, 2024	By:	/s/ Philip Austin Singleton, Jr.
	Name:	Philip Austin Singleton, Jr.
	Title:	Founder and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Austin Singleton, Jr.	Founder, Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2024
Philip Austin Singleton, Jr.

/s/ Jack Ezzell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 10, 2024
Jack Ezzell

/s/ Anthony Aisquith	President, Chief Operating Officer and Director	December 10, 2024
Anthony Aisquith

/s/ Carmen Bauza	Director	December 10, 2024
Carmen Bauza

/s/ Christopher W. Bodine	Director	December 10, 2024
Christopher W. Bodine

/s/ Bari A. Harlam	Director	December 10, 2024
Bari A. Harlam

/s/ Jeffrey B. Lamkin	Director	December 10, 2024
Jeffrey B. Lamkin

/s/ J. Steven Roy	Director	December 10, 2024
J. Steven Roy

/s/ John F. Schraudenbach	Chairman of the Board of Directors	December 10, 2024
John F. Schraudenbach

/s/ John G. Troiano	Director	December 10, 2024
John G. Troiano