Form 10-Q
period 2024-12-31
OneWater Marine Inc.
filed 2025-01-31
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 16,028,219 shares of Class A common stock, par value $0.01 per share, and 284,896 shares of Class B common stock, par value $0.01 per share, outstanding as of January 24, 2025.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2024

Table of Content
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 10, 2024, and under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
•cash flow and access to capital;
•the timing of development expenditures; and
• the other risks described under “Risk Factors” and discussed elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2024 and discussed elsewhere in this Quarterly Report on Form 10-Q.
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

Table of Content
PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	December 31, 2024	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash	$22,711	$16,849
Restricted cash	13,847	10,488
Accounts receivable, net	56,912	73,269
Inventories	636,676	590,838
Prepaid expenses and other current assets	67,328	85,922
Total current assets	797,474	777,366
Property and equipment, net	91,499	93,224
Operating lease right-of-use assets	136,275	138,829
Other long-term assets	4,911	1,299
Deferred tax assets, net	41,154	37,278
Intangible assets, net	203,631	205,391
Goodwill	336,602	336,602
Total assets	$1,611,546	$1,589,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,266	$32,106
Other payables and accrued expenses	38,055	42,116
Customer deposits	53,454	63,955
Notes payable – floor plan	490,107	443,386
Current portion of operating lease liabilities	15,752	15,704
Current portion of long-term debt, net	15,672	7,874
Current portion of tax receivable agreement liability	2,578	2,578
Total current liabilities	644,884	607,719
Other long-term liabilities	9,105	12,563
Tax receivable agreement liability	38,019	38,019
Long-term operating lease liabilities	123,330	126,001
Long-term debt, net	412,590	414,934
Total liabilities	1,227,928	1,199,236
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 14,847,008 and 14,686,696 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	148	147
Class B common stock, $0.01 par value, 10,000,000 shares authorized, 1,429,940 shares issued and outstanding as of December 31, 2024 and September 30, 2024	14	14
Additional paid-in capital	203,267	202,921
Retained earnings	147,654	159,625
Accumulated other comprehensive income (loss)	3,694	(1,897)
Total stockholders’ equity attributable to OneWater Marine Inc.	354,777	360,810
Equity attributable to non-controlling interests	28,841	29,943
Total stockholders’ equity	383,618	390,753
Total liabilities and stockholders’ equity	$1,611,546	$1,589,989

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenues:
New boat	$247,997	$241,084
Pre-owned boat	56,798	53,283
Finance & insurance income	9,400	7,360
Service, parts & other	61,619	62,286
Total revenues	375,814	364,013

Cost of sales:
New boat	211,121	196,403
Pre-owned boat	45,582	41,346
Service, parts & other	35,057	34,821
Total cost of sales	291,760	272,570

Selling, general and administrative expenses	79,060	79,599
Depreciation and amortization	5,315	4,222
Transaction costs	559	579
Change in fair value of contingent consideration	242	572
Restructuring and impairment	851	—
(Loss) income from operations	(1,973)	6,471

Other expense (income):
Interest expense – floor plan	7,026	7,812
Interest expense – other	8,988	9,152
Other expense (income), net	887	(247)
Total other expense, net	16,901	16,717
Net loss before income tax benefit	(18,874)	(10,246)
Income tax benefit	(5,262)	(2,276)
Net loss	(13,612)	(7,970)
Net (income) attributable to non-controlling interests	—	(119)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	1,641	919
Net loss attributable to OneWater Marine Inc.	$(11,971)	$(7,170)

Net loss per share of Class A common stock – basic	$(0.81)	$(0.49)
Net loss per share of Class A common stock – diluted	$(0.81)	$(0.49)

Basic weighted-average shares of Class A common stock outstanding	14,831	14,540
Diluted weighted-average shares of Class A common stock outstanding	14,831	14,540

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2024	2023
Net loss	$(13,612)	$(7,970)
Other comprehensive income (loss):
Foreign currency translation adjustment	20	(9)
Change in fair value of interest rate swaps, net of reclassification adjustment	7,289	—
Income tax expense associated with other comprehensive income items	(1,179)	—
Comprehensive loss	(7,482)	(7,979)
Net (income) attributable to non-controlling interests	—	(119)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	1,641	919
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	(2)	1
Change in fair value of interest rate swaps, net of reclassification adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	(640)	—
Income tax expense associated with other comprehensive income items attributable to non-controlling interest of One Water Marine Holdings, LLC	103	—
Comprehensive loss attributable to OneWater Marine Inc.	$(6,380)	$(7,178)

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2024	14,687	$147	1,430	$14	$202,921	$159,625	$29,943	$(1,897)	$390,753
Net loss	—	—	—	—	—	(11,971)	(1,641)	—	(13,612)
Shares issued upon vesting of equity-based awards, net of tax withholding	160	1	—	—	(1,824)	—	—	—	(1,823)
Equity-based compensation	—	—	—	—	2,170	—	—	—	2,170
Currency translation adjustment	—	—	—	—	—	—	2	18	20
Change in fair value of interest rate swaps, net of reclassification adjustment and $1.2 million tax expense	—	—	—	—	—	—	537	5,573	6,110
Balance at December 31, 2024	14,847	$148	1,430	$14	$203,267	$147,654	$28,841	$3,694	$383,618

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2023	14,420	$144	1,430	$14	$193,018	$165,432	$55,469	$1	$414,078
Net loss	—	—	—	—	—	(7,170)	(800)	—	(7,970)
Distributions to members	—	—	—	—	—	—	(3,789)	—	(3,789)
Purchase of non-controlling interest	—	—	—	—	716	—	(19,556)	—	(18,840)
Shares issued upon vesting of equity-based awards, net of tax withholding	124	1	—	—	(1,553)	—	—	—	(1,552)
Equity-based compensation	—	—	—	—	2,392	—	—	—	2,392
Currency translation adjustment	—	—	—	—	—	—	(1)	(8)	(9)
Balance at December 31, 2023	14,544	$145	1,430	$14	$194,573	$158,262	$31,323	$(7)	$384,310

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the Three Months Ended December 31	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,612)	$(7,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,037	4,905
Equity-based awards	2,170	2,392
Loss (gain) on asset disposals	183	(34)
Non-cash interest expense	933	484
Deferred income tax provision	(5,056)	1,828
Change in fair value of contingent consideration	242	572
(Gain) loss on equity investment	(7)	112
(Increase) decrease in assets:
Accounts receivable	16,357	20,240
Inventories	(45,798)	(97,223)
Prepaid expenses and other current assets	19,468	(12,388)
Other assets	(880)	(1,869)
Increase (decrease) in liabilities:
Accounts payable	(2,840)	(8,216)
Other payables and accrued expenses	(4,137)	(12,196)
Customer deposits	(10,502)	(671)
Net cash used in operating activities	(37,442)	(110,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(2,603)	(4,924)
Proceeds from disposal of property and equipment	189	59
Cash used for additions to intangible assets	(362)	(428)
Proceeds from disposal of a business	—	45,100
Net cash (used in) provided by investing activities	(2,776)	39,807

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	46,721	73,791
Proceeds from long-term debt	8,890	20,000
Payments on long-term debt	(3,434)	(38,457)
Payments of debt issuance costs	(935)	(74)
Payments of tax withholdings for equity-based awards	(1,823)	(1,552)
Distributions to members	—	(3,789)
Purchase of non-controlling interest	—	(18,840)
Net cash provided by financing activities	49,419	31,079

Effects of exchange rate changes on cash and restricted cash	20	(9)

Net change in cash and restricted cash	9,221	(39,157)
Cash and restricted cash at beginning of period	27,337	93,310
Cash and restricted cash at end of period	$36,558	$54,153

Supplemental cash flow disclosures:
Cash paid for interest	$15,329	$16,480
Cash (received) paid for income taxes and income tax refunds	(330)	455

Noncash items:
Purchase of property and equipment funded by long-term debt	—	82
Right-of-use assets obtained in exchange for new operating lease liabilities	1,985	1,931

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of December 31, 2024, the Company operates a total of 96 retail locations, 10 distribution centers/warehouses and multiple online marketplaces in 19 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 45.7% and 48.9% of total sales for the three months ended December 31, 2024 and 2023, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.1% and 13.6% of our consolidated revenue for the three months ended December 31, 2024 and 2023, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and reports non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which will reduce net income (loss) attributable to OneWater Inc’s Class A stockholders. As of December 31, 2024, OneWater Inc owned 91.2% of the economic interest of OneWater LLC.
Commencing December 31, 2021, the Company owned 80% of the economic interest of Quality Assets and Operations, LLC, over which the Company exercised control and the minority interest in this subsidiary was recorded accordingly. On October 31, 2023, the Company acquired the remaining 20% of the economic interest and, as a result, as of December 31, 2024 owned 100% of Quality Assets and Operations, LLC. See Note 4 for additional information regarding the acquisition.
Basis of Financial Statement Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, which do not include all the information and notes required by such accounting principles for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with OneWater Inc’s Annual Report on Form 10-K for the year ended September 30, 2024. All adjustments, consisting of only normal recurring adjustments considered by management to be necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

Table of Content
All intercompany transactions have been eliminated in consolidation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the fiscal year ending on September 30.
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2024 and September 30, 2024, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk. Total cash and restricted cash shown in the unaudited condensed consolidated statements of cash flows is comprised of the amounts reported in cash and restricted cash on the unaudited condensed consolidated balance sheets.
Restricted Cash
Restricted cash relates to amounts collected for brokerage sales, in certain states, which are held in escrow on behalf of the respective buyers and sellers for future purchases of boats.
Inventories
Inventories are stated at the lower of cost or net realizable value. The costs of inventories consist of amounts paid to acquire the inventory, net of vendor consideration received and purchase discounts, and, varying by inventory type, may include the cost of reconditioning, equipment addition, transportation, material, labor and manufacturing overhead. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. The cost of acquired, manufactured and assembled parts and accessories is determined using methods which vary by subsidiary and include the average cost method, standard costs (which approximate average costs) and first-in, first-out (“FIFO”).
Goodwill and Other Identifiable Intangible Assets
Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Other identifiable intangible assets primarily consist of trade names, developed technologies, and customer relationships related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the Company, and therefore, are not subject to amortization. Developed technologies and customer relationships are amortized over their estimated useful lives of ten years. Goodwill and indefinite-lived intangible assets are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, ‘‘Intangibles – Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill.
In accordance with ASC 350, Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. ASC 350 also states for annual impairment tests that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying amount, then a quantitative impairment test is unnecessary. The Company performs its annual test in the fiscal fourth quarter.
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

Table of Content
Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.3 million and $4.2 million as of December 31, 2024 and September 30, 2024, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three months ended December 31, 2024 and 2023.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three months ended December 31, 2024 and 2023 is as follows:

($ in thousands)	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Beginning contract liability	$63,955	$51,649
Revenue recognized from contract liabilities included in the beginning balance	(38,408)	(31,378)
Increases due to cash received, net of amounts recognized in revenue during the period	27,907	30,706
Ending contract liability	$53,454	$50,977
The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Goods and services transferred at a point in time	92.6%	92.7%
Goods and services transferred over time	7.4%	7.3%
Total Revenue	100.0%	100.0%
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
Derivative and Hedging Instruments
The Company utilizes derivative financial instruments to manage its interest rate risk. The types of risks hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. The Company documents the management strategy and assess hedge effectiveness at inception and throughout the term of the hedging relationship. Derivatives are reported at fair value on the accompanying unaudited condensed consolidated balance sheets.
The changes in fair value on the hedges is reported as a component of accumulated other comprehensive income (loss) on the accompanying unaudited condensed consolidated balance sheets, and reclassified to either interest expense – floor plan or interest expense – other in the accompanying unaudited condensed consolidated statements of operations based on the nature of the hedged transaction in the period during which the hedged transaction affects earnings. Cash flows from hedging instruments, including cash receipts and payments, are classified on the unaudited condensed consolidated statements of cash flows in the same category as the cash flows resulting from the item being hedged.
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
3.    New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which is intended to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement beginning in the annual report for fiscal year 2025 and in interim reports during fiscal year 2026.
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

Table of Content
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to improve financial reporting by requiring disclosure of additional information about specific expense categories in the notes to the financial statements. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement beginning in the annual report for fiscal year 2028 and in interim reports during the fiscal year 2029.
Other than as noted above, there are no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.
4.    Acquisitions
There were no acquisitions during the three months ended December 31, 2024.
During the three months ended December 31, 2023, the Company exercised its right to acquire the remaining 20% economic interest in Quality Assets and Operations, LLC for consideration totaling $18.8 million. Subsequent to the acquisition, the Company now owns 100% of the economic interest in Quality Assets and Operations, LLC.
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
Accounts receivable consisted of the following:

($ in thousands)	December 31, 2024	September 30, 2024
Trade accounts receivable	$20,627	$32,578
Contracts in transit	16,021	20,437
Manufacturer receivable	11,546	11,435
Income tax receivable	9,246	9,370
Total accounts receivable	57,440	73,820
Less – allowance for credit losses	(528)	(551)
Total accounts receivable, net	$56,912	$73,269
6.    Inventories
Inventories consisted of the following:

($ in thousands)	December 31, 2024	September 30, 2024
New vessels	$481,060	$442,834
Pre-owned vessels	86,142	79,234
Work in process, parts and accessories	69,474	68,770
Total inventories	$636,676	$590,838

Table of Content
7.    Goodwill and Intangible Assets
Our acquisitions have resulted in the recording of goodwill and other identifiable intangible assets. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of internally developed software, domain names and other identifiable intangible assets, such as trade names, developed technologies, and customer relationships related to the acquisitions the Company has completed. The changes in goodwill and intangible assets are as follows:

	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2024	$336,602	$149,921	$3,964	$46,403	$1,750	$3,353	$205,391
Acquisitions and additions during the three months ended December 31, 2024	—	—	—	—	—	362	362
Accumulated amortization for the three months ended December 31, 2024	—	—	(135)	(1,525)	(159)	(303)	(2,122)
Net balance as of December 31, 2024	$336,602	$149,921	$3,829	$44,878	$1,591	$3,412	$203,631
Amortization expense was $2.1 million and $1.6 million for the three months ended December 31, 2024 and 2023, respectively, which includes amortization expense of $0.3 million and $0.2 million for the three months ended December 31, 2024 and 2023, respectively, for internally developed software, and is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. For internally developed software acquisitions and additions during the three months ended December 31, 2024, the weighted average useful life is 4.3 years.
The following table summarizes the expected amortization expense for the fiscal years 2025 through 2029 and thereafter ($ in thousands):

2025 (excluding the three months ended December 31, 2024)	$6,381
2026	8,508
2027	8,265
2028	6,687
2029	6,686
Thereafter	17,183
$53,710
As of December 31, 2024 and September 30, 2024, the carrying value of goodwill totaled approximately $336.6 million, of which $295.3 million was related to our Dealerships reporting segment and $41.3 million was related to our Distribution reporting segment.
8.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”) as set forth in the Eighth Amended and Restated Inventory Financing Agreement entered into by the Company and certain of its subsidiaries with Wells Fargo and the other financial institutions party thereto on November 14, 2023 (as amended from time to time, the “Inventory Financing Facility”). On November 13, 2024, the Company and certain of its subsidiaries entered into the Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement with Wells Fargo and other lenders party thereto which, among other things, (i) modified certain definitions, terms and conditions, (ii) adjusted the minimum fixed charge coverage ratio, (iii) adjusted the maximum funded debt to EBITDA ratio, (iv) established a new minimum liquidity measure, (v) allowed for certain swap transactions to mitigate risk in the ordinary course of business, and (vi) reduced the maximum borrowing capacity from $650 million to $595 million. The Inventory Financing Facility expires on March 1, 2026. The outstanding balance of the facility was $490.1 million and $443.4 million, as of December 31, 2024 and September 30, 2024, respectively.
Interest on new boats and for rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of December 31, 2024 the interest rate on the Inventory Financing Facility ranged from 7.39% to 9.64% for new inventory and 7.64% to 9.89% for pre-owned inventory. As of September 30, 2024 the interest rate on the Inventory Financing Facility ranged from 8.03% to 10.28% for new inventory and 8.28% to 10.53% for pre-owned inventory. Borrowing capacity available at December 31, 2024 and September 30, 2024 was $104.9 million and $206.6 million, respectively.

Table of Content
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum liquidity measure (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants for the reporting period ended December 31, 2024.
The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.
9.    Long-term Debt and Line of Credit
On August 9, 2022, the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”) with Truist Bank. The A&R Credit Facility provides for a $65.0 million revolving credit facility (the “A&R Revolving Facility”) that may be used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit) and a $445.0 million term loan (the “A&R Term Loan”). Subject to certain conditions, the available amount under the revolving credit facility and term loans may be increased by $125.0 million in the aggregate. The A&R Credit Facility bears interest at a rate that is equal to Term SOFR plus an applicable margin ranging from 1.75% to 2.75% based on certain consolidated leverage ratio measures. On November 13, 2024 the Company and certain of its subsidiaries entered into Amendment No. 6 to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement with Truist Bank to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum leverage ratio measures, (iv) adjust the minimum liquidity measure, and (v) modify the maturity date to be July 31, 2026, and in connection therewith, the repayment schedule. The A&R Revolving Facility matures on July 31, 2026. The A&R Term Loan is repayable in installments beginning December 31, 2022, with the remainder due on July 31, 2026.
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants for the reporting period ended December 31, 2024.
Long-term debt consisted of the following at:

($ in thousands except monthly payment amounts)	December 31, 2024	September 30, 2024
Term note payable to Truist Bank, secured and bearing interest at 7.58% at December 31, 2024 and 7.85% at September 30, 2024. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on July 31, 2026	$375,469	$375,469
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.89% at December 31, 2024 and 7.75% at September 30, 2024. The note requires full repayment on July 31, 2026	58,040	51,150
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $3,100 through April 2029	2,254	2,561
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note was paid in full on December 1, 2024	—	1,126
Total debt outstanding	435,763	430,306
Less current portion (net of debt issuance costs)	(15,672)	(7,874)
Less unamortized portion of debt issuance costs	(7,501)	(7,498)
Long-term debt, net of current portion and unamortized debt issuance costs	$412,590	$414,934
As of December 31, 2024 and September 30, 2024, the Company had $1.6 million in letters of credit outstanding under the A&R Revolving Facility.

Table of Content
10.    Derivative and Hedging Instruments
The Company is subject to interest rate risk as a result of the Inventory Financing Facility and A&R Credit Facility required interest payments. The Company has two interest rate swap agreements which are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. The following table provides information on the attributes of each swap as of December 31, 2024:

Inception Date	Hedged Rate	Notional Value at Inception (in thousands)	Maturity Date
September 2024	SOFR	$200,000	September 2027
September 2024	Term SOFR	$200,000	September 2027
The fair value of the cash flow swaps is calculated using an income approach. The income approach involves using the quoted price for economically equivalent inputs or valuation methodologies, assumptions and inputs, which in the case of projected future cash flows, discount such cash flows to a single net present value amount. The following table provides information regarding the fair value of the interest rate swap agreements and the impact on the unaudited condensed consolidated balance sheets at ($ in thousands):

Balance Sheet Location	December 31, 2024	September 30, 2024
Prepaid expenses and other current assets	$2,500	$1,560
Other long-term assets	2,723	—
Other long-term liabilities	—	(3,626)
Net asset (liability)	$5,223	$(2,066)
The interest rate swaps qualify for cash flow hedge accounting treatment. The interest rate swaps are marked to market each reporting date and any unrealized gains or losses, and the related income tax effects, are included in accumulated other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transactions affect earnings. Information about the effect of the interest swap agreements in the accompanying unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income (loss), is as follows ($ in thousands):

For the three months ended December 31,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2024	$8,573	Interest expense – other and Interest expense – floor plan	$1,284
2023	$—	Interest expense – other and Interest expense – floor plan	$—
The following table sets forth the location and amount of gain or (loss) recognized in earnings on cash flow hedging relationships for the three months ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024		December 31, 2023
	Interest expense – other	Interest expense – floor plan	Interest expense – other	Interest expense – floor plan
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) to earnings	$568	$716	$—	$—
As of December 31, 2024, the amount expected to be reclassified out of accumulated other comprehensive income (loss) into earnings during the next 12 months is gains of $2.6 million. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

Table of Content
11.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,627,695. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
During the three months ended December 31, 2024, the Board approved the grant of 152,072 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2025. As of December 31, 2024, the Company estimated achievement of the performance targets at 100%.
During the three months ended December 31, 2024, the Board approved the grant of 211,978 time-based restricted stock units. Of this amount, 36,596 restricted stock units fully vest on October 1, 2025 and the remaining 175,382 restricted stock units vest in three equal annual installments commencing on October 1, 2025.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.0 million and $2.3 million of compensation expense for the three months ended December 31, 2024 and 2023, respectively, which includes $0.8 million and $0.9 million of compensation expense for the three months ended December 31, 2024 and 2023, respectively, for performance-based units.
The following table further summarizes activity related to restricted stock units for the three months ended December 31, 2024:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2024	542,119	$27.20
Awarded	364,050	23.91
Vested	(238,352)	27.54
Forfeited	—	—
Unvested at December 31, 2024	667,817	$25.29
As of December 31, 2024, the total unrecognized compensation expense related to outstanding equity awards was $9.8 million, which the Company expects to recognize over a weighted-average period of 1.4 years.
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

Table of Content
Net Loss Per Share
Basic and diluted net loss per share of Class A common stock is computed by dividing net income (loss) attributable to OneWater Inc by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive shares.
The following table sets forth the calculation of net loss per share for the three months ended December 31, 2024 and 2023 (in thousands, except per share data):

Net earnings per share:	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Numerator:
Net loss attributable to OneWater Inc	$(11,971)	$(7,170)

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net loss per share	14,831	14,540
Effect of dilutive securities:
Restricted stock units	—	—
Employee stock purchase plan	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net earnings per share	14,831	14,540

Net loss per share of Class A common stock – basic	$(0.81)	$(0.49)
Net loss per share of Class A common stock – diluted	$(0.81)	$(0.49)
On March 30, 2022, the Board approved a share repurchase program up to $50 million. No shares of Class A common stock were repurchased by the Company during the three months ended December 31, 2024. As of December 31, 2024 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of December 31, 2024, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net earnings per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Class B common stock	1,430	1,430
Restricted Stock Units	105	495
Employee Stock Purchase Plan	9	26
	1,544	1,951
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

Table of Content
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 603,622 shares of the Company’s Class A common stock may be issued under the ESPP as of December 31, 2024, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.1 million during the three months ended December 31, 2024 and 2023. As of December 31, 2024 and September 30, 2024, the Company had current liabilities of $0.5 million and $0.3 million, respectively, for future purchases of shares under the ESPP. No shares were issued under the ESPP during the three months ended December 31, 2024 and 2023.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the periods ended December 31, 2024 and 2023:

	2024	2023
Dividend yield	0.0%	0.0%
Risk-free interest rate	5.4%	5.5%
Volatility	55.0%	37.6%
Expected life	Six months	Six months
Distributions
During the three months ended December 31, 2023, the Company made distributions to OneWater Unit Holders for certain permitted tax payments. The Company did not make distributions to OneWater Unit Holders during the three months ended December 31, 2024
12.    Fair Value Measurements
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
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property and equipment and other intangibles, and those used in the reporting unit valuation in the annual goodwill impairment evaluation and contingent consideration.
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

Table of Content
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2024 and September 30, 2024:

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$135	$—	$—	$135
Derivative and hedging instruments	—	5,223	—	5,223
Liabilities:
Contingent Consideration	—	—	14,947	14,947

	September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$128	$—	$—	$128
Derivative and hedging instruments	—	1,560	—	1,560
Liabilities:
Contingent Consideration	—	—	15,161	15,161
Derivative and hedging instruments	—	3,626	—	3,626
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2024.
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
The portion of unrealized losses (gains) recognized related to equity securities still held as of December 31, 2024 and 2023 consists of the following:

($ in thousands)	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Net (gain) loss recognized during the period on equity securities	$(7)	$112
Less net loss recognized during the period on equity securities sold during the period	—	—
Unrealized (gain) loss recognized during the reporting period on equity securities still held at the reporting date	$(7)	$112
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
The following table sets forth the changes in fair value of our contingent consideration for the three months ended December 31, 2024:

($ in thousands)	Three Months Ended December 31, 2024
Balance as of September 30, 2024	$15,161
Additions from acquisitions	—
Settlement of contingent consideration	(456)
Change in fair value, including accretion	242
Balance as of December 31, 2024	$14,947
We determine the carrying value of our cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable with Truist Bank, seller notes payable and company vehicle notes payable

Table of Content
approximate their fair values because of the nature of their terms and current market rates of these instruments. Derivative and hedging instruments are recorded at fair value as discussed in Note 10.
13.    Restructuring and Impairment
During the three months ended December 31, 2024, the Company underwent various restructuring actions, primarily a reduction of headcount, closure of certain locations and inventory adjustments related to the cancellation of certain dealer agreements. As a result of the restructuring activities, the Company recognized $1.9 million of restructuring charges during the three months ended December 31, 2024, of which $0.9 million is recorded in restructuring and impairment and $1.0 million is recorded in new boat cost of sales in the unaudited consolidated statement of operations. Of the $1.9 million restructuring charges, $1.2 million and $0.7 million is reported in the Dealerships and Distribution reporting segments, respectively. No restructuring and impairment charges were recorded for the three months ended December 31, 2023.
14.    Income Taxes
The Company is a corporation and, as a result, is subject to U.S. federal, state and local income taxes. OneWater LLC is treated as a pass-through entity for U.S. federal tax purposes and in most state and local jurisdictions. As such, OneWater LLC’s members, including the Company, are liable for federal and state income taxes on their respective shares of OneWater LLC’s taxable income.
Our effective tax rates of 27.9% and 22.2% for the three months ending December 31, 2024 and 2023, respectively, differ from statutory rates primarily due to losses allocated to non-controlling interests and limitations on officer's compensation.
The Company had federal net operating loss carryforwards from underlying corporate entities of approximately $4.3 million resulting in a deferred tax asset of $0.9 million as of September 30, 2024. The U.S. federal net operating loss carryforwards have no expiration but can only be used to offset up to 80% of future taxable income annually. The Company has Alabama net operating loss carryforwards of $0.3 million which has no limitation in use and expire in the years 2037 to 2040. The Company projects to fully utilize the net operating losses in subsequent fiscal years.
The Company has an IRC Section 163(j) interest expense carryforward of approximately $3.7 million, resulting in a deferred tax asset of $0.9 million as of September 30, 2024. The IRC Section 163(j) interest expense carryforward has no expiration.
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
As of December 31, 2024 and September 30, 2024, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020. In November 2024, the Company received notification that the Florida Department of Revenue intended to commence a corporate income tax audit of OneWater Inc for the tax years ended September 30, 2021, 2022 and 2023. The audit is ongoing and the outcome and timing of settlements of asserted income tax liabilities, if any, are uncertain.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of December 31, 2024 and September 30, 2024, our undiscounted liability under the Tax Receivable Agreement was $40.6 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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

Table of Content
15.    Contingencies and Commitments
Employment Agreements
The Company is party to employment agreements with certain executives, which provide for compensation, other benefits and severance payments under certain circumstances. The Company also has consulting and noncompete agreements in place with previous owners of acquired companies.
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of December 31, 2024, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Risk Management
The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions and natural disasters for which the Company carries commercial insurance. There have been no significant reductions in coverage from the prior year and settlements have not exceeded coverage in the past years.
16.    Leases
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
17.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $52.4 million and $49.8 million for the three months ended December 31, 2024 and 2023, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $1.4 million and $0.7 million for the three months ended December 31, 2024 and 2023, respectively.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $2.1 million and less than $1.1 million for the three months ended December 31, 2024 and 2023, respectively.
In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. Total payments recorded under these arrangements were $0.2 million for the three months ended December 31, 2024. No payments were recorded under these arrangements for the three months ended December 31, 2023.

Table of Content
In connection with transactions noted above, the Company owed $4.9 million and $6.0 million as recorded within accounts payable as of December 31, 2024 and September 30, 2024, respectively. No amounts were recorded within accounts receivable as of December 31, 2024 and September 30, 2024.
In connection with the Tax Receivable Agreement, the Company owed $36.2 million as recorded within current portion of tax receivable agreement liability and tax receivable agreement liability on the unaudited condensed consolidated balance sheets at December 31, 2024 and September 30, 2024. See further discussion of our Tax Receivable Agreement in Note 14.
18.    Segment Information
We report our operations through two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.
Reportable segment financial information for the three months ended December 31, 2024 and 2023 are as follows:

	As of and for the Three Months Ended December 31, 2024
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$347,670	$28,189	$(45)	$375,814
Income (loss) from operations	3,020	(4,981)	(12)	(1,973)

Depreciation and amortization	3,489	2,548	—	6,037
Transaction costs	512	47	—	559
Change in fair value of contingent consideration	242	—	—	242
Restructuring and impairment	1,156	742	—	1,898

Total assets	1,391,436	220,120	(10)	1,611,546

	As of and for the Three Months Ended December 31, 2023
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$331,607	$32,466	$(60)	$364,013
Income (loss) from operations	6,943	(465)	(7)	6,471

Depreciation and amortization	2,902	2,003	—	4,905
Transaction costs	440	139	—	579
Change in fair value of contingent consideration	572	—	—	572
Restructuring and impairment	—	—	—	—

Total assets	1,445,553	247,553	(33)	1,693,073

Table of Content
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 10, 2024, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 96 dealerships, 10 distribution centers/warehouses and multiple online marketplaces as of December 31, 2024. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem, LLC (f/k/a Ocean Bio-Chem, Inc. ("Ocean Bio-Chem")) significantly expanded our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
We report our operations through two reportable segments: Dealerships and Distribution.
As of December 31, 2024, the Dealerships segment includes operations of 96 dealerships in 17 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 93% of revenues for the three months ended December 31, 2024. The Dealerships segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2024, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of December 31, 2024, the Distribution segment includes the activity of three of our fully-owned businesses, Central Assets & Operations, LLC d/b/a PartsVu ("PartsVu"), Ocean Bio-Chem and its subsidiaries and T-H Marine and its subsidiaries, which together operate 10 distribution centers/warehouses in Alabama, Florida, Oklahoma, Indiana and Tennessee and represents approximately 7% of revenues for the three months ended December 31, 2024. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 81 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 34 acquisitions. Our current portfolio as of December 31, 2024 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

Table of Content
The boat dealership market is highly fragmented and is comprised of approximately 4,000 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however, we do have other large competitors. Despite our size, we comprise less than 4% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The addition of our Distribution segment has significantly expanded our sales of marine parts and accessories. Our strategic growth in this area is also expected to materially expand our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high margin service, parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.
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
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the fiscal year ended September 30, 2024.

Table of Content
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 18.9% and 19.1% to revenue in the three months ended December 31, 2024 and 2023, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 42.8% and 38.1% to gross profit in the three months ended December 31, 2024 and 2023, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through our Distribution segment) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax (benefit) expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, transaction costs, stock-based compensation and restructuring and impairment. See ‘‘—Comparison of Non-GAAP Financial Measures’’ for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Table of Content
Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share
We define Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other (income) expense, all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted Earnings Per Share which presents all of the adjustments to net income (loss) attributable to OneWater Marine Inc. on a per share basis. See ‘‘—Comparison of Non-GAAP Financial Measures’’ for more information and a reconciliation of Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share to net income (loss) and net earnings (loss) per share, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Fiscal 2025 Year-to-date Acquisitions
There have been no acquisitions during fiscal year 2025.
Fiscal Year 2024 Acquisitions
•Effective May 1, 2024, we acquired Garden State Yacht Sales, a full service marine retailer located in New Jersey
We refer to the fiscal year 2024 acquisition described above as the “2024 Acquisition.” The 2024 Acquisition is not reflected in our unaudited condensed consolidated statements of operations for the three months ended December 31, 2023.
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

Table of Content
Results of Operations
Three Months Ended December 31, 2024, Compared to Three Months Ended December 31, 2023

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$247,997	66.0%	$241,084	66.2%	$6,913	2.9%
Pre-owned boat	56,798	15.1%	53,283	14.6%	3,515	6.6%
Finance & insurance income	9,400	2.5%	7,360	2.0%	2,040	27.7%
Service, parts & other	61,619	16.4%	62,286	17.1%	(667)	-1.1%
Total revenues	375,814	100.0%	364,013	100.0%	11,801	3.2%

Gross Profit
New boat	36,876	9.8%	44,681	12.3%	(7,805)	-17.5%
Pre-owned boat	11,216	3.0%	11,937	3.3%	(721)	-6.0%
Finance & insurance	9,400	2.5%	7,360	2.0%	2,040	27.7%
Service, parts & other	26,562	7.1%	27,465	7.5%	(903)	-3.3%
Total gross profit	84,054	22.4%	91,443	25.1%	(7,389)	-8.1%

Selling, general and administrative expenses	79,060	21.0%	79,599	21.9%	(539)	-0.7%
Depreciation and amortization	5,315	1.4%	4,222	1.2%	1,093	25.9%
Transaction costs	559	0.1%	579	0.2%	(20)	-3.5%
Change in fair value of contingent consideration	242	0.1%	572	0.2%	(330)	-57.7%
Restructuring and impairment	851	0.2%	—	—%	851	100.0%

(Loss) income from operations	(1,973)	-0.5%	6,471	1.8%	(8,444)	-130.5%

Interest expense – floor plan	7,026	1.9%	7,812	2.1%	(786)	-10.1%
Interest expense – other	8,988	2.4%	9,152	2.5%	(164)	-1.8%
Other expense (income), net	887	0.2%	(247)	-0.1%	1,134	-459.1%
Net loss before income tax benefit	(18,874)	-5.0%	(10,246)	-2.8%	(8,628)	84.2%
Income tax benefit	(5,262)	-1.4%	(2,276)	-0.6%	(2,986)	131.2%
Net loss	(13,612)	-3.6%	(7,970)	-2.2%	(5,642)	70.8%
Net (income) attributable to non-controlling interests	—		(119)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	1,641		919
Net loss attributable to OneWater Marine Inc.	$(11,971)		$(7,170)
Revenue
Overall, revenue increased by $11.8 million, or 3.2%, to $375.8 million for the three months ended December 31, 2024 from $364.0 million for the three months ended December 31, 2023. Revenue increased due to same-store sales growth of 4.2%, driven by an increase in unit sales for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, as part of our strategic inventory management and operational execution. Overall the revenue increase was attributable to a $6.9 million increase in new boat sales, a $3.5 million increase in pre-owned boat sales and a $2.0 million increase in finance & insurance income for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
New Boat Sales
New boat sales increased by $6.9 million, or 2.9%, to $248.0 million for the three months ended December 31, 2024 from $241.1 million for the three months ended December 31, 2023. The increase was primarily attributable to the increase in the unit sales resulting from the continued strategic management of our inventory.

Table of Content
Pre-owned Boat Sales
Pre-owned boat sales increased by $3.5 million, or 6.6%, to $56.8 million for the three months ended December 31, 2024 from $53.3 million for the three months ended December 31, 2023. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to the increase in both units sold and average unit price.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $2.0 million, or 27.7%, to $9.4 million for the three months ended December 31, 2024 from $7.4 million for the three months ended December 31, 2023. The increase was primarily due to the increase in new and pre-owned boat sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $0.7 million, or 1.1%, to $61.6 million for the three months ended December 31, 2024 from $62.3 million for the three months ended December 31, 2023. The decrease in service, parts & other sales is primarily due to a reduction in parts and accessories sold to OEMs as boat manufacturers continue to slow production. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $28.2 million and $32.5 million for the three months ended December 31, 2024 and 2023, respectively.
Gross Profit
Overall, gross profit decreased by $7.4 million, or 8.1%, to $84.1 million for the three months ended December 31, 2024 from $91.4 million for the three months ended December 31, 2023. This decrease was primarily due to new and pre-owned boat pricing, including the impact of select brands the Company is exiting. Overall gross margin decreased 270 basis points to 22.4% for the three months ended December 31, 2024 from 25.1% for the three months ended December 31, 2023 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $7.8 million, or 17.5%, to $36.9 million for the three months ended December 31, 2024 from $44.7 million for the three months ended December 31, 2023. This decrease was due to the decrease in new boat gross profit margins. New boat gross profit margin was 14.9% for the three months ended December 31, 2024 as compared to 18.5% in the three months ended December 31, 2023. The decrease was primarily due to new boat pricing, including the impact of select brands the Company is exiting.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $0.7 million, or 6.0%, to $11.2 million for the three months ended December 31, 2024 from $11.9 million for the three months ended December 31, 2023. This decrease was due to the decrease in pre-owned boat gross profit margins. Pre-owned boat gross profit margin was 19.7% and 22.4% for the three months ended December 31, 2024 and 2023, respectively. The decrease was primarily due to pricing efforts by the Company to manage inventory.
Finance & Insurance Gross Profit
Finance & insurance gross profit increased by $2.0 million, or 27.7% to $9.4 million for the three months ended December 31, 2024 from $7.4 million for the three months ended December 31, 2023. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $0.9 million, or 3.3%, to $26.6 million for the three months ended December 31, 2024 from $27.5 million for the three months ended December 31, 2023. The decrease in gross profit was primarily the result of the reduction in service, parts & other sales. Service, parts & other gross profit margin was 43.1% and 44.1% for the three months ended December 31, 2024 and 2023, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.5 million, or 0.7%, to $79.1 million for the three months ended December 31, 2024 from $79.6 million for the three months ended December 31, 2023. This decrease was primarily due to the cost savings resulting from various restructuring activities. Selling, general and administrative expenses as a percentage of revenue decreased to 21.0% from 21.9% for the three months ended December 31, 2024 and 2023, respectively, and was driven by higher revenues.

Table of Content
Depreciation and Amortization
Depreciation and amortization expense increased $1.1 million, or 25.9%, to $5.3 million for the three months ended December 31, 2024 compared to $4.2 million for the three months ended December 31, 2023. The increase in depreciation and amortization expense for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was primarily attributable to an increase in intangible assets and property and equipment to support operations.
Transaction Costs
Transaction costs remained flat at $0.6 million for the three months ended December 31, 2024 compared to $0.6 million for the three months ended December 31, 2023 which is attributable to similar acquisition activity for the three months ended December 31, 2024 and 2023.
Change in Fair Value of Contingent Consideration
During the three months ended December 31, 2024, we recognized a loss of $0.2 million related to accretion of contingent consideration liabilities.
(Loss) Income from Operations
(Loss) income from operations decreased $8.4 million, or 130.5%, to a $2.0 million loss for the three months ended December 31, 2024 compared to $6.5 million of income for the three months ended December 31, 2023. The decrease was primarily attributable to the $7.4 million decrease in gross profit and the $1.1 million increase in depreciation and amortization for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, partially offset by a $0.5 million decrease in selling, general and administrative expenses during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan decreased $0.8 million, or 10.1%, to $7.0 million for the three months ended December 31, 2024 compared to $7.8 million for the three months ended December 31, 2023. Floor plan related interest expense decreased primarily due to an decrease in the average inventory for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, as well as the impact of our interest rate swaps for the three months ended December 31, 2024.
Interest Expense – Other
Interest expense – other decreased by $0.2 million, or 1.8%, to $9.0 million for the three months ended December 31, 2024 compared to $9.2 million for the three months ended December 31, 2023. The decrease in interest expense – other was primarily related to the impact of our interest rate swaps for the three months ended December 31, 2024.
Other Expense (Income), Net
Other expense (income), net changed by $1.1 million, or 459.1%, to $0.9 million of expense for the three months ended December 31, 2024 compared to $0.2 million of income for the three months ended December 31, 2023. The change was primarily related to hurricane related expenses during the three months ended December 31, 2024.
Income Tax Benefit
Income tax benefit increased by $3.0 million, or 131.2%, to $5.3 million for the three months ended December 31, 2024 compared to $2.3 million for the three months ended December 31, 2023. The change was primarily attributable to the 84.2% increase in loss before income tax benefit for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023.
Net loss
Net loss increased by $5.6 million to $13.6 million for the three months ended December 31, 2024 compared to $8.0 million for the three months ended December 31, 2023. The increase was primarily attributable to the $8.4 million decrease in income from operations, partially offset by the $3.0 million increase in income tax benefit for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Comparison of Non-GAAP Financial Measures
Adjusted EBITDA
We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense – other, income tax (benefit) expense, depreciation and amortization and other (income) expense, further adjusted to eliminate the effects of items such as the change in fair value of contingent consideration, restructuring and impairment, stock-based compensation and transaction costs.

Table of Content
Our Board, management team and lenders use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items (such as the change in fair value of contingent consideration, income tax (benefit) expense, restructuring and impairment, stock-based compensation and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
The following tables present a reconciliation of Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented.
Three Months Ended December 31, 2024, Compared to Three Months Ended December 31, 2023

	Three Months Ended December 31,
($ in thousands)	2024	2023
Net loss	$(13,612)	$(7,970)
Interest expense – other	8,988	9,152
Income tax benefit	(5,262)	(2,276)
Depreciation and amortization	6,037	4,906
Stock-based compensation	2,170	2,392
Change in fair value of contingent consideration	242	572
Transaction costs	559	579
Restructuring and impairment	1,898	—
Other expense (income), net	887	(247)
Adjusted EBITDA	$1,907	$7,108
Adjusted EBITDA was $1.9 million for the three months ended December 31, 2024 compared to $7.1 million for the three months ended December 31, 2023. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses and interest expense - floor plan for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share
We view Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share as important indicators of performance. We define Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other expense (income), all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted Earnings (Loss) Per Share which presents all of the adjustments to net income (loss) attributable to OneWater Marine Inc. noted above on a per share basis.

Table of Content
Our Board, management team and lenders use Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of unusual or one time charges and other items (such as the change in fair value of contingent consideration, intangible amortization, restructuring and impairment and transaction costs) that impact the comparability of financial results from period to period. We present Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) attributable to OneWater Marine Inc. is the GAAP measure most directly comparable to Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and net earnings (loss) per share of Class A common stock - diluted is the GAAP measure most directly comparable to Adjusted Diluted Earnings (Loss) Per Share. Our non-GAAP financial measures should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share in the future, and any such modification may be material. Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share have important limitations as analytical tools and you should not consider Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. or Adjusted Diluted Earnings (Loss) Per Share in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Table of Content
The following tables present a reconciliation of Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. to our net income (loss) attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share to our net earnings (loss) per share of Class A common stock - diluted, which are the most directly comparable GAAP measures for the periods presented.
Three Months Ended December 31, 2024, Compared to Three Months Ended December 31, 2023.

	Three Months Ended December 31,
Description	2024	2023	Change
	($ in thousands)
Net loss attributable to OneWater Marine Inc.	$(11,971)	$(7,170)	$(4,801)
Transaction costs	559	579	(20)
Intangible amortization	2,122	1,579	543
Change in fair value of contingent consideration	242	572	(330)
Restructuring and impairment	1,898	—	1,898
Other expense (income), net	887	(247)	1,134
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(514)	(223)	(291)
Adjustments to income tax benefit (2)	(1,195)	(520)	(675)
Adjusted net loss attributable to OneWater Marine Inc.	(7,972)	(5,430)	(2,542)

Net loss per share of Class A common stock - diluted	$(0.81)	$(0.49)	$(0.32)
Transaction costs	0.04	0.04	—
Intangible amortization	0.14	0.11	0.03
Change in fair value of contingent consideration	0.02	0.04	(0.02)
Restructuring and impairment	0.13	—	0.13
Other expense (income), net	0.06	(0.02)	0.08
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.04)	(0.02)	(0.02)
Adjustments to income tax benefit (2)	(0.08)	(0.04)	(0.04)
Adjusted loss per share of Class A common stock - diluted	$(0.54)	$(0.38)	$(0.16)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an estimated effective tax rate.
Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share were $8.0 million and $0.54, respectively, for the three months ended December 31, 2024 compared to Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share of $5.4 million and $0.38, respectively, for the three months ended December 31, 2023. The decrease in Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. resulted from the decrease in gross profit, partially offset by the decreases in selling, general and administrative expenses and interest expense - floor plan for the three months ended December 31, 2024, each as compared to the three months ended December 31, 2023. The decrease in Adjusted Diluted Earnings (Loss) Per Share resulted from the decrease in Adjusted Net Income (Loss) Attributable to OneWater Marine Inc.

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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. For the reporting period ended December 31, 2024, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Three Months Ended December 31, 2024 and 2023
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended December 31,
($ in thousands)	2024	2023	Change
Net cash used in operating activities	$(37,442)	$(110,034)	$72,592
Net cash (used in) provided by investing activities	(2,776)	39,807	(42,583)
Net cash provided by financing activities	49,419	31,079	18,340
Effect of exchange rate changes on cash and restricted cash	20	(9)	29
Net change in cash	$9,221	$(39,157)	$48,378

Table of Content
Operating Activities. Net cash used in operating activities was $37.4 million for the three months ended December 31, 2024 compared to net cash used in operating activities of $110.0 million for the three months ended December 31, 2023. The $72.6 million decrease in cash used in operating activities was primarily attributable to a $51.4 million decrease in the change in inventory and a $31.9 million decrease in the change in prepaid expenses and other current assets, offset by a $9.8 million decrease in the change in customer deposits for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023.
Investing Activities. Net cash used in investing activities was $2.8 million for the three months ended December 31, 2024 compared to net cash provided by investing activities of $39.8 million for the three months ended December 31, 2023. The $42.6 million increase in cash used in investing activities was primarily attributable to a $45.1 million decrease in proceeds from the disposal of a business, offset by a $2.3 million decrease in cash used in purchases of property and equipment for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023.
Financing Activities. Net cash provided by financing activities was $49.4 million for the three months ended December 31, 2024 compared to net cash provided by financing activities of $31.1 million for the three months ended December 31, 2023. The $18.3 million increase in financing cash flow was primarily attributable to the $18.8 million payment to purchase the non-controlling interest of Quality Assets & Operations, LLC during the three months ended December 31, 2023 and a $35.0 million decrease in payments on long-term debt, partially offset by an $11.1 million decrease in proceeds from long-term debt and a $27.1 million decrease in net borrowings from floor plan during the three months ended December 31, 2024 as compared to the three months ended December 31, 2023.
Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no share repurchases during the three months ended December 31, 2024. The Company has $48.1 million remaining under the share repurchase program.
Debt Agreements
A&R Credit Facility
On August 9, 2022 we entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”), with certain of our subsidiaries, Truist Bank and the other lenders party thereto. The A&R Credit Facility provides for, among other things, (i) a $65.0 million revolving credit facility (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time) and (ii) a $445.0 million term loan facility. Subject to certain conditions, the available amount under the Term Facility and the Revolving Facility may be increased by $125.0 million plus additional amounts subject to additional conditions (including satisfaction of a consolidated leverage ratio requirement) in the aggregate (with up to $50.0 million allocable to the Revolving Facility). On November 13, 2024 we entered into Amendment No. 6 to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement with Truist Bank to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum leverage ratio measures, (iv) adjust the minimum liquidity measure, and (v) modify the maturity date to be July 31, 2026, and in connection therewith, the repayment schedule. The Revolving Facility matures on July 31, 2026. The Term Facility is repayable in installments beginning on December 31, 2022, with the remainder due on the earlier of (i) July 31, 2026 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the A&R Credit Facility.
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
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants for the reporting period ended December 31, 2024.

Table of Content
Inventory Financing Facility
On November 14, 2023, we entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, restated, supplemented or otherwise modified, the “Inventory Financing Facility”) with certain of our subsidiaries, Wells Fargo Commercial Distribution Finance, LLC and the other lender parties thereto. On November 13, 2024, we entered into the Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement with Wells Fargo and other lenders party thereto which, (i) modified certain definitions, terms and conditions, (ii) adjusted the minimum fixed charge coverage ratio, (iii) adjusted the maximum funded debt to EBITDA ratio, (iv) established a new minimum liquidity measure, (v) allowed for certain swap transactions to mitigate risk in the ordinary course of business, and (vi) reduced the maximum borrowing capacity from $650 million to $595 million. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers. The Inventory Financing Facility expires on March 1, 2026.
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
We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including certain provisions related to the Funded Debt to EBITDA Ratio, the Fixed Charge Coverage Ratio and the Liquidity measure (as defined in the Inventory Financing Facility). We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral securing the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interests of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired marine retailers (ix) make any change in any of our marine retailers’ capital structure or in any of their business objectives or operations which might in any way adversely affect the ability of such marine retailer to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and certain of its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo. Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt, may make distributions to the Company for repurchases of the Company's common stock subject to certain financial ratios, and is permitted to make pro rata distributions to the OneWater Unit Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Chief Executive Officer, Philip Austin Singleton, Jr., and our President and Chief Operating Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.
As of December 31, 2024 and September 30, 2024, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $490.1 million and $443.4 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the three months ended December 31, 2024 and the year ended September 30, 2024, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 5.8% and 6.6%, respectively. As of December 31, 2024 and September 30, 2024, our additional available borrowings under our Inventory Financing Facility were $104.9 million and $206.6 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. For the reporting period ended December 31, 2024, we were in compliance with all covenants under the Inventory Financing Facility.
Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have from time to time entered into notes payable agreements with the acquired entities to finance these acquisitions. As of December 31, 2024, we have no indebtedness associated with acquisition notes payable.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $102,000, and mature on dates between January 2025 to April 2029. As of December 31, 2024, we had $2.3 million outstanding under the commercial vehicles notes payable.

Table of Content
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
As of December 31, 2024 and September 30, 2024, our liability under the Tax Receivable Agreement was $40.6 million. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to TRA Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due; generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on the $290.1 million balance under the Inventory Financing Facility that is not covered by interest rate swaps as of December 31, 2024, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.9 million. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on the $233.5 million outstanding balance that is not covered by interest rate swaps as of December 31, 2024, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.3 million.
As part of our strategy to mitigate the exposure risk to fluctuations in interest rates for our Inventory Financing Facility and A&R Credit Facility, we may enter into various interest rate swap agreements. As of December 31, 2024, we had two interest rate swap agreements with a combined notional amount of $400.0 million. The swaps are designed to provide a hedge against the changes in variable cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. All of our interest rates swaps qualify for cash flow hedge accounting. The following table provides information regarding our interest rate swaps as of December 31, 2024:

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

Table of Content
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assess the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company as of December 31, 2024, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company's financial condition, liquidity or results of operations.
Item 1A.    Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 10, 2024, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 10, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including, to the extent practicable or advisable, Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended December 31, 2024. The Company has $48.1 million remaining under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.

Table of Content
Item 6.    Exhibits

Exhibit No.	Description
10.1	Amendment No. 6 to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement, dated as of November 13, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 13, 2024).
10.2	Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement, dated as of November 13, 2024, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 13, 2024).
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Chief Executive Officer

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer

January 31, 2025