Form 10-Q
period 2025-03-31
OneWater Marine Inc.
filed 2025-05-02
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 16,313,115 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of April 22, 2025.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

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
Forward-looking statements may include statements about:
•general economic conditions, including changes in employment levels, rates of inflation, consumer demand and preferences, consumer confidence levels, fuel prices, levels of discretionary income, consumer spending patterns, and tariff, duty rates or other uncertainties with respect to trade policies;
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
•general economic conditions, including uncertainties regarding trade policies, such as the imposition of tariffs;
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

Table of Content
PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash	$67,461	$16,849
Restricted cash	8,092	10,488
Accounts receivable, net	91,639	73,269
Inventories	602,364	590,838
Prepaid expenses and other current assets	64,147	85,922
Total current assets	833,703	777,366
Property and equipment, net	92,100	93,224
Operating lease right-of-use assets	135,811	138,829
Other long-term assets	2,437	1,299
Deferred tax assets, net	41,160	37,278
Intangible assets, net	201,851	205,391
Goodwill	336,602	336,602
Total assets	$1,643,664	$1,589,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,269	$32,106
Other payables and accrued expenses	47,056	42,116
Customer deposits	49,667	63,955
Notes payable – floor plan	509,025	443,386
Current portion of operating lease liabilities	16,474	15,704
Current portion of long-term debt, net	26,708	7,874
Current portion of tax receivable agreement liability	2,578	2,578
Total current liabilities	696,777	607,719
Other long-term liabilities	4,156	12,563
Tax receivable agreement liability	38,245	38,019
Long-term operating lease liabilities	122,386	126,001
Long-term debt, net	400,485	414,934
Total liabilities	1,262,049	1,199,236
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 16,313,115 and 14,686,696 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	163	147
Class B common stock, $0.01 par value, 10,000,000 shares authorized, no shares and 1,429,940 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	—	14
Additional paid-in capital	232,981	202,921
Retained earnings	147,286	159,625
Accumulated other comprehensive income (loss)	1,185	(1,897)
Total stockholders’ equity attributable to OneWater Marine Inc.	381,615	360,810
Equity attributable to non-controlling interests	—	29,943
Total stockholders’ equity	381,615	390,753
Total liabilities and stockholders’ equity	$1,643,664	$1,589,989

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues:
New boat	$309,500	$327,306	$557,497	$568,390
Pre-owned boat	89,728	78,648	146,526	131,931
Finance & insurance income	15,003	14,730	24,403	22,090
Service, parts & other	69,290	67,637	130,909	129,923
Total revenues	483,521	488,321	859,335	852,334

Cost of sales:
New boat	259,217	267,226	470,338	463,629
Pre-owned boat	73,877	62,783	119,459	104,129
Service, parts & other	40,016	37,950	75,073	72,771
Total cost of sales	373,110	367,959	664,870	640,529

Selling, general and administrative expenses	87,791	86,511	166,851	166,110
Depreciation and amortization	5,518	4,872	10,833	9,094
Transaction costs	377	145	936	724
Change in fair value of contingent consideration	66	3,132	308	3,704
Restructuring and impairment	388	11,847	1,239	11,847
Income from operations	16,271	13,855	14,298	20,326

Other expense (income):
Interest expense – floor plan	7,504	8,525	14,530	16,337
Interest expense – other	9,100	9,192	18,088	18,344
Other expense (income), net	190	2,493	1,077	2,246
Total other expense, net	16,794	20,210	33,695	36,927
Net loss before income tax benefit	(523)	(6,355)	(19,397)	(16,601)
Income tax benefit	(148)	(1,846)	(5,410)	(4,122)
Net loss	(375)	(4,509)	(13,987)	(12,479)
Net (income) attributable to non-controlling interests	—	—	—	(119)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	7	540	1,648	1,459
Net loss attributable to OneWater Marine Inc.	$(368)	$(3,969)	$(12,339)	$(11,139)

Net loss per share of Class A common stock – basic	$(0.02)	$(0.27)	$(0.80)	$(0.77)
Net loss per share of Class A common stock – diluted	$(0.02)	$(0.27)	$(0.80)	$(0.77)

Basic weighted-average shares of Class A common stock outstanding	15,968	14,579	15,393	14,559
Diluted weighted-average shares of Class A common stock outstanding	15,968	14,579	15,393	14,559

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(375)	$(4,509)	$(13,987)	$(12,479)
Other comprehensive income (loss):
Foreign currency translation adjustment	(21)	4	(1)	(5)
Change in fair value of interest rate swaps, net of reclassification adjustment	(3,776)	—	3,513	—
Income tax benefit (expense) associated with other comprehensive income items	935	—	(244)	—
Comprehensive loss	(3,237)	(4,505)	(10,719)	(12,484)
Net (income) attributable to non-controlling interests	—	—	—	(119)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	7	540	1,648	1,459
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	—	(2)	1
Change in fair value of interest rate swaps, net of reclassification adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	66	—	(574)	—
Income tax (benefit) expense associated with other comprehensive income items attributable to non-controlling interest of One Water Marine Holdings, LLC	(16)	—	87	—
Comprehensive loss attributable to OneWater Marine Inc.	$(3,180)	$(3,965)	$(9,560)	$(11,143)

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2024	14,687	$147	1,430	$14	$202,921	$159,625	$29,943	$(1,897)	$390,753
Net loss	—	—	—	—	—	(11,971)	(1,641)	—	(13,612)
Shares issued upon vesting of equity-based awards, net of tax withholding	160	1	—	—	(1,824)	—	—	—	(1,823)
Equity-based compensation	—	—	—	—	2,170	—	—	—	2,170
Currency translation adjustment	—	—	—	—	—	—	2	18	20
Change in fair value of interest rate swaps, net of reclassification adjustment and $1.2 million tax expense	—	—	—	—	—	—	537	5,573	6,110
Balance at December 31, 2024	14,847	$148	1,430	$14	$203,267	$147,654	$28,841	$3,694	$383,618
Net loss	—	—	—	—	—	(368)	(7)	—	(375)
Distributions to members	—	—	—	—	—	—	(186)	—	(186)
Exchange of B shares for A shares	1,430	14	(1,430)	(14)	28,295	—	(28,598)	303	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,203)	—	—	—	(1,203)
Shares issued as part of employee stock purchase plan	36	1	—	—	534	—	—	—	535
Equity-based compensation	—	—	—	—	2,088	—	—	—	2,088
Currency translation adjustment	—	—	—	—	—	—	—	(21)	(21)
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.9 million tax benefit	—	—	—	—	—	—	(50)	(2,791)	(2,841)
Balance at March 31, 2025	16,313	$163	—	$—	$232,981	$147,286	$—	$1,185	$381,615

Table of Content

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2023	14,420	$144	1,430	$14	$193,018	$165,432	$55,469	$1	$414,078
Net loss	—	—	—	—	—	(7,170)	(800)	—	(7,970)
Distributions to members	—	—	—	—	—	—	(3,789)	—	(3,789)
Purchase of non-controlling interest	—	—	—	—	716	—	(19,556)	—	(18,840)
Shares issued upon vesting of equity-based awards, net of tax withholding	124	1	—	—	(1,553)	—	—	—	(1,552)
Equity-based compensation	—	—	—	—	2,392	—	—	—	2,392
Currency translation adjustment	—	—	—	—	—	—	(1)	(8)	(9)
Balance at December 31, 2023	14,544	$145	1,430	$14	$194,573	$158,262	$31,323	$(7)	$384,310
Net loss	—	—	—	—	—	(3,969)	(540)	—	(4,509)
Distributions to members	—	—	—	—	—	(3)	(8)	—	(11)
Shares issued upon vesting of equity-based awards, net of tax withholding	24	—	—	—	(331)	—	—	—	(331)
Shares issued as part of employee stock purchase plan	25	1	—	—	731	—	—	—	732
Equity-based compensation	—	—	—	—	2,277	—	—	—	2,277
Currency translation adjustment	—	—	—	—	—	—	—	4	4
Balance at March 31, 2024	14,593	$146	1,430	$14	$197,250	$154,290	$30,775	$(3)	$382,472

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the Six Months Ended March 31	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,987)	$(12,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,208	10,470
Equity-based awards	4,258	4,669
Loss on asset disposals	200	109
Non-cash interest expense	2,163	1,665
Deferred income tax provision	(5,104)	2,837
Change in fair value of contingent consideration	308	1,928
Loss on equity investment	46	135
(Increase) decrease in assets:
Accounts receivable	(15,540)	(38,464)
Inventories	(11,363)	(77,606)
Prepaid expenses and other current assets	22,417	10,848
Other assets	(1,182)	4,697
Increase (decrease) in liabilities:
Accounts payable	13,163	10,735
Other payables and accrued expenses	1,907	(760)
Customer deposits	(18,475)	(5,112)
Net cash used in operating activities	(8,981)	(86,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(7,360)	(14,823)
Proceeds from disposal of property and equipment	311	119
Cash used for additions to intangible assets	(284)	(621)
Cash received in acquisitions	713	—
Proceeds from disposal of a business	—	45,100
Net cash (used in) provided by investing activities	(6,620)	29,775

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	65,639	90,671
Proceeds from long-term debt	20,265	20,000
Payments on long-term debt	(17,258)	(58,864)
Payments of debt issuance costs	(935)	(695)
Payments of contingent consideration	(2,419)	(5,888)
Payments of tax withholdings for equity-based awards	(1,823)	(1,883)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	535	732
Distributions to members	(186)	(3,800)
Purchase of non-controlling interest	—	(18,840)
Net cash provided by financing activities	63,818	21,433

Effects of exchange rate changes on cash and restricted cash	(1)	(5)

Net change in cash and restricted cash	48,216	(35,125)
Cash and restricted cash at beginning of period	27,337	93,310
Cash and restricted cash at end of period	$75,553	$58,185

Supplemental cash flow disclosures:
Cash paid for interest	$30,908	$33,016
Cash (received) paid for income taxes and income tax refunds	(104)	5,852

Noncash items:
Purchase of property and equipment funded by long-term debt	151	156
Right-of-use assets obtained in exchange for new operating lease liabilities	5,881	5,342

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of March 31, 2025, the Company operates a total of 98 retail locations, 9 distribution centers/warehouses and multiple online marketplaces in 19 states, several of which are in the top twenty states for marine retail expenditures.
Operating results are generally subject to seasonal variations. Demand for products is generally highest during the third and fourth quarters of the fiscal year and, accordingly, revenues are generally expected to be higher during these periods. General economic conditions, including rising interest rates, tariff and duty rates as well as other uncertainties with respect to trade policies, and consumer spending patterns, can negatively impact the Company’s operating results. Unfavorable local, regional, national, or global economic developments, global public health concerns, or uncertainties could reduce consumer spending and adversely affect the Company’s business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, even if prevailing economic conditions are otherwise favorable. The imposition of tariffs on foreign goods and services, as well as any retaliatory tariffs on U.S. goods and services, could increase the price of supplies and materials we rely on to conduct our business, and, thus, negatively impact our operating results. Economic conditions in areas in which the Company operates, particularly in the Southeast, can have a major impact on the Company’s overall results of operations. Local influences such as corporate downsizing, inclement weather such as hurricanes, tornadoes and other storms, environmental conditions, and other events have and could adversely affect the Company’s operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on the Company’s business.
Sales of new boats from the Company’s top ten brands represent approximately 45.9% and 45.6% of total sales for the six months ended March 31, 2025 and 2024, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.7% and 13.9% of our consolidated revenue for the six months ended March 31, 2025 and 2024, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, whether directly or indirectly, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and, prior to the redemption of all outstanding OneWater LLC units and shares of Class B common stock of OneWater Inc, historically reported non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which reduced net income (loss) attributable to OneWater Inc’s Class A stockholders. As of March 31, 2025, OneWater Inc owned 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report any non-controlling interest related to OneWater LLC Units.
Commencing December 31, 2021, the Company owned 80% of the economic interest of Quality Assets and Operations, LLC, over which the Company exercised control and the minority interest in this subsidiary was recorded accordingly. On October 31, 2023, the Company acquired the remaining 20% of the economic interest and, as a result, owns 100% of Quality Assets and Operations, LLC.
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

Table of Content
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
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2025 and September 30, 2024, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk. Total cash and restricted cash shown in the unaudited condensed consolidated statements of cash flows is comprised of the amounts reported in cash and restricted cash on the unaudited condensed consolidated balance sheets.
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
In accordance with FASB ASC 360-10, "Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets", the Company assesses the potential for impairment of its definite-lived intangible assets if facts and circumstances, such as declines in sales, earnings, cash flows or adverse changes in the business climate, suggest that they may be impaired. Definite-lived intangible assets include developed technologies and customer relationships which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Sales Tax
The Company collects sales tax on all of the Company’s sales to nonexempt customers and remits the entire amount to the states that imposed the sales tax. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.

Table of Content
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
Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.9 million and $4.2 million as of March 31, 2025 and September 30, 2024, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2025 and 2024.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three and six months ended March 31, 2025 and 2024 is as follows:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning contract liability	$53,454	$50,977
Revenue recognized from contract liabilities included in the beginning balance	(29,732)	(30,078)
Increases due to cash received, net of amounts recognized in revenue during the period	25,945	25,637
Ending contract liability	$49,667	$46,536

($ in thousands)	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Beginning contract liability	$63,955	$51,649
Revenue recognized from contract liabilities included in the beginning balance	(45,780)	(42,049)
Increases due to cash received, net of amounts recognized in revenue during the period	31,492	36,936
Ending contract liability	$49,667	$46,536
The following table sets forth percentages on the timing of revenue recognition for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Goods and services transferred at a point in time	94.7%	94.8%
Goods and services transferred over time	5.3%	5.2%
Total Revenue	100.0%	100.0%

Table of Content

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Goods and services transferred at a point in time	93.8%	93.9%
Goods and services transferred over time	6.2%	6.1%
Total Revenue	100.0%	100.0%
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

Table of Content
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to improve financial reporting by requiring disclosure of additional information about specific expense categories in the notes to the financial statements. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement beginning in the annual report for fiscal year 2028 and in interim reports during fiscal year 2029.
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
Accounts receivable consisted of the following:

($ in thousands)	March 31, 2025	September 30, 2024
Contracts in transit	$39,866	$20,437
Trade accounts receivable	28,005	32,578
Manufacturer receivable	14,685	11,435
Income tax receivable	9,573	9,370
Total accounts receivable	92,129	73,820
Less – allowance for credit losses	(490)	(551)
Total accounts receivable, net	$91,639	$73,269
5.    Inventories
Inventories consisted of the following:

($ in thousands)	March 31, 2025	September 30, 2024
New vessels	$453,403	$442,834
Pre-owned vessels	80,294	79,234
Work in process, parts and accessories	68,667	68,770
Total inventories	$602,364	$590,838

Table of Content
6.    Goodwill and Intangible Assets
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

	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2024	$336,602	$149,921	$3,964	$46,403	$1,750	$3,353	$205,391
Acquisitions and additions during the six months ended March 31, 2025	—	—	—	—	—	757	757
Other adjustments during the six months ended March 31, 2025	—	—	—	—	(28)	—	(28)
Accumulated amortization for the six months ended March 31, 2025	—	—	(269)	(3,049)	(317)	(634)	(4,269)
Net balance as of March 31, 2025	$336,602	$149,921	$3,695	$43,354	$1,405	$3,476	$201,851
Amortization expense is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations and was $2.1 million for the three months ended March 31, 2025 and 2024, which includes amortization expense of $0.3 million for the three months ended March 31, 2025 and 2024, for internally developed software. Amortization expense was $4.3 million and $3.7 million for the six months ended March 31, 2025 and 2024, respectively, which includes amortization expense of $0.6 million and $0.5 million for the six months ended March 31, 2025 and 2024, respectively, for internally developed software. For internally developed software acquisitions and additions during the six months ended March 31, 2025, the weighted average useful life is 4.2 years.
The following table summarizes the expected amortization expense for the fiscal years 2025 through 2029 and thereafter ($ in thousands):

2025 (excluding the six months ended March 31, 2025)	$4,302
2026	8,604
2027	8,364
2028	6,733
2029	6,732
Thereafter	17,195
$51,930
As of March 31, 2025 and September 30, 2024, the carrying value of goodwill totaled $336.6 million, of which $295.3 million was related to our Dealerships reporting segment and $41.3 million was related to our Distribution reporting segment.
7.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”) as set forth in the Eighth Amended and Restated Inventory Financing Agreement entered into by the Company and certain of its subsidiaries with Wells Fargo and the other financial institutions party thereto on November 14, 2023 (as amended from time to time, the “Inventory Financing Facility”). On November 13, 2024, the Company and certain of its subsidiaries entered into the Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement with Wells Fargo and other lenders party thereto which, among other things, (i) modified certain definitions, terms and conditions, (ii) adjusted the minimum fixed charge coverage ratio, (iii) adjusted the maximum funded debt to EBITDA ratio, (iv) established a new minimum liquidity measure, (v) allowed for certain swap transactions to mitigate risk in the ordinary course of business, and (vi) reduced the maximum borrowing capacity from $650.0 million to $595.0 million. The Inventory Financing Facility expires on March 1, 2026. The outstanding balance of the facility was $509.0 million and $443.4 million, as of March 31, 2025 and September 30, 2024, respectively.
Interest on new boats and rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of March 31, 2025 the interest rate on the Inventory Financing Facility ranged from 7.20% to 9.45% for new inventory and 7.45% to 9.70% for pre-owned inventory. As of September 30, 2024 the interest rate on the Inventory Financing Facility ranged from 8.03% to 10.28% for new inventory and 8.28% to 10.53% for pre-owned inventory. Borrowing capacity available at March 31, 2025 and September 30, 2024 was $86.0 million and $206.6 million, respectively.

Table of Content
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum liquidity measure (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants for the reporting period ended March 31, 2025.
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
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants for the reporting period ended March 31, 2025.
Long-term debt consisted of the following at:

($ in thousands except monthly payment amounts)	March 31, 2025	September 30, 2024
Term note payable to Truist Bank, secured and bearing interest at 7.55% at March 31, 2025 and 7.85% at September 30, 2024. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on July 31, 2026	$375,469	$375,469
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.54% at March 31, 2025 and 7.75% at September 30, 2024. The note requires full repayment on July 31, 2026	55,936	51,150
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $3,100 through February 2030	2,059	2,561
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note was paid in full on December 1, 2024	—	1,126
Total debt outstanding	433,464	430,306
Less current portion (net of debt issuance costs)	(26,708)	(7,874)
Less unamortized portion of debt issuance costs	(6,271)	(7,498)
Long-term debt, net of current portion and unamortized debt issuance costs	$400,485	$414,934
As of March 31, 2025 and September 30, 2024, the Company had $2.8 million and $1.6 million, respectively, in letters of credit outstanding under the A&R Revolving Facility.

Table of Content
9.    Derivative and Hedging Instruments
The Company is subject to interest rate risk as a result of required interest payments of the Inventory Financing Facility and A&R Credit Facility. The Company has two interest rate swap agreements which are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. The following table provides information on the attributes of each swap as of March 31, 2025:

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

Balance Sheet Location	March 31, 2025	September 30, 2024
Prepaid expenses and other current assets	$1,787	$1,560
Other long-term liabilities	(340)	(3,626)
Net asset (liability)	$1,447	$(2,066)
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

For the three months ended March 31,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2025	$(2,922)	Interest expense – other and Interest expense – floor plan	$854
2024	$—	Interest expense – other and Interest expense – floor plan	$—

For the six months ended March 31,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2025	$5,651	Interest expense – other and Interest expense – floor plan	$2,138
2024	$—	Interest expense – other and Interest expense – floor plan	$—

Table of Content
The following table sets forth the location and amount of gain or (loss) recognized in earnings on cash flow hedging relationships for the three and six months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Interest expense – other	Interest expense – floor plan	Interest expense – other	Interest expense – floor plan
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings	$419	$435	$—	$—

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024
	Interest expense – other	Interest expense – floor plan	Interest expense – other	Interest expense – floor plan
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings	$987	$1,151	$—	$—
As of March 31, 2025, the amount expected to be reclassified out of accumulated other comprehensive income (loss) into earnings during the next 12 months is a gain of $1.8 million. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
10.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,631,312. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
During the six months ended March 31, 2025, the Board approved the grant of 152,072 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2025. As of March 31, 2025, the Company estimated achievement of the performance targets at 100%.
During the six months ended March 31, 2025, the Board approved the grant of 211,978 time-based restricted stock units. Of this amount, 36,596 restricted stock units fully vest on October 1, 2025 and the remaining 175,382 restricted stock units vest in three equal annual installments commencing on October 1, 2025.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.0 million and $2.1 million of compensation expense for the three months ended March 31, 2025 and 2024, respectively, which includes $0.8 million and $0.9 million of compensation expense for the three months ended March 31, 2025 and 2024, respectively, for performance-based units. The Company recognized $4.0 million and $4.4 million of compensation expense for the six months ended March 31, 2025 and 2024, respectively, which includes $1.5 million and $1.7 million of compensation expense for the six months ended March 31, 2025 and 2024, respectively, for performance-based units.

Table of Content
The following table further summarizes activity related to restricted stock units for the six months ended March 31, 2025:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2024	542,119	$27.20
Awarded	364,050	23.91
Vested	(238,352)	27.54
Forfeited	—	—
Unvested at March 31, 2025	667,817	$25.29
As of March 31, 2025, the total unrecognized compensation expense related to outstanding equity awards was $7.8 million, which the Company expects to recognize over a weighted-average period of 1.4 years.
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
The following table sets forth the calculation of net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

Net loss per share:	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator:
Net loss attributable to OneWater Inc	$(368)	$(3,969)

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net loss per share	15,968	14,579
Effect of dilutive securities:
Restricted stock units	—	—
Employee stock purchase plan	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net loss per share	15,968	14,579

Net loss per share of Class A common stock – basic	$(0.02)	$(0.27)
Net loss per share of Class A common stock – diluted	$(0.02)	$(0.27)

Table of Content
The following table sets forth the calculation of net loss per share for the six months ended March 31, 2025 and 2024 (in thousands, except per share data):

Net loss per share:	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Numerator:
Net loss attributable to OneWater Inc	$(12,339)	$(11,139)

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net loss per share	15,393	14,559
Effect of dilutive securities:
Restricted stock units	—	—
Employee stock purchase plan	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net loss per share	15,393	14,559

Net loss per share of Class A common stock – basic	$(0.80)	$(0.77)
Net loss per share of Class A common stock – diluted	$(0.80)	$(0.77)
Shares of Class B common stock and unvested restricted stock units do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Class B common stock	345	1,430
Restricted Stock Units	111	480
Employee Stock Purchase Plan	2	26
	458	1,936

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Class B common stock	894	1,430
Restricted Stock Units	112	488
Employee Stock Purchase Plan	6	26
	1,012	1,944
On March 30, 2022, the Board approved a share repurchase program up to $50 million. No shares of Class A common stock were repurchased by the Company during the six months ended March 31, 2025. As of March 31, 2025 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of March 31, 2025, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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

Table of Content
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 567,455 additional shares of the Company’s Class A common stock may be issued under the ESPP as of March 31, 2025, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.1 million during the three months ended March 31, 2025 and 2024 and $0.3 million during the six months ended March 31, 2025 and 2024. As of March 31, 2025 and September 30, 2024, the Company had current liabilities of $0.4 million and $0.3 million, respectively, for future purchases of shares under the ESPP. During the six months ended March 31, 2025 and 2024, 36,167 and 25,493 shares were issued under the ESPP at an average share price of $14.77 and $28.72, respectively.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the periods ended March 31, 2025 and 2024:

	2025	2024
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.3 - 5.4%	5.2 - 5.5%
Volatility	55.0 - 65.5%	37.6 - 62.7%
Expected life	Six months	Six months
Distributions
During the six months ended March 31, 2025 and 2024, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.
Non-Controlling Interest
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries. In periods prior to March 31, 2025, OneWater Inc reported non-controlling interests related to the portion of OneWater LLC Units not owned by OneWater Inc. Holders of OneWater LLC Units could exchange their LLC Units, together with an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC's election, cash. During the six months ended March 31, 2025, the remaining OneWater LLC Units, as well as 1,429,940 shares of Class B common stock of OneWater Inc, were exchanged for 1,429,940 shares of Class A common stock of OneWater Inc. As of March 31, 2025, OneWater Inc owned 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report a non-controlling interest related to OneWater LLC Units.
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

Table of Content
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and September 30, 2024:

	March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$81	$—	$—	$81
Derivative and hedging instruments	—	1,787	—	1,787
Liabilities:
Contingent Consideration	—	—	9,126	9,126
Derivative and hedging instruments	—	340	—	340

	September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$128	$—	$—	$128
Derivative and hedging instruments	—	1,560	—	1,560
Liabilities:
Contingent Consideration	—	—	15,161	15,161
Derivative and hedging instruments	—	3,626	—	3,626
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the six months ended March 31, 2025.
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
The portion of unrealized losses recognized related to equity securities still held as of March 31, 2025 and 2024 consists of the following:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net loss recognized during the period on equity securities	$53	$23
Less net loss recognized during the period on equity securities sold during the period	—	—
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$53	$23

($ in thousands)	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Net loss recognized during the period on equity securities	$46	$135
Less net loss recognized during the period on equity securities sold during the period	—	—
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$46	$135

Table of Content
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
The following tables set forth the changes in fair value of our contingent consideration for the three and six months ended March 31, 2025:

($ in thousands)	Three Months Ended March 31, 2025
Balance as of December 31, 2024	$14,947
Additions from acquisitions	—
Settlement of contingent consideration	(5,887)
Change in fair value, including accretion	66
Balance as of March 31, 2025	$9,126

($ in thousands)	Six Months Ended March 31, 2025
Balance as of September 30, 2024	$15,161
Additions from acquisitions	—
Settlement of contingent consideration	(6,343)
Change in fair value, including accretion	308
Balance as of March 31, 2025	$9,126
We determine the carrying value of our cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable with Truist Bank, seller notes payable and company vehicle notes payable approximate their fair values because of the nature of their terms and current market rates of these instruments. Derivative and hedging instruments are recorded at fair value as discussed in Note 9.
12.    Restructuring and Impairment
During the six months ended March 31, 2025, the Company underwent various restructuring actions, primarily a reduction of headcount, closure of certain locations and inventory adjustments related to the cancellation of certain dealer agreements. As a result of the restructuring activities, the Company recognized $0.4 million of restructuring charges during the three months ended March 31, 2025, which is recorded in restructuring and impairment in the unaudited consolidated statement of operations. The $0.4 million of restructuring charges are fully reported in the Distribution reporting segment. The Company recognized $2.3 million of restructuring charges during the six months ended March 31, 2025, of which $1.2 million is recorded in restructuring and impairment and $1.1 million is recorded in new boat cost of sales in the unaudited consolidated statement of operations. Of the $2.3 million restructuring charges, $1.2 million and $1.1 million is reported in the Dealerships and Distribution reporting segments, respectively.
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
Our effective tax rates of 28.3% and 29.0% for the three months ended March 31, 2025 and 2024, respectively, and 27.9% and 24.8% for the six months ended March 31, 2025 and 2024, respectively, differ from statutory rates primarily due to losses allocated to non-controlling interests and limitations on officer's compensation.
The Company had federal net operating loss carryforwards from underlying corporate entities of approximately $4.3 million resulting in a deferred tax asset of $0.9 million as of September 30, 2024. The U.S. federal net operating loss carryforwards have no expiration but

Table of Content
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
As of March 31, 2025 and September 30, 2024, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020. In November 2024, the Company received notification that the Florida Department of Revenue intended to commence a corporate income tax audit of OneWater Inc for the tax years ended September 30, 2021, 2022 and 2023. The audit is ongoing and the outcome and timing of settlements of asserted income tax liabilities, if any, are uncertain.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of March 31, 2025 and September 30, 2024, our undiscounted liability under the Tax Receivable Agreement was $40.8 million and $40.6 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of March 31, 2025, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Risk Management
The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions and natural disasters for which the Company carries commercial insurance. There have been no significant reductions in coverage from the prior year and settlements have not exceeded coverage in the past years.

Table of Content
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
16.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $38.0 million and $21.7 million for the three months ended March 31, 2025 and 2024, respectively, and $90.4 million and $71.5 million for the six months ended March 31, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.6 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, and $2.1 million and $1.2 million for the six months ended March 31, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $0.6 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, and $2.8 million and $1.3 million for the six months ended March 31, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. Total payments recorded under these arrangements were $0.2 million for the six months end March 31, 2025. No payments were recorded under these arrangements for the three months ended March 31, 2025 or the three and six months ended March 31, 2024.
In connection with transactions noted above, the Company owed $9.5 million and $6.0 million as recorded within accounts payable as of March 31, 2025 and September 30, 2024, respectively. Additionally, the Company had less than $0.1 million recorded within accounts receivable as of March 31, 2025. No amounts were recorded within accounts receivable as of September 30, 2024.
In connection with the Tax Receivable Agreement, the Company owed $36.4 million and $36.2 million as recorded within current portion of tax receivable agreement liability and tax receivable agreement liability on the unaudited condensed consolidated balance sheets at March 31, 2025 and September 30, 2024, respectively. See further discussion of our Tax Receivable Agreement in Note 13.
17.    Segment Information
We report our operations through two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.
Reportable segment financial information for the three and six months ended March 31, 2025 and 2024 are as follows:

Table of Content

	As of and for the Three Months Ended March 31, 2025
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$446,422	$37,231	$(132)	$483,521
Income (loss) from operations	17,767	(1,471)	(25)	16,271

Depreciation and amortization	3,597	2,574	—	6,171
Transaction costs	376	1	—	377
Change in fair value of contingent consideration	66	—	—	66
Restructuring and impairment	—	388	—	388

Total assets	1,418,609	225,070	(15)	1,643,664

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$450,209	$38,181	$(69)	$488,321
Income (loss) from operations	14,944	(1,084)	(5)	13,855

Depreciation and amortization	3,066	2,498	—	5,564
Transaction costs	104	41	—	145
Change in fair value of contingent consideration	3,132	—	—	3,132
Restructuring and impairment	10,699	1,148	—	11,847

Total assets	1,473,755	238,862	(3)	1,712,614

	As of and for the Six Months Ended March 31, 2025
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$794,092	$65,420	$(177)	$859,335
Income (loss) from operations	20,788	(6,453)	(37)	14,298

Depreciation and amortization	7,085	5,123	—	12,208
Transaction costs	888	48	—	936
Change in fair value of contingent consideration	308	—	—	308
Restructuring and impairment	1,155	1,131	—	2,286

Total assets	1,418,609	225,070	(15)	1,643,664

	As of and for the Six Months Ended March 31, 2024
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$781,816	$70,647	$(129)	$852,334
Income (loss) from operations	21,887	(1,549)	(12)	20,326

Depreciation and amortization	5,968	4,502	—	10,470
Transaction costs	544	180	—	724
Change in fair value of contingent consideration	3,704	—	—	3,704
Restructuring and impairment	10,699	1,148	—	11,847

Total assets	1,473,755	238,862	(3)	1,712,614

Table of Content
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements”, below in "Risk Factors" and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 10, 2024, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 98 dealerships, 9 distribution centers/warehouses and multiple online marketplaces as of March 31, 2025. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem, LLC (f/k/a Ocean Bio-Chem, Inc. ("Ocean Bio-Chem")) significantly expanded our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
We report our operations through two reportable segments: Dealerships and Distribution.
As of March 31, 2025, the Dealerships segment includes operations of 98 dealerships in 17 states including Florida, Texas, Alabama and Georgia, among others, and represents 92% of revenues for the three and six months ended March 31, 2025. The Dealerships segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2024, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of March 31, 2025, the Distribution segment includes the activity of three of our fully-owned businesses, Central Assets & Operations, LLC d/b/a PartsVu, Ocean Bio-Chem and its subsidiaries and T-H Marine and its subsidiaries, which together operate 9 distribution centers/warehouses in Alabama, Florida, Oklahoma, and Indiana and represents 8% of revenues for the three and six months ended March 31, 2025. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 82 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 35 acquisitions. Our current portfolio as of March 31, 2025 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

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
Trends and Other Factors Impacting Our Performance
Acquisitions
We are a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 82 additional dealerships through 30 dealer group acquisitions. Our team remains focused on expanding our dealership growth in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. In addition to dealership acquisitions, the Company has strategically acquired parts and accessories companies as part of our growth and diversification strategy. We have acquired 12 distribution centers and warehouses through the acquisition of 5 parts and accessories companies. We plan to continue to strategically evaluate and complete acquisitions moving forward.
We have an extensive acquisition track record within the retail marine industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. Our strategy is to acquire dealerships at attractive EBITDA multiples and then grow same-store sales while benefiting from cost-reducing synergies. Historically, we have typically acquired dealerships for less than 4.0x EBITDA on a trailing twelve-month basis and believe that we will be able to continue to make attractive acquisitions within this range. With the expansion of our Distribution segment, we may look to acquire additional parts and accessories manufacturing and distribution companies. Historically, we have acquired manufacturing and distribution companies within a range of 5.0x – 10.0x EBITDA on a trailing twelve-month basis, depending on the size of the business.
General Economic Conditions
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of higher interest rates or inflation, increases to tariff or duty rates, supply chain constraints, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable. The imposition of tariffs on foreign goods and services, as well as any retaliatory tariffs on U.S. good and services, could increase the price of supplies and materials we rely on to conduct our business, and, thus, negatively impact our operating results. Economic conditions in areas in which we operate dealerships, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, tornadoes, and other storms, environmental conditions, and global public health concerns and events have and could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.
Our business was significantly impacted during the recessionary period that began in 2007. This period of weakness in consumer spending and depressed economic conditions had a substantial negative effect on our operating results. In response to these conditions we reduced our inventory purchases, closed certain dealerships and reduced headcount. Additionally, in an effort to counteract the downturn, we increased our focus on pre-owned sales, parts and repair services, and finance & insurance services. As a result, we surpassed our pre-recession sales levels in less than 24 months. While we believe the measures we took significantly reduced the impact of the downturn on the business, we cannot guarantee similar results in the event of a future downturn. Additionally, we cannot predict the timing or length of unfavorable economic or industry conditions, including a downturn as a result of a global health crisis, rising interest rates, tariffs, inflation, or the extent to which they could adversely affect our operating results.
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

Table of Content
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the fiscal year ended September 30, 2024.
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 17.4% and 16.9% to revenue in the three months ended March 31, 2025 and 2024, respectively, and 18.1% and 17.8% to revenues in the six months ended March 31, 2025 and 2024, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 40.1% and 36.9% to gross profit in the three months ended March 31, 2025 and 2024, respectively, and 41.3% and 37.4% to gross profit in the six months ended March 31, 2025 and 2024, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through our Distribution segment) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
Fiscal 2025 Year-to-date Acquisitions
•Effective February 1, 2025, we acquired American Yacht Group, a full service marine retailer with two locations in Florida
The acquisition of American Yacht Group is partially reflected in our unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2025.
Fiscal Year 2024 Acquisitions
•Effective May 1, 2024, we acquired Garden State Yacht Sales, a full service marine retailer located in New Jersey
The acquisition of Garden State Yacht Sales is not reflected in our unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2024.
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

Table of Content
Results of Operations
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$309,500	64.0%	$327,306	67.0%	$(17,806)	-5.4%
Pre-owned boat	89,728	18.6%	78,648	16.1%	11,080	14.1%
Finance & insurance income	15,003	3.1%	14,730	3.0%	273	1.9%
Service, parts & other	69,290	14.3%	67,637	13.9%	1,653	2.4%
Total revenues	483,521	100.0%	488,321	100.0%	(4,800)	-1.0%

Gross Profit
New boat	50,283	10.4%	60,080	12.3%	(9,797)	-16.3%
Pre-owned boat	15,851	3.3%	15,865	3.2%	(14)	-0.1%
Finance & insurance	15,003	3.1%	14,730	3.0%	273	1.9%
Service, parts & other	29,274	6.1%	29,687	6.1%	(413)	-1.4%
Total gross profit	110,411	22.8%	120,362	24.6%	(9,951)	-8.3%

Selling, general and administrative expenses	87,791	18.2%	86,511	17.7%	1,280	1.5%
Depreciation and amortization	5,518	1.1%	4,872	1.0%	646	13.3%
Transaction costs	377	0.1%	145	—%	232	160.0%
Change in fair value of contingent consideration	66	—%	3,132	0.6%	(3,066)	-97.9%
Restructuring and impairment	388	0.1%	11,847	2.4%	(11,459)	-96.7%

Income from operations	16,271	3.4%	13,855	2.8%	2,416	17.4%

Interest expense – floor plan	7,504	1.6%	8,525	1.7%	(1,021)	-12.0%
Interest expense – other	9,100	1.9%	9,192	1.9%	(92)	-1.0%
Other expense (income), net	190	—%	2,493	0.5%	(2,303)	-92.4%
Net loss before income tax benefit	(523)	-0.1%	(6,355)	-1.3%	5,832	-91.8%
Income tax benefit	(148)	—%	(1,846)	-0.4%	1,698	-92.0%
Net loss	(375)	-0.1%	(4,509)	-0.9%	4,134	-91.7%
Net (income) attributable to non-controlling interests	—		—
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	7		540
Net loss attributable to OneWater Marine Inc.	$(368)		$(3,969)
Revenue
Overall, revenue decreased by $4.8 million, or 1.0%, to $483.5 million for the three months ended March 31, 2025 from $488.3 million for the three months ended March 31, 2024. Revenue decreased due to a decrease in unit sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Overall, the revenue decrease was attributable to a $17.8 million decrease in new boat sales, partially offset by an $11.1 million increase in pre-owned boat sales and a $1.7 million increase in service, parts & other sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
New Boat Sales
New boat sales decreased by $17.8 million, or 5.4%, to $309.5 million for the three months ended March 31, 2025 from $327.3 million for the three months ended March 31, 2024. The decrease was primarily attributable to the decrease in the unit sales, partially offset by an increase in average sales price.

Table of Content
Pre-owned Boat Sales
Pre-owned boat sales increased by $11.1 million, or 14.1%, to $89.7 million for the three months ended March 31, 2025 from $78.6 million for the three months ended March 31, 2024. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to the increase in both units sold and average unit price.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $0.3 million, or 1.9%, to $15.0 million for the three months ended March 31, 2025 from $14.7 million for the three months ended March 31, 2024. The increase was primarily due to an increase in penetration. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $1.7 million, or 2.4%, to $69.3 million for the three months ended March 31, 2025 from $67.6 million for the three months ended March 31, 2024. The increase in service, parts & other sales is primarily due to the Company's focus on increasing this higher margin business. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $37.2 million and $38.2 million for the three months ended March 31, 2025 and 2024, respectively.
Gross Profit
Overall, gross profit decreased by $10.0 million, or 8.3%, to $110.4 million for the three months ended March 31, 2025 from $120.4 million for the three months ended March 31, 2024. This decrease was primarily due to new and pre-owned boat pricing, including the impact of select brands the Company is exiting. Overall gross margin decreased 180 basis points to 22.8% for the three months ended March 31, 2025 from 24.6% for the three months ended March 31, 2024 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $9.8 million, or 16.3%, to $50.3 million for the three months ended March 31, 2025 from $60.1 million for the three months ended March 31, 2024. This decrease was due to the decrease in new boat revenues and gross profit margins. New boat gross profit margin was 16.2% for the three months ended March 31, 2025 as compared to 18.4% in the three months ended March 31, 2024. The decrease was primarily due to new boat pricing, including the impact of select brands the Company is exiting.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit remained flat at $15.9 million for the three months ended March 31, 2025 and 2024. Pre-owned boat gross profit margin was 17.7% and 20.2% for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross profit margin was primarily due to strategic pricing to drive sales growth and maintain a healthy level of inventory. The decrease in pre-owned boat gross profit margin was offset by the increase in pre-owned boat units sold and average unit price.
Finance & Insurance Gross Profit
Finance & insurance gross profit increased by $0.3 million, or 1.9% to $15.0 million for the three months ended March 31, 2025 from $14.7 million for the three months ended March 31, 2024. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $0.4 million, or 1.4%, to $29.3 million for the three months ended March 31, 2025 from $29.7 million for the three months ended March 31, 2024. The decrease in gross profit was primarily the result of the reduction in service, parts & other gross profit margin. Service, parts & other gross profit margin was 42.2% and 43.9% for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross profit margin was primarily due to a shift in mix towards parts which has a lower margin profile than service and our other offerings.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.3 million, or 1.5%, to $87.8 million for the three months ended March 31, 2025 from $86.5 million for the three months ended March 31, 2024. This increase was primarily due to the increase in cost of boat shows and the increase in administrative and fixed costs from inflationary pressures. Selling, general and administrative expenses as a percentage of revenue increased to 18.2% from 17.7% for the three months ended March 31, 2025 and 2024, respectively.

Table of Content
Depreciation and Amortization
Depreciation and amortization expense increased $0.6 million, or 13.3%, to $5.5 million for the three months ended March 31, 2025 compared to $4.9 million for the three months ended March 31, 2024. The increase in depreciation and amortization expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to an increase in intangible assets and property and equipment to support operations.
Transaction Costs
Transaction costs increased $0.2 million, or 160.0%, to $0.4 million for the three months ended March 31, 2025 compared to $0.1 million for the three months ended March 31, 2024 which is attributable to increased acquisition activity for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Change in Fair Value of Contingent Consideration
During the three months ended March 31, 2025, we recognized a charge of $0.1 million related to accretion of contingent consideration liabilities. During the three months ended March 31, 2024, we recognized a charge of $3.1 million related to updated forecasts and accretion of contingent consideration liabilities.
Restructuring and Impairment
During the three months ended March 31, 2024, we made proactive changes to better align our cost structure with the normalization of sales and margins and accordingly, recognized a loss of $11.8 million related to the restructuring plan. During the three months ended March 31, 2025, we recognized a loss of $0.4 million related to other various restructuring activities.
Income from Operations
Income from operations increased $2.4 million, or 17.4%, to $16.3 million for the three months ended March 31, 2025 compared to $13.9 million for the three months ended March 31, 2024. The increase was primarily attributable to the $11.5 million decrease in restructuring and impairment and the $3.1 million decrease in change in fair value of contingent consideration for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, partially offset by a $10.0 million decrease in gross profit and $1.3 million increase in selling, general and administrative expenses during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan decreased $1.0 million, or 12.0%, to $7.5 million for the three months ended March 31, 2025 compared to $8.5 million for the three months ended March 31, 2024. Floor plan related interest expense decreased primarily due to an decrease in the average inventory for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as well as the impact of our interest rate swaps for the three months ended March 31, 2025.
Interest Expense – Other
Interest expense – other decreased by $0.1 million, or 1.0%, to $9.1 million for the three months ended March 31, 2025 compared to $9.2 million for the three months ended March 31, 2024. The decrease in interest expense – other was primarily related to the impact of our interest rate swaps for the three months ended March 31, 2025.
Other Expense (Income), Net
Other expense (income), net decreased by $2.3 million, or 92.4%, to $0.2 million of expense for the three months ended March 31, 2025 compared to $2.5 million of expense for the three months ended March 31, 2024. The decrease was primarily related to tornado related expenses during the three months ended March 31, 2024.
Income Tax Benefit
Income tax benefit decreased by $1.7 million, or 92.0%, to $0.1 million for the three months ended March 31, 2025 compared to $1.8 million for the three months ended March 31, 2024. The change was primarily attributable to the 91.8% decrease in loss before income tax benefit for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Net Loss
Net loss decreased by $4.1 million to $0.4 million for the three months ended March 31, 2025 compared to $4.5 million for the three months ended March 31, 2024. The decrease was primarily attributable to the $2.4 million increase in income from operations, the $2.3 million decrease in other expense (income), net and the $1.0 million decrease in interest expense - floor plan, partially offset by the $1.7 million decrease in income tax benefit for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Table of Content
Results of Operations
Six Months Ended March 31, 2025, Compared to Six Months Ended March 31, 2024

	For the Six Months Ended March 31, 2025		For the Six Months Ended March 31, 2024		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$557,497	64.9%	$568,390	66.7%	$(10,893)	-1.9%
Pre-owned boat	146,526	17.1%	131,931	15.5%	14,595	11.1%
Finance & insurance income	24,403	2.8%	22,090	2.6%	2,313	10.5%
Service, parts & other	130,909	15.2%	129,923	15.2%	986	0.8%
Total revenues	859,335	100.0%	852,334	100.0%	7,001	0.8%

Gross Profit
New boat	87,159	10.1%	104,761	12.3%	(17,602)	-16.8%
Pre-owned boat	27,067	3.1%	27,802	3.3%	(735)	-2.6%
Finance & insurance	24,403	2.8%	22,090	2.6%	2,313	10.5%
Service, parts & other	55,836	6.5%	57,152	6.7%	(1,316)	-2.3%
Total gross profit	194,465	22.6%	211,805	24.9%	(17,340)	-8.2%

Selling, general and administrative expenses	166,851	19.4%	166,110	19.5%	741	0.4%
Depreciation and amortization	10,833	1.3%	9,094	1.1%	1,739	19.1%
Transaction costs	936	0.1%	724	0.1%	212	29.3%
Change in fair value of contingent consideration	308	—%	3,704	0.4%	(3,396)	-91.7%
Restructuring and impairment	1,239	0.1%	11,847	1.4%	(10,608)	-89.5%

Income from operations	14,298	1.7%	20,326	2.4%	(6,028)	-29.7%

Interest expense – floor plan	14,530	1.7%	16,337	1.9%	(1,807)	-11.1%
Interest expense – other	18,088	2.1%	18,344	2.2%	(256)	-1.4%
Other expense (income), net	1,077	0.1%	2,246	0.3%	(1,169)	-52.0%
Net loss before income tax benefit	(19,397)	-2.3%	(16,601)	-1.9%	(2,796)	16.8%
Income tax benefit	(5,410)	-0.6%	(4,122)	-0.5%	(1,288)	31.2%
Net loss	(13,987)	-1.6%	(12,479)	-1.5%	(1,508)	12.1%
Net (income) attributable to non-controlling interests	—		(119)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	1,648		1,459
Net loss attributable to OneWater Marine Inc.	$(12,339)		$(11,139)
Revenue
Overall, revenue increased by $7.0 million, or 0.8%, to $859.3 million for the six months ended March 31, 2025 from $852.3 million for the six months ended March 31, 2024. Revenue increased due to a slight increase in unit sales for the six months ended March 31, 2025 compared to the six months ended March 31, 2024. Overall the revenue increase was attributable to a $14.6 million increase in pre-owned boat sales and a $2.3 million increase in finance & insurance income for the six months ended March 31, 2025 compared to the six months ended March 31, 2024, partially offset by a $10.9 million decrease in new boat sales.
New Boat Sales
New boat sales decreased by $10.9 million, or 1.9%, to $557.5 million for the six months ended March 31, 2025 from $568.4 million for the six months ended March 31, 2024. The decrease was primarily attributable to the decrease in average sales price.

Table of Content
Pre-owned Boat Sales
Pre-owned boat sales increased by $14.6 million, or 11.1%, to $146.5 million for the six months ended March 31, 2025 from $131.9 million for the six months ended March 31, 2024. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to the increase in both units sold and average unit price.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $2.3 million, or 10.5%, to $24.4 million for the six months ended March 31, 2025 from $22.1 million for the six months ended March 31, 2024. The increase was primarily due to an increase in penetration. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $1.0 million, or 0.8%, to $130.9 million for the six months ended March 31, 2025 from $129.9 million for the six months ended March 31, 2024. The increase in service, parts & other sales is primarily due to the increase in new and pre-owned revenue. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $65.4 million and $70.6 million for the six months ended March 31, 2025 and 2024, respectively.
Gross Profit
Overall, gross profit decreased by $17.3 million, or 8.2%, to $194.5 million for the six months ended March 31, 2025 from $211.8 million for the six months ended March 31, 2024. This decrease was primarily due to new and pre-owned boat pricing, including the impact of select brands the Company is exiting. Overall gross margin decreased 230 basis points to 22.6% for the six months ended March 31, 2025 from 24.9% for the six months ended March 31, 2024 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $17.6 million, or 16.8%, to $87.2 million for the six months ended March 31, 2025 from $104.8 million for the six months ended March 31, 2024. This decrease was primarily due to the decrease in new boat gross profit margins. New boat gross profit margin was 15.6% for the six months ended March 31, 2025 as compared to 18.4% in the six months ended March 31, 2024. The decrease was primarily due to new boat pricing, including the impact of select brands the Company is exiting.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $0.7 million, or 2.6%, to $27.1 million for the six months ended March 31, 2025 from $27.8 million for the six months ended March 31, 2024. This decrease was due to the decrease in pre-owned boat gross profit margins, partially offset by the increase in pre-owned boat sales. Pre-owned boat gross profit margin was 18.5% and 21.1% for the six months ended March 31, 2025 and 2024, respectively. The decrease was primarily due to strategic pricing to drive sales growth and maintain a healthy level of inventory.
Finance & Insurance Gross Profit
Finance & insurance gross profit increased by $2.3 million, or 10.5%, to $24.4 million for the six months ended March 31, 2025 from $22.1 million for the six months ended March 31, 2024. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $1.3 million, or 2.3%, to $55.8 million for the six months ended March 31, 2025 from $57.2 million for the six months ended March 31, 2024. The decrease in gross profit was primarily due to reduced leverage of overhead costs for the Distribution segment. Service, parts & other gross profit margin was 42.7% and 44.0% for the six months ended March 31, 2025 and 2024, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.7 million, or 0.4%, to $166.9 million for the six months ended March 31, 2025 from $166.1 million for the six months ended March 31, 2024. This increase was primarily due to inflationary pressures on administrative and fixed costs, partially offset by savings from restructuring activities. Selling, general and administrative expenses as a percentage of revenue remained flat at 19.4% and 19.5% for the six months ended March 31, 2025 and 2024, respectively.

Table of Content
Depreciation and Amortization
Depreciation and amortization expense increased by $1.7 million, or 19.1%, to $10.8 million for the six months ended March 31, 2025 compared to $9.1 million for the six months ended March 31, 2024. The increase in depreciation and amortization expense for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 was primarily attributable to an increase in intangible assets and property and equipment to support operations.
Transaction Costs
Transaction costs increased to $0.9 million for the six months ended March 31, 2025 compared to $0.7 million for the six months ended March 31, 2024, which is attributable to similar acquisition activity for the six months ended March 31, 2025 and 2024.
Change in Fair Value of Contingent Consideration
During the six months ended March 31, 2025, we recognized expense of $0.3 million related to accretion of contingent consideration liabilities. During the six months ended March 31, 2024, we recognized expense of $3.7 million related to updated forecasts and accretion of contingent consideration liabilities.
Restructuring and impairment
During the six months ended March 31, 2024, we made proactive changes to better align our cost structure with the normalization of sales and margins and accordingly, recognized a loss of $11.8 million related to the restructuring plan. During the six months ended March 31, 2025, we recognized a loss of $2.3 million related to other various restructuring activities, of which $1.2 million was recorded in restructuring and impairment and $1.1 million was recorded in new boat cost of sales in the unaudited consolidated statement of operations.
Income from Operations
Income from operations decreased $6.0 million, or 29.7%, to $14.3 million for the six months ended March 31, 2025 compared to $20.3 million for the six months ended March 31, 2024. The decrease was primarily attributable to the $17.3 million decrease in gross profit and the $1.7 million increase in depreciation and amortization for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024, partially offset by a $10.6 million decrease in restructuring and impairment and a $3.4 million decrease in the change in fair value of contingent consideration during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan decreased $1.8 million, or 11.1%, to $14.5 million for the six months ended March 31, 2025 compared to $16.3 million for the six months ended March 31, 2024. Floor plan related interest expense decreased primarily due to an decrease in the average inventory for the six months ended March 31, 2025 compared to the six months ended March 31, 2024, as well as the impact of our interest rate swaps for the six months ended March 31, 2025.
Interest Expense – Other
Interest expense – other decreased by $0.3 million, or 1.4%, to $18.1 million for the six months ended March 31, 2025 compared to $18.3 million for the six months ended March 31, 2024. The decrease in interest expense – other was primarily related to the impact of our interest rate swaps for the six months ended March 31, 2025.
Other Expense (Income), Net
Other expense (income), net decreased by $1.2 million, or 52.0%, to $1.1 million of expense for the six months ended March 31, 2025 compared to $2.2 million of expense for the six months ended March 31, 2024. The decrease was primarily related to a decrease in expenses from weather events during the six months ended March 31, 2025.
Income Tax Benefit
Income tax benefit increased by $1.3 million, or 31.2%, to $5.4 million for the six months ended March 31, 2025 compared to $4.1 million for the six months ended March 31, 2024. The change was primarily attributable to the 16.8% increase in loss before income tax benefit for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024.
Net Loss
Net loss increased by $1.5 million to $14.0 million for the six months ended March 31, 2025 compared to $12.5 million for the six months ended March 31, 2024. The increase was primarily attributable to the $6.0 million decrease in income from operations, partially offset by the $1.8 million decrease in interest expense - floor plan, the $1.2 million decrease in other expense (income), net and the $1.3 million increase in income tax benefit for the six months ended March 31, 2025 compared to the six months ended March 31, 2024.

Table of Content
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
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
($ in thousands)	2025	2024	Change
Net loss	$(375)	$(4,509)	$4,134
Interest expense – other	9,100	9,192	(92)
Income tax benefit	(148)	(1,846)	1,698
Depreciation and amortization	6,171	5,564	607
Stock-based compensation	2,088	2,277	(189)
Change in fair value of contingent consideration	66	3,132	(3,066)
Transaction costs	377	145	232
Restructuring and impairment	388	11,847	(11,459)
Other expense (income), net	190	2,493	(2,303)
Adjusted EBITDA	$17,857	$28,295	$(10,438)
Adjusted EBITDA was $17.9 million for the three months ended March 31, 2025 compared to $28.3 million for the three months ended March 31, 2024. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Six Months Ended March 31, 2025, Compared to Six Months Ended March 31, 2024

	Six Months Ended March 31,
($ in thousands)	2025	2024	Change
Net loss	$(13,987)	$(12,479)	$(1,508)
Interest expense – other	18,088	18,344	(256)
Income tax benefit	(5,410)	(4,122)	(1,288)
Depreciation and amortization	12,208	10,470	1,738
Stock-based compensation	4,258	4,669	(411)
Change in fair value of contingent consideration	308	3,704	(3,396)
Transaction costs	936	724	212
Restructuring and impairment	2,286	11,847	(9,561)
Other expense (income), net	1,077	2,246	(1,169)
Adjusted EBITDA	$19,764	$35,403	$(15,639)
Adjusted EBITDA was $19.8 million for the six months ended March 31, 2025 compared to $35.4 million for the six months ended March 31, 2024. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit, partially offset by the decrease in interest expense - floor plan for the six months ended March 31, 2025 compared to the six months ended March 31, 2024.
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
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024.

	Three Months Ended March 31,
Description	2025	2024	Change
	($ in thousands)
Net loss attributable to OneWater Marine Inc.	$(368)	$(3,969)	$3,601
Transaction costs	377	145	232
Intangible amortization	2,148	2,078	70
Change in fair value of contingent consideration	66	3,132	(3,066)
Restructuring and impairment	388	11,847	(11,459)
Other expense (income), net	190	2,493	(2,303)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(54)	(1,773)	1,719
Adjustments to income tax benefit (2)	(716)	(4,122)	3,406
Adjusted net income attributable to OneWater Marine Inc.	$2,031	$9,831	$(7,800)

Net loss per share of Class A common stock - diluted	$(0.02)	$(0.27)	$0.25
Transaction costs	0.02	0.01	0.01
Intangible amortization	0.13	0.14	(0.01)
Change in fair value of contingent consideration	—	0.22	(0.22)
Restructuring and impairment	0.02	0.81	(0.79)
Other expense (income), net	0.01	0.17	(0.16)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(0.12)	0.12
Adjustments to income tax benefit (2)	(0.04)	(0.28)	0.24
Adjustment for dilutive shares (3)	0.01	(0.01)	0.02
Adjusted earnings per share of Class A common stock - diluted	$0.13	$0.67	$(0.54)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an estimated effective tax rate.
(3) Represents an adjustment for shares that are anti-dilutive for GAAP earnings per share but are dilutive for adjusted earnings per share.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $2.0 million and $0.13, respectively, for the three months ended March 31, 2025 compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share of $9.8 million and $0.67, respectively, for the three months ended March 31, 2024. The decrease in Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. resulted from the decrease in gross profit for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in Adjusted Diluted Earnings (Loss) Per Share resulted from the decrease in Adjusted Net Income (Loss) Attributable to OneWater Marine Inc.

Table of Content

Six Months Ended March 31, 2025, Compared to Six Months Ended March 31, 2024.

	Six Months Ended March 31,
Description	2025	2024	Change
	($ in thousands)
Net loss attributable to OneWater Marine Inc.	$(12,339)	$(11,139)	$(1,200)
Transaction costs	936	724	212
Intangible amortization	4,270	3,657	613
Change in fair value of contingent consideration	308	3,704	(3,396)
Restructuring and impairment	2,286	11,847	(9,561)
Other expense (income), net	1,077	2,246	(1,169)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(568)	(1,996)	1,428
Adjustments to income tax benefit (2)	(1,911)	(4,642)	2,731
Adjusted net (loss) income attributable to OneWater Marine Inc.	$(5,941)	$4,401	$(10,342)

Net loss per share of Class A common stock - diluted	$(0.80)	$(0.77)	$(0.03)
Transaction costs	0.06	0.05	0.01
Intangible amortization	0.28	0.25	0.03
Change in fair value of contingent consideration	0.02	0.26	(0.24)
Restructuring and impairment	0.15	0.81	(0.66)
Other expense (income), net	0.07	0.15	(0.08)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.04)	(0.14)	0.10
Adjustments to income tax benefit (2)	(0.12)	(0.32)	0.20
Adjusted (loss) earnings per share of Class A common stock - diluted	$(0.38)	$0.29	$(0.67)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an estimated effective tax rate.
Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share were $5.9 million and $0.38, respectively, for the six months ended March 31, 2025 compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share of $4.4 million and $0.29, respectively, for the six months ended March 31, 2024. The decrease in Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. resulted from the decrease in gross profit, partially offset by the decrease in interest expense - floor plan for the six months ended March 31, 2025, each as compared to the six months ended March 31, 2024. The decrease in Adjusted Diluted Earnings (Loss) Per Share resulted from the decrease in Adjusted Net Income (Loss) Attributable to OneWater Marine Inc.
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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. For the reporting period ended March 31, 2025, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Six Months Ended March 31, 2025 and 2024
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended March 31,
($ in thousands)	2025	2024	Change
Net cash used in operating activities	$(8,981)	$(86,328)	$77,347
Net cash (used in) provided by investing activities	(6,620)	29,775	(36,395)
Net cash provided by financing activities	63,818	21,433	42,385
Effect of exchange rate changes on cash and restricted cash	(1)	(5)	4
Net change in cash	$48,216	$(35,125)	$83,341
Operating Activities. Net cash used in operating activities was $9.0 million for the six months ended March 31, 2025 compared to net cash used in operating activities of $86.3 million for the six months ended March 31, 2024. The $77.3 million decrease in cash used in operating activities was primarily attributable to a $66.2 million decrease in the change in inventory, a $22.9 million decrease in the change in accounts receivable and a $11.6 million increase in the change in prepaid expenses and other current assets, partially offset by a $13.4 million increase in the change in customer deposits and a $7.9 million decrease in deferred income tax provision for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024.
Investing Activities. Net cash used in investing activities was $6.6 million for the six months ended March 31, 2025 compared to net cash provided by investing activities of $29.8 million for the six months ended March 31, 2024. The $36.4 million increase in cash used in investing activities was primarily attributable to a $45.1 million decrease in proceeds from the disposal of a business, partially offset by a $7.5 million decrease in cash used in purchases of property and equipment for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024.

Table of Content
Financing Activities. Net cash provided by financing activities was $63.8 million for the six months ended March 31, 2025 compared to net cash provided by financing activities of $21.4 million for the six months ended March 31, 2024. The $42.4 million increase in financing cash flow was primarily attributable to the $18.8 million payment to purchase the non-controlling interest of Quality Assets & Operations, LLC during the six months ended March 31, 2024 and a $41.6 million decrease in payments on long-term debt, partially offset by a $25.0 million decrease in net borrowings from floor plan during the six months ended March 31, 2025 as compared to the six months ended March 31, 2024.
Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no share repurchases during the six months ended March 31, 2025. The Company has $48.1 million remaining under the share repurchase program.
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
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants for the reporting period ended March 31, 2025.
Inventory Financing Facility
On November 14, 2023, we entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, restated, supplemented or otherwise modified, the “Inventory Financing Facility”) with certain of our subsidiaries, Wells Fargo Commercial Distribution Finance, LLC ("Wells Fargo") and the other lender parties thereto. On November 13, 2024, we entered into the Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement with Wells Fargo and other lenders party thereto which, (i) modified certain definitions, terms and conditions, (ii) adjusted the minimum fixed charge coverage ratio, (iii) adjusted the maximum funded debt to EBITDA ratio, (iv) established a new minimum liquidity measure, (v) allowed for certain swap transactions to mitigate risk in the ordinary course of business, and (vi) reduced the maximum borrowing capacity from $650 million to $595 million. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers. The Inventory Financing Facility expires on March 1, 2026.

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
As of March 31, 2025 and September 30, 2024, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $509.0 million and $443.4 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the six months ended March 31, 2025 and the year ended September 30, 2024, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 5.8% and 6.6%, respectively. As of March 31, 2025 and September 30, 2024, our additional available borrowings under our Inventory Financing Facility were $86.0 million and $206.6 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. For the reporting period ended March 31, 2025, we were in compliance with all covenants under the Inventory Financing Facility.
Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have from time to time entered into notes payable agreements with the acquired entities to finance these acquisitions. As of March 31, 2025, we have no indebtedness associated with acquisition notes payable.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $100,000, and mature on dates between May 2025 to February 2030. As of March 31, 2025, we had $2.1 million outstanding under the commercial vehicles notes payable.
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

Table of Content
As of March 31, 2025 and September 30, 2024, our liability under the Tax Receivable Agreement was $40.8 million and $40.6 million, respectively. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to TRA Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due; generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on the $309.0 million balance under the Inventory Financing Facility that is not covered by interest rate swaps as of March 31, 2025, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $3.1 million. This hypothetical change does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on the $231.4 million outstanding balance that is not covered by interest rate swaps as of March 31, 2025, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.3 million.
As part of our strategy to mitigate the exposure risk to fluctuations in interest rates for our Inventory Financing Facility and A&R Credit Facility, we may enter into various interest rate swap agreements. As of March 31, 2025, we had two interest rate swap agreements with a combined notional amount of $400.0 million. The swaps are designed to provide a hedge against the changes in variable cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. All of our interest rates swaps qualify for cash flow hedge accounting. The following table provides information regarding our interest rate swaps as of March 31, 2025:

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assess the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company as of March 31, 2025, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company's financial condition, liquidity or results of operations.
Item 1A.    Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 10, 2024, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 10, 2024 other than as described below.

We are subject to risks associated with international trade policies, including tariffs and other restrictions, which could increase our costs, disrupt our supply chain, or otherwise adversely affect our business, financial condition and results of operations.

We source certain boats, components, and parts used in both the sale and service of boats from foreign manufacturers and suppliers, either directly or through our manufacturer partners. This includes fully assembled boats manufactured outside of the United States, component parts integrated into boats manufactured domestically, and parts used in post-sale servicing, warranty work, and aftermarket sales. Our Distribution segment, which includes the sale of marine parts and accessories through our network of retail and wholesale channels, also sources a portion of its inventory from international suppliers or contains components manufactured abroad. As a result, our business and operations are subject to risks associated with international trade, including changes in U.S. or foreign government policies, tariffs, duties, import restrictions, export restrictions, sanctions, or other trade barriers.

Tariffs or other governmental actions that limit trade with certain foreign countries, particularly those that supply boats, components, or aftermarket parts, could increase our procurement and manufacturing costs, delay delivery timelines, and limit the availability of critical inventory. For example, tariffs imposed on boats manufactured in Europe or parts sourced from Asia could materially increase the cost of certain units or product categories or render specific product lines less competitive in the U.S. market. Even where boats are manufactured in the U.S., many rely on imported components, and tariffs on those inputs could increase costs for our manufacturing partners, which may in turn be passed on to us through price increases. Likewise, our Distribution segment could experience similar margin compression or inventory shortfalls if costs increase or global supply chain availability declines.

Additionally, uncertainty surrounding U.S. trade policy, including the potential for retaliatory tariffs or escalating trade disputes, may create volatility in pricing or lead to disruptions in the flow of goods. If our suppliers are unable to absorb increased costs or if we are unable to pass those costs on to customers without negatively impacting demand, our gross margins and overall profitability could be adversely affected. Any material disruption to our ability to source boats, components, or parts in a timely or cost-effective manner—whether for new sales, warranty obligations, or aftermarket and distribution operations—could have a material adverse effect on our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Exchange Act, including, to the extent practicable or advisable, Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended March 31, 2025. The Company has $48.1 million remaining under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.

Table of Content
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

May 2, 2025