Form 10-Q
period 2025-06-30
OneWater Marine Inc.
filed 2025-08-01
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 16,370,425 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of July 21, 2025.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

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

Table of Content
PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash	$70,146	$16,849
Restricted cash	11,760	10,488
Accounts receivable, net	79,472	73,269
Inventories	517,093	590,838
Prepaid expenses and other current assets	61,491	85,922
Total current assets	739,962	777,366
Property and equipment, net	92,005	93,224
Operating lease right-of-use assets	131,625	138,829
Other long-term assets	2,352	1,299
Deferred tax assets, net	37,998	37,278
Intangible assets, net	199,885	205,391
Goodwill	336,602	336,602
Total assets	$1,540,429	$1,589,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,452	$32,106
Other payables and accrued expenses	44,170	42,116
Customer deposits	33,916	63,955
Notes payable – floor plan	435,777	443,386
Current portion of operating lease liabilities	16,468	15,704
Current portion of long-term debt, net	37,970	7,874
Current portion of tax receivable agreement liability	2,578	2,578
Total current liabilities	603,331	607,719
Other long-term liabilities	5,669	12,563
Tax receivable agreement liability	38,245	38,019
Long-term operating lease liabilities	118,458	126,001
Long-term debt, net	381,497	414,934
Total liabilities	1,147,200	1,199,236
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 16,313,115 and 14,686,696 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	163	147
Class B common stock, $0.01 par value, 10,000,000 shares authorized, no shares and 1,429,940 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	—	14
Additional paid-in capital	235,440	202,921
Retained earnings	157,995	159,625
Accumulated other comprehensive income (loss)	(369)	(1,897)
Total stockholders’ equity attributable to OneWater Marine Inc.	393,229	360,810
Equity attributable to non-controlling interests	—	29,943
Total stockholders’ equity	393,229	390,753
Total liabilities and stockholders’ equity	$1,540,429	$1,589,989

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues:
New boat	$326,134	$333,162	$883,631	$901,552
Pre-owned boat	125,941	106,889	272,467	238,820
Finance & insurance income	17,782	17,932	42,185	40,022
Service, parts & other	83,007	84,458	213,916	214,381
Total revenues	552,864	542,441	1,412,199	1,394,775

Cost of sales:
New boat	274,184	276,440	744,522	740,069
Pre-owned boat	103,406	84,626	222,865	188,755
Service, parts & other	46,611	48,770	121,684	121,541
Total cost of sales	424,201	409,836	1,089,071	1,050,365

Selling, general and administrative expenses	92,138	87,059	258,989	253,169
Depreciation and amortization	5,593	5,091	16,426	14,185
Transaction costs	175	242	1,111	966
Change in fair value of contingent consideration	144	214	452	3,918
Restructuring and impairment	234	—	1,473	11,847
Income from operations	30,379	39,999	44,677	60,325

Other expense (income):
Interest expense – floor plan	7,340	9,290	21,870	25,627
Interest expense – other	9,041	9,008	27,129	27,352
Other (income) expense, net	(224)	(1,357)	853	889
Total other expense, net	16,157	16,941	49,852	53,868
Net income (loss) before income tax expense (benefit)	14,222	23,058	(5,175)	6,457
Income tax expense (benefit)	3,507	6,344	(1,903)	2,222
Net income (loss)	10,715	16,714	(3,272)	4,235
Net (income) attributable to non-controlling interests	—	—	—	(119)
Net (income) loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—	(2,031)	1,648	(572)
Net income (loss) attributable to OneWater Marine Inc.	$10,715	$14,683	$(1,624)	$3,544

Net earnings (loss) per share of Class A common stock – basic	$0.66	$1.01	$(0.10)	$0.24
Net earnings (loss) per share of Class A common stock – diluted	$0.65	$0.99	$(0.10)	$0.24

Basic weighted-average shares of Class A common stock outstanding	16,313	14,593	15,700	14,571
Diluted weighted-average shares of Class A common stock outstanding	16,444	14,891	15,700	14,835

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$10,715	$16,714	$(3,272)	$4,235
Other comprehensive income (loss):
Foreign currency translation adjustment	(47)	6	(48)	1
Change in fair value of interest rate swaps, net of reclassification adjustment	(2,003)	—	1,510	—
Income tax benefit associated with other comprehensive income items	496	—	252	—
Comprehensive income (loss)	9,161	16,720	(1,558)	4,236
Net (income) attributable to non-controlling interests	—	—	—	(119)
Net (income) loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—	(2,031)	1,648	(572)
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	(1)	(2)	—
Change in fair value of interest rate swaps, net of reclassification adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	—	(574)	—
Income tax expense associated with other comprehensive income items attributable to non-controlling interest of One Water Marine Holdings, LLC	—	—	87	—
Comprehensive income (loss) attributable to OneWater Marine Inc.	$9,161	$14,688	$(399)	$3,545

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2024	14,687	$147	1,430	$14	$202,921	$159,625	$29,943	$(1,897)	$390,753
Net loss	—	—	—	—	—	(11,971)	(1,641)	—	(13,612)
Shares issued upon vesting of equity-based awards, net of tax withholding	160	1	—	—	(1,824)	—	—	—	(1,823)
Equity-based compensation	—	—	—	—	2,170	—	—	—	2,170
Currency translation adjustment	—	—	—	—	—	—	2	18	20
Change in fair value of interest rate swaps, net of reclassification adjustment and $1.2 million tax expense	—	—	—	—	—	—	537	5,573	6,110
Balance at December 31, 2024	14,847	$148	1,430	$14	$203,267	$147,654	$28,841	$3,694	$383,618
Net loss	—	—	—	—	—	(368)	(7)	—	(375)
Distributions to members	—	—	—	—	—	—	(186)	—	(186)
Exchange of B shares for A shares	1,430	14	(1,430)	(14)	28,295	—	(28,598)	303	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,203)	—	—	—	(1,203)
Shares issued as part of employee stock purchase plan	36	1	—	—	534	—	—	—	535
Equity-based compensation	—	—	—	—	2,088	—	—	—	2,088
Currency translation adjustment	—	—	—	—	—	—	—	(21)	(21)
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.9 million tax benefit	—	—	—	—	—	—	(50)	(2,791)	(2,841)
Balance at March 31, 2025	16,313	$163	—	$—	$232,981	$147,286	$—	$1,185	$381,615
Net income	—	—	—	—	—	10,715	—	—	10,715
Distributions to members	—	—	—	—	—	(6)	—	—	(6)
Equity-based compensation	—	—	—	—	2,459	—	—	—	2,459
Currency translation adjustment	—	—	—	—	—	—	—	(47)	(47)
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.5 million tax benefit	—	—	—	—	—	—	—	(1,507)	(1,507)
Balance at June 30, 2025	16,313	$163	—	$—	$235,440	$157,995	$—	$(369)	$393,229

Table of Content

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2023	14,420	$144	1,430	$14	$193,018	$165,432	$55,469	$1	$414,078
Net loss	—	—	—	—	—	(7,170)	(800)	—	(7,970)
Distributions to members	—	—	—	—	—	—	(3,789)	—	(3,789)
Purchase of non-controlling interest	—	—	—	—	716	—	(19,556)	—	(18,840)
Shares issued upon vesting of equity-based awards, net of tax withholding	124	1	—	—	(1,553)	—	—	—	(1,552)
Equity-based compensation	—	—	—	—	2,392	—	—	—	2,392
Currency translation adjustment	—	—	—	—	—	—	(1)	(8)	(9)
Balance at December 31, 2023	14,544	$145	1,430	$14	$194,573	$158,262	$31,323	$(7)	$384,310
Net loss	—	—	—	—	—	(3,969)	(540)	—	(4,509)
Distributions to members	—	—	—	—	—	(3)	(8)	—	(11)
Shares issued upon vesting of equity-based awards, net of tax withholding	24	—	—	—	(331)	—	—	—	(331)
Shares issued as part of employee stock purchase plan	25	1	—	—	731	—	—	—	732
Equity-based compensation	—	—	—	—	2,277	—	—	—	2,277
Currency translation adjustment	—	—	—	—	—	—	—	4	4
Balance at March 31, 2024	14,593	$146	1,430	$14	$197,250	$154,290	$30,775	$(3)	$382,472
Net income	—	—	—	—	—	14,683	2,031	—	16,714
Distributions to members	—	—	—	—	—	—	(1,099)	—	(1,099)
Equity-based compensation	—	—	—	—	2,256	—	—	—	2,256
Currency translation adjustment	—	—	—	—	—	—	1	5	6
Balance at June 30, 2024	14,593	$146	1,430	$14	$199,506	$168,973	$31,708	$2	$400,349

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the Nine Months Ended June 30	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,272)	$4,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,509	16,255
Equity-based awards	6,717	6,925
Loss (gain) on asset disposals	248	(35)
Non-cash interest expense	3,393	2,667
Deferred income tax provision	(1,446)	1,611
Change in fair value of contingent consideration	452	1,788
Loss on equity investment	73	173
(Increase) decrease in assets:
Accounts receivable	(3,373)	(32,062)
Inventories	71,810	17,865
Prepaid expenses and other current assets	24,924	(1,591)
Other assets	(1,125)	4,593
Increase (decrease) in liabilities:
Accounts payable	346	(4,056)
Other payables and accrued expenses	(1,210)	(2,373)
Customer deposits	(34,226)	(8,488)
Net cash provided by operating activities	81,820	7,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(9,297)	(21,747)
Proceeds from disposal of property and equipment	373	695
Cash used for additions to intangible assets	(530)	(760)
Cash received (used) in acquisitions	713	(5,712)
Proceeds from disposal of a business	—	45,100
Net cash (used in) provided by investing activities	(8,741)	17,576

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	(7,610)	(2,477)
Proceeds from long-term debt	21,046	36,593
Payments on long-term debt	(27,064)	(69,107)
Payments of debt issuance costs	(935)	(695)
Payments of contingent consideration	(2,419)	(5,888)
Payments of tax withholdings for equity-based awards	(1,823)	(1,883)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	535	732
Distributions to members	(192)	(4,899)
Purchase of non-controlling interest	—	(18,840)
Net cash used in financing activities	(18,462)	(66,464)

Effects of exchange rate changes on cash and restricted cash	(48)	1

Net change in cash and restricted cash	54,569	(41,380)
Cash and restricted cash at beginning of period	27,337	93,310
Cash and restricted cash at end of period	$81,906	$51,930

Supplemental cash flow disclosures:
Cash paid for interest	$46,132	$50,312
Cash (received) paid for income taxes and income tax refunds	(5,842)	5,828

Noncash items:
Purchase of property and equipment funded by long-term debt	219	156
Right-of-use assets obtained in exchange for new operating lease liabilities	6,023	19,857

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of June 30, 2025, the Company operates a total of 97 retail locations, 9 distribution centers/warehouses and multiple online marketplaces in 19 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 42.4% and 42.7% of total sales for the nine months ended June 30, 2025 and 2024, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 13.1% and 13.7% of our consolidated revenue for the nine months ended June 30, 2025 and 2024, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, whether directly or indirectly, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and, prior to the redemption of all outstanding OneWater LLC units and shares of Class B common stock of OneWater Inc, historically reported non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which reduced net income (loss) attributable to OneWater Inc’s Class A stockholders. As of June 30, 2025, OneWater Inc owned 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report any non-controlling interest related to OneWater LLC Units.
Commencing December 31, 2021, the Company owned 80% of the economic interest of Quality Assets and Operations, LLC, over which the Company exercised control and the minority interest in this subsidiary was recorded accordingly. On October 31, 2023, the Company acquired the remaining 20% of the economic interest and, as a result, owns 100% of Quality Assets and Operations, LLC.

Table of Content
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
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2025 and September 30, 2024, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk. Total cash and restricted cash shown in the unaudited condensed consolidated statements of cash flows is comprised of the amounts reported in cash and restricted cash on the unaudited condensed consolidated balance sheets.
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
Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.8 million and $4.2 million as of June 30, 2025 and September 30, 2024, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2025 and 2024.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the three and nine months ended June 30, 2025 and 2024 is as follows:

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Beginning contract liability	$49,667	$46,536
Revenue recognized from contract liabilities included in the beginning balance	(34,891)	(29,787)
Increases due to cash received, net of amounts recognized in revenue during the period	19,140	26,679
Ending contract liability	$33,916	$43,428

($ in thousands)	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Beginning contract liability	$63,955	$51,649
Revenue recognized from contract liabilities included in the beginning balance	(57,896)	(47,967)
Increases due to cash received, net of amounts recognized in revenue during the period	27,857	39,746
Ending contract liability	$33,916	$43,428
The following table sets forth percentages on the timing of revenue recognition for the three and nine months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Goods and services transferred at a point in time	94.1%	94.2%
Goods and services transferred over time	5.9%	5.8%
Total Revenue	100.0%	100.0%

Table of Content

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Goods and services transferred at a point in time	93.9%	94.0%
Goods and services transferred over time	6.1%	6.0%
Total Revenue	100.0%	100.0%
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
Derivative and Hedging Instruments
The Company utilizes derivative financial instruments to manage its interest rate risk. The types of risks hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. The Company documents the management strategy and assesses hedge effectiveness at inception and throughout the term of the hedging relationship. Derivatives are reported at fair value on the accompanying unaudited condensed consolidated balance sheets.
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
3.    New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which is intended to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company expects this standard to result in an increase in the reportable segment disclosures made by the Company. The Company plans to adopt the pronouncement beginning in the annual report for fiscal year 2025 and in interim reports during fiscal year 2026.
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
Accounts receivable consisted of the following:

($ in thousands)	June 30, 2025	September 30, 2024
Contracts in transit	$31,962	$20,437
Trade accounts receivable	29,946	32,578
Manufacturer receivable	13,994	11,435
Income tax receivable	3,985	9,370
Total accounts receivable	79,887	73,820
Less – allowance for credit losses	(415)	(551)
Total accounts receivable, net	$79,472	$73,269
5.    Inventories
Inventories consisted of the following:

($ in thousands)	June 30, 2025	September 30, 2024
New vessels	$382,094	$442,834
Pre-owned vessels	67,001	79,234
Work in process, parts and accessories	67,998	68,770
Total inventories	$517,093	$590,838

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

	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2024	$336,602	$149,921	$3,964	$46,403	$1,750	$3,353	$205,391
Acquisitions and additions during the nine months ended June 30, 2025	—	—	—	—	—	1,004	1,004
Other adjustments during the nine months ended June 30, 2025	—	—	—	—	(72)	—	(72)
Accumulated amortization for the nine months ended June 30, 2025	—	—	(404)	(4,574)	(471)	(989)	(6,438)
Net balance as of June 30, 2025	$336,602	$149,921	$3,560	$41,829	$1,207	$3,368	$199,885
Amortization expense is recorded in depreciation and amortization expense in the unaudited condensed consolidated statements of operations and was $2.1 million for the three months ended June 30, 2025 and 2024, which includes amortization expense of $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, for internally developed software. Amortization expense was $6.4 million and $5.7 million for the nine months ended June 30, 2025 and 2024, respectively, which includes amortization expense of $1.0 million and $0.8 million for the nine months ended June 30, 2025 and 2024, respectively, for internally developed software. For internally developed software acquisitions and additions during the nine months ended June 30, 2025, the weighted average useful life is 3.7 years.
The following table summarizes the expected amortization expense for the fiscal years 2025 through 2029 and thereafter ($ in thousands):

2025 (excluding the nine months ended June 30, 2025)	$2,171
2026	8,684
2027	8,449
2028	6,733
2029	6,732
Thereafter	17,195
$49,964
As of June 30, 2025 and September 30, 2024, the carrying value of goodwill totaled $336.6 million, of which $295.3 million was related to our Dealerships reporting segment and $41.3 million was related to our Distribution reporting segment.
7.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”) as set forth in the Eighth Amended and Restated Inventory Financing Agreement entered into by the Company and certain of its subsidiaries with Wells Fargo and the other financial institutions party thereto on November 14, 2023 (as amended from time to time, the “Inventory Financing Facility”). On November 13, 2024, the Company and certain of its subsidiaries entered into the Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement with Wells Fargo and other lenders party thereto which, among other things, (i) modified certain definitions, terms and conditions, (ii) adjusted the minimum fixed charge coverage ratio, (iii) adjusted the maximum funded debt to EBITDA ratio, (iv) established a new minimum liquidity measure, (v) allowed for certain swap transactions to mitigate risk in the ordinary course of business, and (vi) reduced the maximum borrowing capacity from $650.0 million to $595.0 million. The Inventory Financing Facility expires on March 1, 2026. The outstanding balance of the facility was $435.8 million and $443.4 million, as of June 30, 2025 and September 30, 2024, respectively.
Interest on new boats and rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of June 30, 2025 the interest rate on the Inventory Financing Facility ranged from 7.18% to 9.43% for new inventory and 7.43% to 9.68% for pre-owned inventory. As of September 30, 2024 the interest rate on the Inventory Financing Facility ranged from

Table of Content
8.03% to 10.28% for new inventory and 8.28% to 10.53% for pre-owned inventory. Borrowing capacity available at June 30, 2025 and September 30, 2024 was $159.2 million and $206.6 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum liquidity measure (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants for the reporting period ended June 30, 2025.
The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.
8.    Long-term Debt and Line of Credit
On August 9, 2022, the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”) with Truist Bank. The A&R Credit Facility provides for a $65.0 million revolving credit facility (the “A&R Revolving Facility”) that may be used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit) and a $445.0 million term loan (the “A&R Term Loan”). Subject to certain conditions, the available amount under the revolving credit facility and term loans may be increased by $125.0 million in the aggregate. The A&R Credit Facility bears interest at a rate that is equal to Term SOFR plus an applicable margin ranging from 1.75% to 2.75% based on certain consolidated leverage ratio measures. On November 13, 2024, the Company and certain of its subsidiaries entered into Amendment No. 6 to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement with Truist Bank to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum leverage ratio measures, (iv) adjust the minimum liquidity measure, and (v) modify the maturity date to be July 31, 2026, and in connection therewith, the repayment schedule. The A&R Revolving Facility matures on July 31, 2026. The A&R Term Loan is repayable in installments beginning December 31, 2022, with the remainder due on July 31, 2026. The maturity date of the A&R Credit Facility is within one year of the date that these financial statements are issued. The Company is in the process of amending the A&R Credit Facility and expects to modify the maturity date and extend the repayment schedule prior to the filing of the Company's Annual Report for the current fiscal year.
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants for the reporting period ended June 30, 2025.
Long-term debt consisted of the following at:

($ in thousands except monthly payment amounts)	June 30, 2025	September 30, 2024
Term note payable to Truist Bank, secured and bearing interest at 7.55% at June 30, 2025 and 7.85% at September 30, 2024. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on July 31, 2026	$375,469	$375,469
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.53% at June 30, 2025 and 7.75% at September 30, 2024. The note requires full repayment on July 31, 2026	47,229	51,150
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $3,100 through May 2032	1,810	2,561
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note was paid in full on December 1, 2024	—	1,126
Total debt outstanding	424,508	430,306
Less current portion (net of debt issuance costs)	(37,970)	(7,874)
Less unamortized portion of debt issuance costs	(5,041)	(7,498)
Long-term debt, net of current portion and unamortized debt issuance costs	$381,497	$414,934
As of June 30, 2025 and September 30, 2024, the Company had $2.8 million and $1.6 million, respectively, in letters of credit outstanding under the A&R Revolving Facility.

Table of Content
9.    Derivative and Hedging Instruments
The Company is subject to interest rate risk as a result of required interest payments of the Inventory Financing Facility and A&R Credit Facility. The Company has two interest rate swap agreements which are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. The following table provides information on the attributes of each swap as of June 30, 2025:

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

Balance Sheet Location	June 30, 2025	September 30, 2024
Prepaid expenses and other current assets	$1,389	$1,560
Other long-term liabilities	(1,944)	(3,626)
Net asset (liability)	$(555)	$(2,066)
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

For the three months ended June 30,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2025	$(1,188)	Interest expense – other and Interest expense – floor plan	$814
2024	$—	Interest expense – other and Interest expense – floor plan	$—

For the nine months ended June 30,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2025	$4,463	Interest expense – other and Interest expense – floor plan	$2,952
2024	$—	Interest expense – other and Interest expense – floor plan	$—

Table of Content
The following table sets forth the location and amount of gain or (loss) recognized in earnings on cash flow hedging relationships for the three and nine months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Interest expense – other	Interest expense – floor plan	Interest expense – other	Interest expense – floor plan
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings	$408	$406	$—	$—

	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024
	Interest expense – other	Interest expense – floor plan	Interest expense – other	Interest expense – floor plan
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings	$1,395	$1,557	$—	$—
As of June 30, 2025, the amount expected to be reclassified out of accumulated other comprehensive income (loss) into earnings during the next 12 months is a gain of $1.4 million. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
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
During the nine months ended June 30, 2025, the Board approved the grant of 152,072 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2025. As of June 30, 2025, the Company estimated achievement of the performance targets at 125%.
During the nine months ended June 30, 2025, the Board approved the grant of 211,978 time-based restricted stock units. Of this amount, 36,596 restricted stock units fully vest on October 1, 2025 and the remaining 175,382 restricted stock units vest in three equal annual installments commencing on October 1, 2025.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.3 million and $2.1 million of compensation expense for the three months ended June 30, 2025 and 2024, respectively, which includes $1.2 million and $0.9 million of compensation expense for the three months ended June 30, 2025 and 2024, respectively, for performance-based units. The Company recognized $6.3 million and $6.5 million of compensation expense for the nine months ended June 30, 2025 and 2024, respectively, which includes $2.7 million and $2.6 million of compensation expense for the nine months ended June 30, 2025 and 2024, respectively, for performance-based units.

Table of Content
The following table further summarizes activity related to restricted stock units for the nine months ended June 30, 2025:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2024	542,119	$27.20
Awarded	364,050	23.91
Vested	(238,352)	27.54
Forfeited	(3,999)	25.51
Unvested at June 30, 2025	663,818	$25.29
As of June 30, 2025, the total unrecognized compensation expense related to outstanding equity awards was $6.3 million, which the Company expects to recognize over a weighted-average period of 1.3 years.
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
Net Earnings (Loss) Per Share
Basic and diluted net earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to OneWater Inc by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive shares.
The following table sets forth the calculation of net earnings per share for the three months ended June 30, 2025 and 2024 (in thousands, except per share data):

Net earnings per share:	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Numerator:
Net income attributable to OneWater Inc	$10,715	$14,683

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net earnings per share	16,313	14,593
Effect of dilutive securities:
Restricted stock units	120	297
Employee stock purchase plan	11	1
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net earnings per share	16,444	14,891

Net earnings per share of Class A common stock – basic	$0.66	$1.01
Net earnings per share of Class A common stock – diluted	$0.65	$0.99

Table of Content
The following table sets forth the calculation of net (loss) earnings per share for the nine months ended June 30, 2025 and 2024 (in thousands, except per share data):

Net (loss) earnings per share:	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Numerator:
Net (loss) income attributable to OneWater Inc	$(1,624)	$3,544

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net (loss) earnings per share	15,700	14,571
Effect of dilutive securities:
Restricted stock units	—	264
Employee stock purchase plan	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net (loss) earnings per share	15,700	14,835

Net (loss) earnings per share of Class A common stock – basic	$(0.10)	$0.24
Net (loss) earnings per share of Class A common stock – diluted	$(0.10)	$0.24
Shares of Class B common stock and unvested restricted stock units do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income (loss) per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Class B common stock	—	1,430
Restricted Stock Units	8	198
Employee Stock Purchase Plan	—	33
	8	1,661

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Class B common stock	596	1,430
Restricted Stock Units	118	251
Employee Stock Purchase Plan	8	28
	722	1,709
On March 30, 2022, the Board approved a share repurchase program up to $50 million. No shares of Class A common stock were repurchased by the Company during the nine months ended June 30, 2025. As of June 30, 2025 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of June 30, 2025, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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

Table of Content
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 567,455 additional shares of the Company’s Class A common stock may be issued under the ESPP as of June 30, 2025, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.1 million during the three months ended June 30, 2025 and 2024 and $0.4 million during the nine months ended June 30, 2025 and 2024. As of June 30, 2025 and September 30, 2024, the Company had current liabilities of $0.6 million and $0.3 million, respectively, for future purchases of shares under the ESPP. During the nine months ended June 30, 2025 and 2024, 36,167 and 25,493 shares were issued under the ESPP at an average share price of $14.77 and $28.72, respectively.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the periods ended June 30, 2025 and 2024:

	2025	2024
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.3 - 5.4%	5.2 - 5.5%
Volatility	55.0 - 65.5%	37.6 - 62.7%
Expected life	Six months	Six months
Distributions
During the nine months ended June 30, 2025 and 2024, the Company made distributions to OneWater Unit Holders for certain permitted tax payments.
Non-Controlling Interest
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries. Prior to March 31, 2025, OneWater Inc reported non-controlling interests attributable to the portion of OneWater LLC Units not owned by OneWater Inc. Holders of OneWater LLC Units could exchange their LLC Units, together with an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC's election, cash. During the nine months ended June 30, 2025, the remaining OneWater LLC Units, as well as 1,429,940 shares of Class B common stock of OneWater Inc, were exchanged for 1,429,940 shares of Class A common stock of OneWater Inc. As of June 30, 2025, OneWater Inc owned 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report a non-controlling interest related to OneWater LLC Units.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024:

	June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$55	$—	$—	$55
Derivative and hedging instruments	—	1,389	—	1,389
Liabilities:
Contingent Consideration	—	—	9,270	9,270
Derivative and hedging instruments	—	1,944	—	1,944

	September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in Equity Securities	$128	$—	$—	$128
Derivative and hedging instruments	—	1,560	—	1,560
Liabilities:
Contingent Consideration	—	—	15,161	15,161
Derivative and hedging instruments	—	3,626	—	3,626
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the nine months ended June 30, 2025.
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
The portion of unrealized losses recognized related to equity securities still held as of June 30, 2025 and 2024 consists of the following:

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net loss recognized during the period on equity securities	$27	$38
Less net loss recognized during the period on equity securities sold during the period	—	—
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$27	$38

($ in thousands)	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Net loss recognized during the period on equity securities	$73	$173
Less net loss recognized during the period on equity securities sold during the period	—	—
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$73	$173

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
The following tables set forth the changes in fair value of our contingent consideration for the three and nine months ended June 30, 2025:

($ in thousands)	Three Months Ended June 30, 2025
Balance as of March 31, 2025	$9,126
Additions from acquisitions	—
Settlement of contingent consideration	—
Change in fair value, including accretion	144
Balance as of June 30, 2025	$9,270

($ in thousands)	Nine Months Ended June 30, 2025
Balance as of September 30, 2024	$15,161
Additions from acquisitions	—
Settlement of contingent consideration	(6,343)
Change in fair value, including accretion	452
Balance as of June 30, 2025	$9,270
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
12.    Restructuring and Impairment
During the nine months ended June 30, 2025, the Company underwent various restructuring actions, primarily a reduction of headcount, closure of certain locations and inventory adjustments related to the cancellation of certain dealer agreements. As a result of the restructuring activities, the Company recognized $0.7 million of restructuring charges during the three months ended June 30, 2025, of which $0.2 million is recorded in restructuring and impairment and $0.5 million is recorded in new boat cost of sales in the unaudited consolidated statement of operations. Of the $0.7 million of restructuring charges, $0.5 million and $0.2 million is reported in the Dealership and Distribution reporting segments, respectively. The Company recognized $3.0 million of restructuring charges during the nine months ended June 30, 2025, of which $1.5 million is recorded in restructuring and impairment and $1.5 million is recorded in new boat cost of sales in the unaudited consolidated statement of operations. Of the $3.0 million restructuring charges, $1.6 million and $1.4 million is reported in the Dealerships and Distribution reporting segments, respectively.
In March 2024, the Company evaluated its operations and decided to undergo a restructuring plan (the "2024 Restructuring") which resulted in the reduction of headcount and retail locations, cancellation of certain dealer agreements, and the cancellation of certain in-process information and technology ("IT") related projects. As a result of the 2024 Restructuring, the Company recognized $11.8 million of charges during the nine months ended June 30, 2024, which are recorded in restructuring and impairment in the unaudited consolidated statement of operations. No charges were recognized during the three months ended June 30, 2024.
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
Our effective tax rates of 24.7% and 27.5% for the three months ended June 30, 2025 and 2024, respectively, and 36.8% and 34.4% for the nine months ended June 30, 2025 and 2024, respectively, differ from statutory rates primarily due to losses allocated to non-controlling interests and limitations on officer's compensation.

Table of Content
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
As of June 30, 2025 and September 30, 2024, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020. In November 2024, the Company received notification that the Florida Department of Revenue intended to commence a corporate income tax audit of OneWater Inc for the tax years ended September 30, 2021, 2022 and 2023. The audit is ongoing and the outcome and timing of settlements of asserted income tax liabilities, if any, are uncertain.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of June 30, 2025 and September 30, 2024, our undiscounted liability under the Tax Receivable Agreement was $40.8 million and $40.6 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of June 30, 2025, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
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
16.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $28.4 million and $32.3 million for the three months ended June 30, 2025 and 2024, respectively, and $118.8 million and $103.8 million for the nine months ended June 30, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.8 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $1.8 million for the nine months ended June 30, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $0.5 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $1.4 million for the nine months ended June 30, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. No payments were recorded under these arrangements for the three months ended June 30, 2025. Total payments recorded under these arrangements were $0.2 million for the nine months end June 30, 2025. Total payments recorded under these arrangements were $0.1 million for the three and nine months ended June 30, 2024.
In connection with transactions noted above, the Company owed $0.2 million and $6.0 million as recorded within accounts payable as of June 30, 2025 and September 30, 2024, respectively. Additionally, the Company had $2.5 million recorded within accounts receivable as of June 30, 2025. No amounts were recorded within accounts receivable as of September 30, 2024.
In connection with the Tax Receivable Agreement, the Company owed $36.4 million and $36.2 million as recorded within current portion of tax receivable agreement liability and tax receivable agreement liability on the unaudited condensed consolidated balance sheets at June 30, 2025 and September 30, 2024, respectively. See further discussion of our Tax Receivable Agreement in Note 13.
17.    Segment Information
We report our operations through two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments.
Reportable segment financial information for the three and nine months ended June 30, 2025 and 2024 are as follows:

Table of Content

	As of and for the Three Months Ended June 30, 2025
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$513,371	$39,588	$(95)	$552,864
Income (loss) from operations	31,573	(1,127)	(67)	30,379

Depreciation and amortization	3,690	2,611	—	6,301
Transaction costs	175	—	—	175
Change in fair value of contingent consideration	144	—	—	144
Restructuring and impairment	493	234	—	727

Total assets	1,318,156	222,298	(25)	1,540,429

	As of and for the Three Months Ended June 30, 2024
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$497,793	$44,768	$(120)	$542,441
Income (loss) from operations	38,804	1,206	(11)	39,999

Depreciation and amortization	3,276	2,509	—	5,785
Transaction costs	233	9	—	242
Change in fair value of contingent consideration	214	—	—	214
Restructuring and impairment	—	—	—	—

Total assets	1,396,048	239,852	(20)	1,635,880

	As of and for the Nine Months Ended June 30, 2025
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$1,307,463	$105,008	$(272)	$1,412,199
Income (loss) from operations	52,362	(7,580)	(105)	44,677

Depreciation and amortization	10,776	7,733	—	18,509
Transaction costs	1,063	48	—	1,111
Change in fair value of contingent consideration	452	—	—	452
Restructuring and impairment	1,648	1,365	—	3,013

Total assets	1,318,156	222,298	(25)	1,540,429

	As of and for the Nine Months Ended June 30, 2024
($ in thousands)	Dealerships	Distribution	Eliminations	Total
Revenue	$1,279,609	$115,415	$(249)	$1,394,775
Income (loss) from operations	60,691	(343)	(23)	60,325

Depreciation and amortization	9,244	7,011	—	16,255
Transaction costs	777	189	—	966
Change in fair value of contingent consideration	3,918	—	—	3,918
Restructuring and impairment	10,699	1,148	—	11,847

Total assets	1,396,048	239,852	(20)	1,635,880

Table of Content
18.    Subsequent Events
On July 4, 2025, the United Stated Congress passed the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (the "OBBBA"). The OBBBA contains several changes to federal tax law and other regulatory provisions that will impact the Company, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is currently in the process of evaluating the OBBBA and, as such, its potential impact on the consolidated financial statements is not currently estimable.

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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 97 dealerships, 9 distribution centers/warehouses and multiple online marketplaces as of June 30, 2025. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem, LLC (f/k/a Ocean Bio-Chem, Inc. ("Ocean Bio-Chem")) significantly expanded our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
We report our operations through two reportable segments: Dealerships and Distribution.
As of June 30, 2025, the Dealerships segment includes operations of 97 dealerships in 17 states including Florida, Texas, Alabama and Georgia, among others, and represents 93% of revenues for the three and nine months ended June 30, 2025. The Dealerships segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2024, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of June 30, 2025, the Distribution segment includes the activity of three of our fully-owned businesses, Central Assets & Operations, LLC d/b/a PartsVu, Ocean Bio-Chem and its subsidiaries and T-H Marine and its subsidiaries, which together operate 9 distribution centers/warehouses in Alabama, Florida, Oklahoma, and Indiana and represents 7% of revenues for the three and nine months ended June 30, 2025. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 82 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 35 acquisitions. Our current portfolio as of June 30, 2025 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

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
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 18.2% and 18.9% to revenue in the three months ended June 30, 2025 and 2024, respectively, and 18.1% and 18.2% to revenues in the nine months ended June 30, 2025 and 2024, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 42.1% and 40.4% to gross profit in the three months ended June 30, 2025 and 2024, respectively, and 41.6% and 38.6% to gross profit in the nine months ended June 30, 2025 and 2024, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through our Distribution segment) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
Fiscal 2025 Year-to-date Acquisitions
•Effective February 1, 2025, we acquired certain assets of American Yacht Group, a full service marine retailer with two locations in Florida
The acquisition of certain assets of American Yacht Group is fully reflected in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and partially reflected in our unaudited condensed consolidated statements of operations for the nine months ended June 30, 2025.
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
Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our historical financial results discussed below may not be comparable to our future financial results. As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, including the integration of acquired companies, it is likely that we will incur additional selling, general, and administrative expenses relative to historical periods. Additionally, from time to time, we may consider expanding or cancelling certain dealer agreements which could impact our future revenues and gross profit. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Table of Content
Results of Operations
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$326,134	59.0%	$333,162	61.4%	$(7,028)	-2.1%
Pre-owned boat	125,941	22.8%	106,889	19.7%	19,052	17.8%
Finance & insurance income	17,782	3.2%	17,932	3.3%	(150)	-0.8%
Service, parts & other	83,007	15.0%	84,458	15.6%	(1,451)	-1.7%
Total revenues	552,864	100.0%	542,441	100.0%	10,423	1.9%

Gross Profit
New boat	51,950	9.4%	56,722	10.5%	(4,772)	-8.4%
Pre-owned boat	22,535	4.1%	22,263	4.1%	272	1.2%
Finance & insurance	17,782	3.2%	17,932	3.3%	(150)	-0.8%
Service, parts & other	36,396	6.6%	35,688	6.6%	708	2.0%
Total gross profit	128,663	23.3%	132,605	24.4%	(3,942)	-3.0%

Selling, general and administrative expenses	92,138	16.7%	87,059	16.0%	5,079	5.8%
Depreciation and amortization	5,593	1.0%	5,091	0.9%	502	9.9%
Transaction costs	175	—%	242	—%	(67)	-27.7%
Change in fair value of contingent consideration	144	—%	214	—%	(70)	-32.7%
Restructuring and impairment	234	—%	—	—%	234	100.0%

Income from operations	30,379	5.5%	39,999	7.4%	(9,620)	-24.1%

Interest expense – floor plan	7,340	1.3%	9,290	1.7%	(1,950)	-21.0%
Interest expense – other	9,041	1.6%	9,008	1.7%	33	0.4%
Other (income) expense, net	(224)	—%	(1,357)	-0.3%	1,133	-83.5%
Net income before income tax expense	14,222	2.6%	23,058	4.3%	(8,836)	-38.3%
Income tax expense	3,507	0.6%	6,344	1.2%	(2,837)	-44.7%
Net income	10,715	1.9%	16,714	3.1%	(5,999)	-35.9%
Net (income) attributable to non-controlling interests	—		—
Net (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	—		(2,031)
Net income attributable to OneWater Marine Inc.	$10,715		$14,683
Revenue
Overall, revenue increased by $10.4 million, or 1.9%, to $552.9 million for the three months ended June 30, 2025 from $542.4 million for the three months ended June 30, 2024. Revenue increased due to an increase in average sales price for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Overall, the revenue increase was attributable to a $19.1 million increase in pre-owned boat sales, partially offset by a $7.0 million decrease in new boat sales and a $1.5 million decrease in service, parts & other sales for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
New Boat Sales
New boat sales decreased by $7.0 million, or 2.1%, to $326.1 million for the three months ended June 30, 2025 from $333.2 million for the three months ended June 30, 2024. The decrease was primarily attributable to the decrease in the unit sales, partially offset by an increase in average sales price.

Table of Content
Pre-owned Boat Sales
Pre-owned boat sales increased by $19.1 million, or 17.8%, to $125.9 million for the three months ended June 30, 2025 from $106.9 million for the three months ended June 30, 2024. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to the increase in both units sold and average unit price due to an increase in customer trade-ins amid improving availability in the pre-owned market.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income remained flat at $17.8 million for the three months ended June 30, 2025 compared to $17.9 million for the three months ended June 30, 2024. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $1.5 million, or 1.7%, to $83.0 million for the three months ended June 30, 2025 from $84.5 million for the three months ended June 30, 2024. The decrease in service, parts & other sales is primarily due to lower production levels from boat manufacturers impacting our Distribution segment, partially offset by increases in our Dealership segment. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $39.6 million and $44.8 million for the three months ended June 30, 2025 and 2024, respectively.
Gross Profit
Overall, gross profit decreased by $3.9 million, or 3.0%, to $128.7 million for the three months ended June 30, 2025 from $132.6 million for the three months ended June 30, 2024. This decrease was primarily due to new boat pricing, including the impact of select brands the Company is exiting. Overall gross margin decreased 110 basis points to 23.3% for the three months ended June 30, 2025 from 24.4% for the three months ended June 30, 2024 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $4.8 million, or 8.4%, to $52.0 million for the three months ended June 30, 2025 from $56.7 million for the three months ended June 30, 2024. This decrease was due to the decrease in new boat revenues and gross profit margins. New boat gross profit margin was 15.9% for the three months ended June 30, 2025 as compared to 17.0% in the three months ended June 30, 2024. The decrease was primarily due to new boat pricing, including the impact of select brands the Company is exiting.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit increased by $0.3 million, or 1.2%, to $22.5 million for the three months ended June 30, 2025 from $22.3 million for the three months ended June 30, 2024. Pre-owned boat gross profit margin was 17.9% and 20.8% for the three months ended June 30, 2025 and 2024, respectively. The decrease in gross profit margin was primarily due to strategic pricing to drive sales growth and maintain a healthy level of inventory. The decrease in pre-owned boat gross profit margin was offset by the increase in pre-owned boat units sold and average unit price.
Finance & Insurance Gross Profit
Finance & insurance gross profit remained relatively flat at $17.8 million for the three months ended June 30, 2025 compared to $17.9 million for the three months ended June 30, 2024. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $0.7 million, or 2.0%, to $36.4 million for the three months ended June 30, 2025 from $35.7 million for the three months ended June 30, 2024. The increase in gross profit was primarily the result of the increase in service, parts & other gross profit margin. Service, parts & other gross profit margin was 43.8% and 42.3% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross profit margin was primarily due to a shift in mix towards service which has a higher margin profile.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.1 million, or 5.8%, to $92.1 million for the three months ended June 30, 2025 from $87.1 million for the three months ended June 30, 2024. This increase was primarily driven by increased expenses to drive our same-store sales results and inflationary costs related to administrative and fixed expenses. Selling, general and administrative expenses as a percentage of revenue increased to 16.7% from 16.0% for the three months ended June 30, 2025 and 2024, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $0.5 million, or 9.9%, to $5.6 million for the three months ended June 30, 2025 compared to $5.1 million for the three months ended June 30, 2024. The increase in depreciation and amortization expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to an increase in intangible assets and property and equipment to support operations.
Transaction Costs
Transaction costs remained flat at $0.2 million for the three months ended June 30, 2025 and 2024.
Change in Fair Value of Contingent Consideration
During the three months ended June 30, 2025, we recognized a charge of $0.1 million related to accretion of contingent consideration liabilities. During the three months ended June 30, 2024, we recognized a charge of $0.2 million related to accretion of contingent consideration liabilities.
Restructuring and Impairment
During the three months ended June 30, 2025, we recognized a loss of $0.7 million related to various restructuring activities, of which $0.2 million was recorded in restructuring and impairment and $0.5 million was recorded in new boat cost of sales in the unaudited consolidated statement of operations. No charges related to restructuring activities were recorded during the three months ended June 30, 2024.
Income from Operations
Income from operations decreased $9.6 million, or 24.1%, to $30.4 million for the three months ended June 30, 2025 compared to $40.0 million for the three months ended June 30, 2024. The decrease was primarily attributable to the $3.9 million decrease in gross profit and $5.1 million increase in selling, general and administrative expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Interest Expense – Floor Plan
Interest expense – floor plan decreased $2.0 million, or 21.0%, to $7.3 million for the three months ended June 30, 2025 compared to $9.3 million for the three months ended June 30, 2024. Floor plan related interest expense decreased primarily due to a decrease in average floor plan borrowings for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as well as the impact of our interest rate swaps for the three months ended June 30, 2025.
Interest Expense – Other
Interest expense – other remained flat at $9.0 million for the three months ended June 30, 2025 and 2024 which is a result of the consistent average outstanding balance under the A&R Credit Facility for the three months ended June 30, 2025 and 2024.
Other (Income) Expense, Net
Other (income) expense, net decreased by $1.1 million, or 83.5%, to $0.2 million of income for the three months ended June 30, 2025 compared to $1.4 million of income for the three months ended June 30, 2024. The decrease was primarily related to tornado related insurance proceeds during the three months ended June 30, 2024.
Income Tax Expense
Income tax expense decreased by $2.8 million, or 44.7%, to $3.5 million for the three months ended June 30, 2025 compared to $6.3 million for the three months ended June 30, 2024. The decrease was primarily attributable to the 38.3% decrease in income before income tax expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Table of Content
Net Income
Net income decreased by $6.0 million to $10.7 million for the three months ended June 30, 2025 compared to $16.7 million for the three months ended June 30, 2024. The decrease was primarily attributable to the $9.6 million decrease in income from operations and the $1.1 million decrease in other (income) expense, net, partially offset by the $2.0 million decrease in interest expense - floor plan and the $2.8 million decrease in income tax expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Results of Operations
Nine Months Ended June 30, 2025, Compared to Nine Months Ended June 30, 2024

	For the Nine Months Ended June 30, 2025		For the Nine Months Ended June 30, 2024		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$883,631	62.6%	$901,552	64.6%	$(17,921)	-2.0%
Pre-owned boat	272,467	19.3%	238,820	17.1%	33,647	14.1%
Finance & insurance income	42,185	3.0%	40,022	2.9%	2,163	5.4%
Service, parts & other	213,916	15.1%	214,381	15.4%	(465)	-0.2%
Total revenues	1,412,199	100.0%	1,394,775	100.0%	17,424	1.2%

Gross Profit
New boat	139,109	9.9%	161,483	11.6%	(22,374)	-13.9%
Pre-owned boat	49,602	3.5%	50,065	3.6%	(463)	-0.9%
Finance & insurance	42,185	3.0%	40,022	2.9%	2,163	5.4%
Service, parts & other	92,232	6.5%	92,840	6.7%	(608)	-0.7%
Total gross profit	323,128	22.9%	344,410	24.7%	(21,282)	-6.2%

Selling, general and administrative expenses	258,989	18.3%	253,169	18.2%	5,820	2.3%
Depreciation and amortization	16,426	1.2%	14,185	1.0%	2,241	15.8%
Transaction costs	1,111	0.1%	966	0.1%	145	15.0%
Change in fair value of contingent consideration	452	—%	3,918	0.3%	(3,466)	-88.5%
Restructuring and impairment	1,473	0.1%	11,847	0.8%	(10,374)	-87.6%

Income from operations	44,677	3.2%	60,325	4.3%	(15,648)	-25.9%

Interest expense – floor plan	21,870	1.5%	25,627	1.8%	(3,757)	-14.7%
Interest expense – other	27,129	1.9%	27,352	2.0%	(223)	-0.8%
Other (income) expense, net	853	0.1%	889	0.1%	(36)	-4.0%
Net (loss) income before income tax (benefit) expense	(5,175)	-0.4%	6,457	0.5%	(11,632)	-180.1%
Income tax (benefit) expense	(1,903)	-0.1%	2,222	0.2%	(4,125)	-185.6%
Net (loss) income	(3,272)	-0.2%	4,235	0.3%	(7,507)	-177.3%
Net (income) attributable to non-controlling interests	—		(119)
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	1,648		(572)
Net (loss) income attributable to OneWater Marine Inc.	$(1,624)		$3,544
Revenue
Overall, revenue increased by $17.4 million, or 1.2%, to $1,412.2 million for the nine months ended June 30, 2025 from $1,394.8 million for the nine months ended June 30, 2024. Revenue increased due to a modest increase in average sales price for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. Overall the revenue increase was attributable to a $33.6 million increase in pre-owned boat sales and a $2.2 million increase in finance & insurance income for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, partially offset by a $17.9 million decrease in new boat sales.

Table of Content
New Boat Sales
New boat sales decreased by $17.9 million, or 2.0%, to $883.6 million for the nine months ended June 30, 2025 from $901.6 million for the nine months ended June 30, 2024. The decrease was primarily attributable to a decrease in unit sales, partially offset by an increase in average sales price.
Pre-owned Boat Sales
Pre-owned boat sales increased by $33.6 million, or 14.1%, to $272.5 million for the nine months ended June 30, 2025 from $238.8 million for the nine months ended June 30, 2024. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in both units sold and average unit price.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $2.2 million, or 5.4%, to $42.2 million for the nine months ended June 30, 2025 from $40.0 million for the nine months ended June 30, 2024. The increase was primarily due to an increase in penetration. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales remained flat at $213.9 million for the nine months ended June 30, 2025 compared to $214.4 million for the nine months ended June 30, 2024. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $105.0 million and $115.4 million for the nine months ended June 30, 2025 and 2024, respectively. The decrease in revenue in the Distribution segment was offset by an increase in revenue in our Dealership segment.
Gross Profit
Overall, gross profit decreased by $21.3 million, or 6.2%, to $323.1 million for the nine months ended June 30, 2025 from $344.4 million for the nine months ended June 30, 2024. This decrease was primarily due to new and pre-owned boat pricing, including the impact of select brands the Company is exiting. Overall gross margin decreased 180 basis points to 22.9% for the nine months ended June 30, 2025 from 24.7% for the nine months ended June 30, 2024 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $22.4 million, or 13.9%, to $139.1 million for the nine months ended June 30, 2025 from $161.5 million for the nine months ended June 30, 2024. This decrease was primarily due to the decrease in unit sales and the decrease in new boat gross profit margins. New boat gross profit margin was 15.7% for the nine months ended June 30, 2025 as compared to 17.9% in the nine months ended June 30, 2024. The decrease was primarily due to new boat pricing, including the impact of select brands the Company is exiting.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit decreased by $0.5 million, or 0.9%, to $49.6 million for the nine months ended June 30, 2025 from $50.1 million for the nine months ended June 30, 2024. This decrease was due to the decrease in pre-owned boat gross profit margins, partially offset by the increase in pre-owned boat sales. Pre-owned boat gross profit margin was 18.2% and 21.0% for the nine months ended June 30, 2025 and 2024, respectively. The decrease was primarily due to strategic pricing to drive sales growth and maintain a healthy level of inventory.
Finance & Insurance Gross Profit
Finance & insurance gross profit increased by $2.2 million, or 5.4%, to $42.2 million for the nine months ended June 30, 2025 from $40.0 million for the nine months ended June 30, 2024. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $0.6 million, or 0.7%, to $92.2 million for the nine months ended June 30, 2025 from $92.8 million for the nine months ended June 30, 2024. The decrease was due to the decrease in service, parts & other sales. Service, parts & other gross profit margin was 43.1% and 43.3% for the nine months ended June 30, 2025 and 2024, respectively.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.8 million, or 2.3%, to $259.0 million for the nine months ended June 30, 2025 from $253.2 million for the nine months ended June 30, 2024. This increase was primarily due to increased expenses to drive our same-store sales results and inflationary pressures on administrative and fixed costs, partially offset by savings from restructuring activities. Selling, general and administrative expenses as a percentage of revenue remained flat at 18.3% and 18.2% for the nine months ended June 30, 2025 and 2024, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.2 million, or 15.8%, to $16.4 million for the nine months ended June 30, 2025 compared to $14.2 million for the nine months ended June 30, 2024. The increase in depreciation and amortization expense for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024 was primarily attributable to an increase in intangible assets and property and equipment to support operations.
Transaction Costs
Transaction costs remained flat at $1.1 million for the nine months ended June 30, 2025 compared to $1.0 million for the nine months ended June 30, 2024, which is attributable to similar acquisition activity for the nine months ended June 30, 2025 and 2024.
Change in Fair Value of Contingent Consideration
During the nine months ended June 30, 2025, we recognized expense of $0.5 million related to accretion of contingent consideration liabilities. During the nine months ended June 30, 2024, we recognized expense of $3.9 million related to updated forecasts and accretion of contingent consideration liabilities.
Restructuring and Impairment
During the nine months ended June 30, 2024, we made proactive changes to better align our cost structure with the normalization of sales and margins and accordingly, recognized a loss of $11.8 million related to the restructuring plan. During the nine months ended June 30, 2025, we recognized a loss of $3.0 million related to other various restructuring activities, of which $1.5 million was recorded in restructuring and impairment and $1.5 million was recorded in new boat cost of sales in the unaudited consolidated statement of operations.
Income from Operations
Income from operations decreased $15.6 million, or 25.9%, to $44.7 million for the nine months ended June 30, 2025 compared to $60.3 million for the nine months ended June 30, 2024. The decrease was primarily attributable to the $21.3 million decrease in gross profit, the $5.8 million increase in selling, general and administrative expenses and the $2.2 million increase in depreciation and amortization for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024, partially offset by a $10.4 million decrease in restructuring and impairment and a $3.5 million decrease in the change in fair value of contingent consideration during the same periods.
Interest Expense – Floor Plan
Interest expense – floor plan decreased $3.8 million, or 14.7%, to $21.9 million for the nine months ended June 30, 2025 compared to $25.6 million for the nine months ended June 30, 2024. Floor plan related interest expense decreased primarily due to an decrease in average floor plan borrowings for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, as well as the impact of our interest rate swaps for the nine months ended June 30, 2025.
Interest Expense – Other
Interest expense – other remained flat at $27.1 million for the nine months ended June 30, 2025 compared to $27.4 million for the nine months ended June 30, 2024 which is a result of the consistent average outstanding balance under the A&R Credit Facility for the nine months ended June 30, 2025 and 2024.
Other (Income) Expense, Net
Other (income) expense, net remained flat at $0.9 million of expense for the nine months ended June 30, 2025 and 2024.
Income Tax (Benefit) Expense
Income tax (benefit) expense changed by $4.1 million, or 185.6%, to $1.9 million of income tax benefit for the nine months ended June 30, 2025 compared to $2.2 million of income tax expense for the nine months ended June 30, 2024. The change was primarily attributable to the 180.1% change in loss before income tax benefit for the nine months ended June 30, 2025 as compared to income before income tax expense for the nine months ended June 30, 2024.

Table of Content
Net (Loss) Income
Net (loss) income changed by $7.5 million to $3.3 million of net loss for the nine months ended June 30, 2025 compared to $4.2 million of net income for the nine months ended June 30, 2024. The change was primarily attributable to the $15.6 million decrease in income from operations, partially offset by the $3.8 million decrease in interest expense - floor plan and the $4.1 million change in income tax (benefit) expense for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.
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
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change
Net income	$10,715	$16,714	$(5,999)
Interest expense – other	9,041	9,008	33
Income tax expense	3,507	6,344	(2,837)
Depreciation and amortization	6,301	5,785	516
Stock-based compensation	2,459	2,256	203
Change in fair value of contingent consideration	144	214	(70)
Transaction costs	175	242	(67)
Restructuring and impairment	727	—	727
Other (income) expense, net	(224)	(1,357)	1,133
Adjusted EBITDA	$32,845	$39,206	$(6,361)
Adjusted EBITDA was $32.8 million for the three months ended June 30, 2025 compared to $39.2 million for the three months ended June 30, 2024. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit and the increase in selling, general and administrative expenses, partially offset by the decrease in interest expense - floor plan for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Nine Months Ended June 30, 2025, Compared to Nine Months Ended June 30, 2024

	Nine Months Ended June 30,
($ in thousands)	2025	2024	Change
Net (loss) income	$(3,272)	$4,235	$(7,507)
Interest expense – other	27,129	27,352	(223)
Income tax (benefit) expense	(1,903)	2,222	(4,125)
Depreciation and amortization	18,509	16,255	2,254
Stock-based compensation	6,717	6,925	(208)
Change in fair value of contingent consideration	452	3,918	(3,466)
Transaction costs	1,111	966	145
Restructuring and impairment	3,013	11,847	(8,834)
Other (income) expense, net	853	889	(36)
Adjusted EBITDA	$52,609	$74,609	$(22,000)
Adjusted EBITDA was $52.6 million for the nine months ended June 30, 2025 compared to $74.6 million for the nine months ended June 30, 2024. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit and the increase in selling, general and administrative expenses, partially offset by the decrease in interest expense - floor plan for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.
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
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024.

	Three Months Ended June 30,
Description	2025	2024	Change
	($ in thousands)
Net income attributable to OneWater Marine Inc.	$10,715	$14,683	$(3,968)
Transaction costs	175	242	(67)
Intangible amortization	2,167	2,086	81
Change in fair value of contingent consideration	144	214	(70)
Restructuring and impairment	727	—	727
Other expense (income), net	(224)	(1,357)	1,133
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(107)	107
Adjustments to income tax expense (2)	(687)	(248)	(439)
Adjusted net income attributable to OneWater Marine Inc.	$13,017	$15,513	$(2,496)

Net income per share of Class A common stock - diluted	$0.65	$0.99	$(0.34)
Transaction costs	0.01	0.02	(0.01)
Intangible amortization	0.13	0.15	(0.02)
Change in fair value of contingent consideration	0.01	0.01	—
Restructuring and impairment	0.04	—	0.04
Other expense (income), net	(0.01)	(0.09)	0.08
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(0.01)	0.01
Adjustments to income tax expense (2)	(0.04)	(0.02)	(0.02)
Adjusted earnings per share of Class A common stock - diluted	$0.79	$1.05	$(0.26)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an estimated effective tax rate.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $13.0 million and $0.79, respectively, for the three months ended June 30, 2025 compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share of $15.5 million and $1.05, respectively, for the three months ended June 30, 2024. The decrease in Adjusted Net Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit and the increase in selling, general and administrative expenses, partially offset by the decrease in interest expense - floor plan for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in Adjusted Diluted Earnings Per Share resulted from the decrease in Adjusted Net Income Attributable to OneWater Marine Inc.

Table of Content

Nine Months Ended June 30, 2025, Compared to Nine Months Ended June 30, 2024.

	Nine Months Ended June 30,
Description	2025	2024	Change
	($ in thousands)
Net (loss) income attributable to OneWater Marine Inc.	$(1,624)	$3,544	$(5,168)
Transaction costs	1,111	966	145
Intangible amortization	6,437	5,743	694
Change in fair value of contingent consideration	452	3,918	(3,466)
Restructuring and impairment	3,013	11,847	(8,834)
Other expense (income), net	853	889	(36)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(568)	(2,103)	1,535
Adjustments to income tax expense (2)	(2,599)	(4,890)	2,291
Adjusted net income attributable to OneWater Marine Inc.	$7,075	$19,914	$(12,839)

Net (loss) income per share of Class A common stock - diluted	$(0.10)	$0.24	$(0.34)
Transaction costs	0.07	0.07	—
Intangible amortization	0.41	0.39	0.02
Change in fair value of contingent consideration	0.03	0.26	(0.23)
Restructuring and impairment	0.19	0.80	(0.61)
Other expense (income), net	0.05	0.06	(0.01)
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.04)	(0.14)	0.10
Adjustments to income tax expense (2)	(0.17)	(0.33)	0.16
Adjustment for dilutive shares (3)	0.01	—	0.01
Adjusted earnings per share of Class A common stock - diluted	$0.45	$1.35	$(0.90)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest.
(2) Represents an adjustment of all reconciling items at an estimated effective tax rate.
(3) Represents an adjustment for shares that are anti-dilutive for GAAP earnings per share but are dilutive for adjusted earnings per share.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $7.1 million and $0.45, respectively, for the nine months ended June 30, 2025 compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share of $19.9 million and $1.35, respectively, for the nine months ended June 30, 2024. The decrease in Adjusted Net Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit and the increase in selling, general and administrative expenses, partially offset by the decrease in interest expense - floor plan for the nine months ended June 30, 2025, each as compared to the nine months ended June 30, 2024. The decrease in Adjusted Diluted Earnings Per Share resulted from the decrease in Adjusted Net Income Attributable to OneWater Marine Inc.

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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. For the reporting period ended June 30, 2025, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Nine Months Ended June 30, 2025 and 2024
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended June 30,
($ in thousands)	2025	2024	Change
Net cash provided by operating activities	$81,820	$7,507	$74,313
Net cash (used in) provided by investing activities	(8,741)	17,576	(26,317)
Net cash used in financing activities	(18,462)	(66,464)	48,002
Effect of exchange rate changes on cash and restricted cash	(48)	1	(49)
Net change in cash	$54,569	$(41,380)	$95,949

Table of Content
Operating Activities. Net cash provided by operating activities was $81.8 million for the nine months ended June 30, 2025 compared to net cash provided by operating activities of $7.5 million for the nine months ended June 30, 2024. The $74.3 million increase in cash provided by operating activities was primarily attributable to a $53.9 million increase in the change in inventory, a $28.7 million increase in the change in accounts receivable and a $26.5 million increase in the change in prepaid expenses and other current assets, partially offset by a $25.7 million decrease in the change in customer deposits for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024.
Investing Activities. Net cash used in investing activities was $8.7 million for the nine months ended June 30, 2025 compared to net cash provided by investing activities of $17.6 million for the nine months ended June 30, 2024. The $26.3 million increase in cash used in investing activities was primarily attributable to a $45.1 million decrease in proceeds from the disposal of a business, partially offset by a $12.5 million decrease in cash used in purchases of property and equipment for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024.
Financing Activities. Net cash used in financing activities was $18.5 million for the nine months ended June 30, 2025 compared to net cash used in financing activities of $66.5 million for the nine months ended June 30, 2024. The $48.0 million decrease in financing cash flow was primarily attributable to the $18.8 million payment to purchase the non-controlling interest of Quality Assets & Operations, LLC during the nine months ended June 30, 2024, and a $42.0 million decrease in payments on long-term debt, partially offset by a $15.5 million decrease in proceeds from long-term debt during the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024.
Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no share repurchases during the nine months ended June 30, 2025. The Company has $48.1 million remaining under the share repurchase program.
Debt Agreements
A&R Credit Facility
On August 9, 2022 we entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”), with certain of our subsidiaries, Truist Bank and the other lenders party thereto. The A&R Credit Facility provides for, among other things, (i) a $65.0 million revolving credit facility (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time) and (ii) a $445.0 million term loan facility. Subject to certain conditions, the available amount under the Term Facility and the Revolving Facility may be increased by $125.0 million plus additional amounts subject to additional conditions (including satisfaction of a consolidated leverage ratio requirement) in the aggregate (with up to $50.0 million allocable to the Revolving Facility). On November 13, 2024 we entered into Amendment No. 6 to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement with Truist Bank to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum leverage ratio measures, (iv) adjust the minimum liquidity measure, and (v) modify the maturity date to be July 31, 2026, and in connection therewith, the repayment schedule. The Revolving Facility matures on July 31, 2026. The Term Facility is repayable in installments beginning on December 31, 2022, with the remainder due on the earlier of (i) July 31, 2026 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the A&R Credit Facility. The maturity date of the A&R Credit Facility is within one year of the date that this Quarterly Report is filed. The Company is in the process of amending the A&R Credit Facility and expects to modify the maturity date and extend the repayment schedule.
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
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants for the reporting period ended June 30, 2025.

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
As of June 30, 2025 and September 30, 2024, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $435.8 million and $443.4 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the nine months ended June 30, 2025 and the year ended September 30, 2024, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 6.1% and 6.6%, respectively. As of June 30, 2025 and September 30, 2024, our additional available borrowings under our Inventory Financing Facility were $159.2 million and $206.6 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. For the reporting period ended June 30, 2025, we were in compliance with all covenants under the Inventory Financing Facility.
Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have from time to time entered into notes payable agreements with the acquired entities to finance these acquisitions. As of June 30, 2025, we have no indebtedness associated with acquisition notes payable.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $97,000, and mature on dates between July 2025 to May 2032. As of June 30, 2025, we had $1.8 million outstanding under the commercial vehicles notes payable.

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
As of June 30, 2025 and September 30, 2024, our liability under the Tax Receivable Agreement was $40.8 million and $40.6 million, respectively. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, the OneWater LLC Agreement will require OneWater LLC to make pro rata cash distributions to TRA Holders, including OneWater Inc., in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due; generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on the $235.8 million balance under the Inventory Financing Facility that is not covered by interest rate swaps as of June 30, 2025, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.4 million. This hypothetical change does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on the $222.7 million outstanding balance that is not covered by interest rate swaps as of June 30, 2025, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.2 million.
As part of our strategy to mitigate the exposure risk to fluctuations in interest rates for our Inventory Financing Facility and A&R Credit Facility, we may enter into various interest rate swap agreements. As of June 30, 2025, we had two interest rate swap agreements with a combined notional amount of $400.0 million. The swaps are designed to provide a hedge against the changes in variable cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. All of our interest rates swaps qualify for cash flow hedge accounting. The following table provides information regarding our interest rate swaps as of June 30, 2025:

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assess the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company as of June 30, 2025, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company's financial condition, liquidity or results of operations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Exchange Act, including, to the extent practicable or advisable, Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended June 30, 2025. The Company has $48.1 million remaining under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.

Table of Content
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit No.	Description
*10.1	Consignment Agreement, dated as of June 1, 2019, by and between South Florida Assets & Operations LLC and Global Marine Finance, LLC
*10.2	Consignment Agreement, dated June 30, 2025, by and between Midwest Assets & Operations LLC, Singleton Assets & Operations LLC, South Florida Assets & Operations LLC, Legendary Assets & Operations LLC, Bosun's Assets & Operations LLC, Northpoint Commercial Finance LLC and Global Marine Finance LLC.
*31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Chief Executive Officer

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer

August 1, 2025