Form 10-K
period 2025-09-30
OneWater Marine Inc.
filed 2025-12-15
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on March 31, 2025, was $183,705,342.
The registrant had 16,527,533 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of December 2, 2025.
Auditor’s Name: Grant Thornton LLP
Auditor’s Location: Atlanta, GA
Auditor’s PCAOB ID Number: 248
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders, to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-K includes “forward-looking statements.” All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:
•general economic conditions, including changes in employment levels, rates of inflation, consumer demand and preferences, consumer confidence levels, fuel prices, levels of discretionary income, and consumer spending patterns, and tariff, duty rates or other uncertainties with respect to trade policies;
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
•any potential tax savings we may realize as a result of our organizational structure prior to the Final Redemption (defined below);
•our future operating results and profitability; and
•plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical.

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
•general domestic and international political and regulatory conditions, including changes in tax, foreign, or fiscal policy;
•general economic conditions, including uncertainties regarding trade policies, such as the imposition of tariffs;
•environmental conditions and real or perceived environmental, human health and safety risks;
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
•cash flow and access to capital;
•the timing of development expenditures; and
•the other risks described under “Risk Factors” and discussed elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2025.
All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K.

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
Except as otherwise indicated or required by the context, all references in this Annual Report on Form 10-K to the “Company,” “OneWater,” “we,” “us” or “our” relate to OneWater Inc. and its consolidated subsidiaries.
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 95 dealership locations, 9 distribution centers/warehouses and multiple online marketplaces as of September 30, 2025. Our retail locations are located in highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. Additionally, the acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem, LLC (f/k/a Ocean Bio-Chem, Inc. ("Ocean Bio-Chem")) significantly expanded our sales of marine-related parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful group brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.
We report our operations through two reportable segments: Dealerships and Distribution.
As of September 30, 2025, the Dealerships segment includes operations of 95 dealerships in 17 states including Florida, Texas, Alabama and Georgia, among others, and represents approximately 92% of revenues for the year ended September 30, 2025. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2025, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. We offer a wide array of new boats at various price points through relationships with over 35 manufacturers covering more than 50 brands. We believe we are currently a top-three customer for 24 of our brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 7% of our total sales volume.
As of September 30, 2025, the Distribution segment includes the activity of three of our fully-owned businesses, Central Assets & Operations, LLC d/b/a PartsVu ("PartsVu"), Ocean Bio-Chem and its subsidiaries and T-H Marine and its subsidiaries, which together operate 9 distribution centers/warehouses in Alabama, Florida, Oklahoma, and Indiana and represents approximately 8% of revenues. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, bilge pumps, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories. Non-boat sales were approximately 18.7% of revenue and 41.7% of gross profit in fiscal year 2025, 19.3% of revenue and 40.0% of gross profit in fiscal year 2024 and 19.5% of revenue and 35.6% of gross profit in fiscal year 2023. We believe that our diversification of revenue streams, the strength of our industry relationships and our scale enables us to receive among the best pricing and terms available across all of the products that we carry. We routinely evaluate our sales performance and consumer demand to ensure that the economic relationship we have in place with our manufacturers and suppliers optimizes our profitability.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 83 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 35 acquisitions. Our current portfolio as of September 30, 2025, consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

Our Market and Our Customer
Consumer spending in the United States on boats, engines, services, parts, accessories and related purchases reached $55.6 billion in 2024, down 2.6% from 2023, and has, on average, grown 5% annually since 2012. New powerboat sales have driven market growth and reached $15.5 billion in 2024, resulting in an 10% average annual growth rate since 2012. Of the approximately 895,000 powerboats sold in the United States in 2024, 81% of total units sold (approximately 728,000) were pre-owned. Relative demand for new and late-model boats has remained strong in recent years in part due to the continuous evolution of boat technology and design including, but not limited to, seating configurations, power, efficiency, instrumentation and electronics, and wakesurf gates, each of which represents a material design improvement that cannot be matched by more dated boat models. We believe the increasing pace of innovation in technology and design will result in more frequent upgrade purchases and ultimately higher sales volumes of new and late-model, pre-owned boat sales.
The boat dealership market is highly fragmented and is comprised of approximately 4,000 dealerships nationwide. Most competing boat retailers are operated by local business owners who own three or fewer stores; however we do have other large competitors. We believe we are one of the largest and fastest-growing marine retailers in the United States. Despite our size, we comprise less than 4% of total industry sales. Our scale and business model allow us to leverage our extensive inventory to provide consumers with the ability to find a boat that matches their preferences (e.g., make, model, color, configuration and other options) and to deliver the boat within days while providing a personalized sales experience. Our inventory and product selection allow us to cater to a highly diverse customer base with price points and boat types that appeal to a broad spectrum of budgets and preferences. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine and Ocean Bio-Chem significantly expanded our sales of marine parts and accessories. Our strategic growth in this area has also materially expanded our addressable market in the parts and accessories business. We are able to operate with a comparatively higher degree of profitability than other independent retailers because we allocate support resources across our broader base, focus on high-margin service parts and accessories, utilize floor plan financing and provide core back-office functions on a scale that many independent retailers are unable to match. We seek to be the leading marine retailer by total market share within each boating market and within the product segments in which we participate. To the extent that we are not, we will evaluate acquiring other local retailers in order to increase our sales, to add additional brands or to provide us with additional high-quality personnel.
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
Acquisition Strategy: We believe there is a tremendous opportunity for us to expand in both existing and new markets, given that the industry is highly fragmented with most boat retailers owning three or fewer stores. We seek to create value by implementing the best tested operational practices to family-owned and operated businesses that previously lacked the resources, management experience and expertise to maximize the profitability of the acquired standalone businesses. We believe that our dealer group branding strategy, which retains the name, logo and trademarks associated with each dealership or dealer group at the time of acquisition, significantly differentiates us from our largest competitors who employ singular, national branding strategies. In addition, we have and may again acquire businesses that focus on the sales of parts and accessories. We believe there is a significant opportunity for us to expand our presence in this less cyclical and higher margin business. We are committed to maintaining local and regional branding because we believe that the value of retaining the goodwill and long-standing customer relationships of these local businesses, many of which have been built by families over decades, far exceeds the benefits of attempting to establish a potentially unfamiliar “OneWater” national brand. In addition, preserving this established identity maintains the long-term engagement of former owners because their name and reputation remain figuratively and literally “on the door.” We believe that the marine industry is underpinned by strong fundamental drivers, and that, with the implementation of operational control measures and the injection of resources, local dealerships can significantly increase revenues and profitability. We believe our status as a consolidator of choice is based on the expertise we have developed through completing 35 acquisitions (83 dealerships, 12 distribution centers/warehouses acquired) since the combination of Singleton Marine and Legendary Marine in 2014, our growing cash flow and financial profile, and our footprint of retailers within prime markets. Our ability to acquire additional locations or dealer groups at attractive multiples is further enhanced by our growing reputation for retaining the seller’s management team and keeping their branding and legacy intact. Accordingly, the sellers remain actively involved in the business and many have remained employed with us for years beyond the closing of the acquisition. We believe there is significant opportunity to expand our dealership footprint in regions with strong boating cultures. While we have a strong presence in the Southeastern portion of the United States, there are several areas of opportunity in states adjacent to our current geographic footprint as well as states in new regions in the Midwest and Western United States. We continue to strategically evaluate potential acquisitions and as a result of our reputation in the marketplace, we expect our pipeline of potential acquisitions to remain strong.

Industry Trends and Market Opportunity
U.S. Recreational Boating Industry
Recreational boating is a well-established American pastime that attracts millions of people each year to the water. While Florida is the leading state for new boating sales and registrations due to its abundance of both fresh water and salt water, boating is very popular throughout the United States with Texas, Michigan, North Carolina, and New York representing the rest of the top five states for new marine retail expenditures.
In 2024, $55.6 billion was spent on retail boating sales, which has contributed to annual growth of 5% percent since 2012. Consumer marine spending includes purchases of new and pre-owned boats; marine products such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. New boat sales and pre-owned boat sales constituted 38% and 18% of 2024 boating retail sales, respectively, based on industry data from the National Marine Manufacturers Association (“NMMA”). The NMMA estimates that approximately 859,000 pre-owned boats were sold in 2024. Non-boat sales include aftermarket accessories (22% of total 2024 boating retail sales) and finance & insurance products and ancillary services, such as insurance, maintenance and fuel (22% of total 2024 boating retail sales). The strategic acquisitions we made in our Distribution segment have increased our presence in the significant aftermarket accessories market.
Boat sales volumes are correlated with consumer confidence and the availability of consumer credit. Innovation, including updated boat configurations, hull designs, wake gates and other electronics, contribute to shorter boat upgrade cycles which typically results in higher unit sales volume. Pre-owned traditional powerboat sales were approximately $9.7 billion in 2024, which represents a decrease of 5.6% compared to 2023. After the significant growth in 2020 and 2021, pre-owned traditional powerboat sales have normalized following the COVID-19 pandemic but still remain in excess of the pre-pandemic level of $9.2 billion in 2019. With the exception of 2020 - 2022, pre-owned traditional powerboat sales have remained relatively consistent since 2006 and through economic cycles. The boat dealership market is highly fragmented with approximately 4,000 dealerships nationwide, and the majority of retailers are owner-operated with three stores or fewer. Independent retailers typically offer a limited selection of boat brands, and they predominantly focus on new boat sales with less expertise and capacity to create a meaningful business from non-boat sales such as finance & insurance products.
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
New and Pre-Owned Boat Sales
Our Dealership segment focuses primarily on the sale of new and pre-owned recreational boats, including saltwater fishing boats, pontoon, runabout, wake/ski boats, and yachts. We offer products from a broad variety of manufacturers and brands without relying on any one manufacturer or brand in particular. No single brand accounted for more than 7% of our total sales volume in fiscal year 2025. We also sell pre-owned versions of the brands we offer and pre-owned boats of other brands we take as trade-ins or acquire. During fiscal year 2025, new boat sales accounted for approximately $1,158.2 million or 61.9% of our consolidated revenue, and pre-owned boat sales accounted for approximately $363.9 million or 19.4% of our consolidated revenue.
We offer new and pre-owned recreational boats in a broad range of product categories. We believe that the product lines and brands we offer are among the highest quality within their respective market categories, with well-established brand recognition and reputations for quality, performance, styling and innovation.
Fishing Boats. Revenue from fishing boats comprised 37% of our new boat revenue for fiscal year 2025. The fishing boats we offer range from entry-level models to advanced models, from brands such as Everglades, Grady-White, Pursuit, Sportsman, Cobia and World Cat, each designed for fishing and water sports in lakes, bays and off-shore waters, with cabins with limited live-aboard capability. The fishing boats we offer typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads and fresh and saltwater washdowns.
Pontoon Boats and Runabouts. Revenue from pontoon boats and runabouts comprised 28% of our new boat revenue for fiscal year 2025. We offer a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs, from brands such as Bennington and Barletta. Our runabouts, such as Cobalt, Regal and Yamaha, target the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. The models we offer may include amenities such as advanced navigation electronics and sound systems, a variety of hull, deck, and cockpit designs that can include a swim platform, bow pulpit and raised bridges, and swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. With a variety of designs and options, the pontoon boats and runabouts we offer appeal to a broad audience of boat enthusiasts and existing customers.

Wake/Ski Boats. Revenue from wake/ski boats comprised 3% of our new boat revenue for fiscal year 2025. The ski boats we offer range from entry-level models to advanced models, from brands such as Axis and Malibu, all of which are designed to generate specific wakes for optimal skiing, surfing and wakeboarding performance and safety. With a broad range of designs and options, the ski boats we offer appeal to both competitive and recreational users.
Yachts. Revenue from yachts comprised 27% of our new boat revenue for fiscal year 2025. The yachts we offer range from traditional models to advanced models, from brands such as Absolute, Riviera, Tiara, HCB and Sunseeker. The yacht product lines typically include state-of-the-art designs with live-aboard luxuries, offering amenities such as flybridges with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations.
Motors, Trailers, Personal Water Crafts (“PWC”), Wholesale and Other. Revenue from motors, trailers, PWC, wholesale and other sales comprised 5% of our new boat revenue for fiscal year 2025. The motors and trailers we offer range in size, horsepower, length and style dependent upon the type of boat our customers may own. We offer PWC, primarily including models from Yamaha and Sea Doo, which appeal to a broad audience of customers. Wholesale sales primarily consist of transactions with other dealers and other sales include the remaining new inventory products we offer.
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
Fee income generated from finance & insurance products accounted for approximately $55.0 million or 2.9% of our revenue during fiscal year 2025. We believe that our customers’ ability to obtain competitive, prompt and convenient financing at our dealerships strengthens our ability to sell new and pre-owned boats and gives us an advantage over many of our competitors, particularly our smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate enough finance & insurance product volume to attract the broad range of financing sources that are available to us.
Service, Parts & Other
Service, parts & other accounted for approximately $295.3 million or 15.8% of our revenue during fiscal year 2025 and is comprised of revenues generated from our Dealerships and Distribution reporting segments.
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
The acquisitions of T-H Marine and PartsVu expanded our sale of marine related parts and accessories, including general boat accessories, electronics (GPS, radar, sonar, etc.), original equipment manufacturer (“OEM”) marine parts, boat performance items, access hatches, jack plates, deck plates, deck hardware, live well aeration, bilge pumps, plumbing fittings, battery trays, fishing rod holders, boat lights, rigging accessories, trolling motor accessories, and safety equipment. These products are sold to boat manufacturers, distributors, big box retailers, boat dealerships and after-market customers.
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
Locations
In our Dealership segment, we offer new and pre-owned recreational boats and other related marine products and boat services through 95 dealerships in 17 states as of September 30, 2025. Each dealership generally includes an indoor showroom and an outside display area for our new and pre-owned boat inventories, along with a business office to facilitate finance & insurance products and repair and maintenance services facilities. We also have 9 locations spanning 4 states in our Distribution segment. The use of these facilities varies and primarily includes manufacturing facilities, distribution centers, warehouses, administrative and product testing centers.
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
Each of our dealerships offers our customers the opportunity to evaluate a variety of new and pre-owned boats in an environment that is convenient, comfortable and professional. Our dealerships provide a full-service purchasing process, which includes attractive finance & insurance packages and extended third-party service agreements. We have a number of waterfront dealerships, most of which include marina-type facilities and docks at which we display our new and pre-owned boats. These waterfront dealerships and marinas are easily accessible to boating customers, operate as in-water showrooms and enable our sales team to give potential customers impromptu in-water demonstrations of our various boat models. Our sales team members are providing certain customers with the option of in-person or virtual walkthroughs of inventory and/or private, at home or on water showings. We continue to expand our online presence and sales through digital platforms to engage in online new and pre-owned boat sales, parts and accessories as well as finance & insurance products. We continue to launch tools for our customer relationship management system, our websites and online sales portals, which we expect to be further enhanced by our continued investments in digital initiatives.
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
We offer a wide array of new boats at various price points through relationships with over 35 manufacturers covering more than 50 brands. We believe we are currently a top-three customer for 24 of our brands and the single largest customer for each of our top five highest-selling brands. While we believe our order volume amounts to between 10% to 40% of total sales for those top five brands, no single brand accounts for more than 7% of our total sales volume. Additionally, our top brand only accounts for approximately 11% of new boat sales. However, sales of new boats from the top ten brands represent approximately 41% of our total sales volume for fiscal year 2025.
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
Our inventory turnover ratio, which is calculated as cost of goods sold for the period divided by the average inventory over the same period, was 2.6x and 2.2x for fiscal years 2025 and 2024, respectively.
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
We are party to our Inventory Financing Facility (as defined below). For the years ended September 30, 2025, 2024 and 2023, interest on new boats and for rental units was calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility section below). Our Inventory Financing Facility requires us to pay the benchmark rate plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. The interest rate for pre-owned boats is calculated using the new boat rate set forth above plus 0.25%.
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
Seasonality
Our business, along with the entire retail marine industry, is highly seasonal, and such seasonality varies by geographic market. With the exception of Florida, we generally realize lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. Over the three-year period ended September 30, 2025, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 20%, 27%, 30%, and 23%, respectively, of our average annual revenues. Every January, the onset of consumer boat and recreation shows generally marks the beginning of an increase in boat sales which allows us to begin to reduce our inventory levels and related short-term borrowings for the remainder of the fiscal year.
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
Additionally, state and local jurisdictions in the United States where we operate also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities, which requirements may impose additional, or more stringent, conditions or controls than required under federal law and that can significantly alter, delay or cancel the permitting, development, or expansion of operations or substantially increase the cost of doing business. Environmental and occupational health and safety laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental concerns such as air and water impacts or to address perceived human health or safety-related concerns, including a global or national health crisis, are expected to continue to have a considerable impact on our operations.
As with companies in the marine retail industry generally, and parts and service operations in particular, our business involves the use, handling, storage and contracting for recycling or disposal of petroleum-based products and wastes, as well as other hazardous and toxic substances and wastes, including gasoline, diesel fuels, motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, and degreasing agents. Environmental and occupational health and safety laws and regulations generally impose requirements for the use, storage, management, handling, transport and disposal of these materials, and restrict the level of pollutants emitted into the environment, including into ambient air, discharges to surface water, and disposal or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties or liabilities to third parties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Moreover, there exist environmental laws that provide for citizen suits, which allow individuals or organizations to act in the place of the government and sue operators for alleged violations of environmental law.
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
We are also subject to laws and regulations governing the investigation and remediation of contamination at the facilities we currently or formerly own or operate, as well as at third-party sites to which we send hazardous substances or wastes for treatment, recycling or disposal. Some environmental laws, such as CERCLA and similar state statutes, impose strict joint and several liability for the entire cost of investigation and remediation of a contaminated property and for any related damages to natural resources, upon current or former site owners or operators, as well as persons who arranged for the transportation, treatment or disposal of hazardous substances. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of, or exposure to, hazardous substances at our current or former properties or off-site waste disposal sites or from the products we sell.
Additionally, certain of our locations utilize underground storage tanks (“USTs”) and aboveground storage tanks (“ASTs”), primarily for storing and dispensing petroleum-based products. The USTs and ASTs are generally subject to federal, state and local laws and regulations that require obtaining financial assurance to own or operate USTs and ASTs, testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks. Moreover, if leakage from our USTs or ASTs migrates onto the property of others, we may be liable to third parties for remediation costs, natural resource damages or other damages.
Increasingly strict environmental, health and safety laws, regulations and enforcement policies could affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste and could result in increased operating costs or capital expenditures to comply with such laws and regulations. Additionally, we are required to have permits for our businesses and are subject to licensing regulations. From time to time, these permits and licenses are subject to renewal, modification, and in some circumstances, revocation.
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
Product Liability
Our sale and servicing of boats and other watercraft as well as the sale of parts and accessories which we manufacture may expose us to potential liabilities for personal injury or property damage claims relating to the use of such products. Historically, product liability claims have not materially affected our business. Our manufacturers generally maintain product liability insurance, and we maintain third-party liability insurance with respect to the sale and servicing of boats and other watercraft. In addition, for products we manufacture, we maintain product liability insurance. We believe all such insurance coverage to be adequate. However, we may experience legal claims in excess of our insurance coverage, and those claims may not be covered by insurance. Furthermore, any significant claims against us, or an increase in insurance premiums resulting from excessive insurance claims, could adversely affect our business, financial performance and results of operations and result in negative publicity.
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
Intellectual Property

We are the registered holder of a U.S. trademark and a domain name that include our primary brand name “OneWater”. Additionally, we have obtained registered trademarks for Star brite®, Star Tron®, Performacide® and other trade names used on our products. We also rely on a number of trade names with respect to the regional dealer groups that we have acquired, which we do not re-brand under our “OneWater” mark, and most of these regional brand names are also trademarked. We view our trademarks as significant assets because they provide product recognition. We believe that our trademarks provide protection in the geographic markets we serve, but we cannot assure that our intellectual property rights can be maintained or successfully asserted in the future or will not be invalidated, circumvented or challenged. We cannot give any assurance that any trade name and trademark applications that we may file in the future will be granted.
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
Human Capital Resources
As of September 30, 2025, we had 2,231 employees, 1,973 of whom were in location-level operations and 258 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.
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
Our Offices
Our principal executive offices are located at 6275 Lanier Islands Parkway, Buford, Georgia 30518, and our telephone number at that address is 678-541-6300. Our website address is www.onewatermarine.com. Within the Investor Relations section of our website, the following documents are available free of charge: the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These materials are made available through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through its website. References to the Company’s website in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report on Form 10-K.
Our Corporate Structure
OneWater Inc. was incorporated as a Delaware corporation in April 2019 for the purpose of completing the IPO and related transactions. On February 12, 2020, in connection with the IPO, OneWater Inc. became a holding company whose sole material asset consists of units in OneWater LLC (the “OneWater LLC Units”). OneWater LLC holds all of the equity interest in One Water Assets & Operations (“OWAO”), which owns all of our operating assets. The remainder of the OneWater LLC Units not held by OneWater Inc. (and its direct and indirect wholly owned subsidiaries) were held, prior to March 31, 2025, by certain Legacy Owners, who also held one share of our Class B common stock, par value $0.01 per share (the "Class B common stock"), for each OneWater LLC Unit such person held. References in this Form 10-K to the “Legacy Owners” refer to the owners of OneWater LLC as they existed immediately prior to the Reorganization.
During the fiscal year ending September 30, 2025, all of the remaining OneWater LLC Units then held by the Legacy Owners were exchanged, on a one-for-one basis and in accordance with the fourth amended and restated limited liability company agreement of

OneWater LLC (the “OneWater LLC Agreement”), for 1,429,940 shares of our Class A common stock, par value $0.01 per share ("Class A common stock"), together with the cancellation of all of the remaining shares of our Class B common stock (the "Final Redemption"). Accordingly, as of December 2, 2025, OneWater Inc., directly and indirectly through its wholly owned subsidiaries, owns 100.0% of OneWater LLC.
As the sole managing member of OneWater LLC, OneWater Inc. operates and controls all of the business and affairs of OneWater LLC, and through OneWater LLC and its subsidiaries, conducts its business. As a result, we consolidate the financial results of OneWater LLC and its subsidiaries. Prior to the Final Redemption, we reported temporary equity related to the portion of OneWater LLC Units not owned by us, which reduced net income (loss) attributable to the holders of our Class A common stock.
Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors:

Name	Position	Age

P. Austin Singleton	Founder, Executive Chairman and Director	52

Anthony Aisquith	Chief Executive Officer and Director	58

Jack Ezzell	Chief Operating Officer, Chief Financial Officer and Secretary	55

John F. Schraudenbach	Lead Independent Director	66

Bari A. Harlam	Director	64

Carmen Bauza	Director	63

Christopher W. Bodine	Director	70

J. Steven Roy	Director	65

Jeffery B. Lamkin	Director	56

John G. Troiano	Director	55
Executive Officers
P. Austin Singleton has served as our Executive Chairman of the Board since August 2025, as our Chief Executive Officer from April 2019 to August 2025, as a Director since April 2019, as the Chief Executive Officer of OneWater LLC from its formation in 2014 to August 2025, and the Chief Executive Officer of Singleton Marine, which later merged with Legendary Marine to form OneWater LLC, from 2006 to August 2025. Mr. Singleton served on the Board of Managers of OneWater LLC since its formation in 2006 until the Reorganization. Mr. Singleton first joined Singleton Marine in 1988, shortly after his family founded Singleton Marine in 1987. Prior to his role as the Executive Chairman of the Board, Mr. Singleton worked in substantially all positions within the dealership from the fuel dock, to the service department, to the sales department, to general manager. Mr. Singleton studied Business and Finance at Auburn University. Mr. Singleton was selected as a director due to his extensive management and industry experience.
Anthony Aisquith has served as our Chief Executive Officer since August 2025, as our President and Chief Operating Officer from April 2019 to August 2025 and as a Director since May 2020. Mr Aisquith has served as the Chief Executive Officer of OneWater LLC (including its predecessor entity, Singleton Marine) since August 2025 and as the President and Chief Operating Officer from 2008 until August 2025. Mr. Aisquith served on the Board of Managers of OneWater LLC from 2014 until the Reorganization. Mr. Aisquith has over 25 years of experience in the boating industry, and prior to joining OneWater LLC in 2008, he held several senior management positions at MarineMax (NYSE: HZO). Specifically, from 2003 to 2008, he served as Vice President, and from 2000 to 2008, he served as a Regional President, overseeing MarineMax’s operations in Georgia, North and South Carolina, Texas and California. Prior to serving as Regional President, Mr. Aisquith held a variety of management and sales positions at MarineMax. Before joining MarineMax in June of 1995, Mr. Aisquith worked for ten years in the auto industry. Our board of directors (the “Board of Directors”) believes Mr. Aisquith’s extensive industry experience and his familiarity with the Company qualify him to serve as a director.

Jack Ezzell has served as our Chief Operating Officer and Chief Financial Officer since August 2025 and as our Chief Financial Officer from April 2019 to August 2025. Mr. Ezzell has served as the Chief Operating Officer and Chief Financial Officer of OneWater LLC since August 2025 and as the Chief Financial Officer from 2017 until August 2025. Mr. Ezzell has over 25 years of accounting and finance experience, with over 20 years of experience in the boating industry specifically. Immediately prior to beginning his tenure as Chief Financial Officer of OneWater LLC, Mr. Ezzell was a General Manager at MarineMax (NYSE: HZO), where he oversaw all dealership operations at MarineMax’s Clearwater and St. Petersburg, Florida locations. From 2010 to 2015, Mr. Ezzell served as Chief Accounting Officer of Masonite International Corporation (NYSE: DOOR), and from 1998 to 2010, he served as the Controller and as the Chief Accounting Officer at MarineMax. Prior to joining MarineMax, Mr. Ezzell began his career as an auditor for Arthur Andersen. Mr. Ezzell is a Certified Public Accountant and obtained his Bachelor of Science in Accounting from Western Carolina University.
Non-Employee Directors
John F. Schraudenbach has served on our Board of Directors since the closing of our IPO and has served as Lead Independent Director since August 2025. He previously served as Chairman of the Board of Directors from 2023 until August 2025 and prior to that as the Audit Committee Chair. Mr. Schraudenbach is a partner with The Goodwin Group, an executive retained search firm. Prior to joining Goodwin, Mr. Schraudenbach held various positions (primarily as an audit partner) at Ernst & Young for 37 years until his retirement in June 2019. He currently serves on the Board of Directors and as Chair of the Audit Committee at Proficient Auto Logistics (NASDAQ: PAL), a leading provider of vehicle transportation and logistics solutions. In addition, Mr. Schraudenbach serves on the Board of Directors of Printpack, Inc., a private manufacturer of packaging materials for consumer products and other industries. Mr. Schraudenbach also serves on the University of Georgia Foundation Board as well as various other civic organizations. Mr. Schraudenbach received both a Bachelor and Masters of Accounting from the University of Georgia. He was a Certified Public Accountant. Our Board of Directors believes Mr. Schraudenbach is qualified to serve on our Board of Directors because of his substantial financial and business expertise.
Bari A. Harlam was appointed to our Board of Directors on May 12, 2020. Ms. Harlam is a business leader, marketer, educator and author. From April 2018 to March 2020, Ms. Harlam served as Chief Marketing Officer North America at Hudson’s Bay Company (TSX: HBC). She has also served on the Board of Directors of Eastern Bankshares, Inc. (NASDAQ: EBC) since February 2014, of Aterian, Inc. (NASDAQ: ATER) since February 2020, and of Champion Petfoods, LP from March 2020 to March 2023. Ms. Harlam also served on the Board of Directors of Rite Aid Corporation (formerly NYSE: RAD) from September 2020 to August 2024. Prior to her time at Hudson’s Bay Company, she was EVP, Membership, Marketing & Analytics at BJ’s Wholesale Club (NYSE: BJ) from July 2012 to December 2016. Before joining BJ’s Wholesale Club, she served as Chief Marketing Officer at Swipely, now called Upserve, from August 2011 to July 2012 and prior to that, she served as SVP, Marketing at CVS Health (NYSE: CVS) from 2000 to August 2011. Early in her career, she was a Professor at Columbia University from July 1989 to July 1992 and The University of Rhode Island from July 1992 to July 2000. In addition, she was an Adjunct Professor at The Wharton School at The University of Pennsylvania from January 2015 to May 2018. She received a Bachelor of Science in Marketing and Decision Sciences, a Master of Science in Econometrics and a Ph.D. in Marketing from The University of Pennsylvania, The Wharton School. Our Board of Directors believes that Ms. Harlam is qualified to serve on our Board of Directors because of her extensive business and marketing experience as well as her prior board experience.
Carmen Bauza was appointed to our Board of Directors on March 1, 2023. Ms. Bauza currently serves on the Board of Directors of Zumiez, Inc. (NASDAQ: ZUMZ) and Destination XL Group, Inc. (NASDAQ: DXLG). She was previously a director at Walmart de Mexico (WALMEX) and on the board of managers at Claire’s, Inc. Most recently, Ms. Bauza served as the Chief Merchandising Officer at Fanatics, Inc. from January 2019 until April 2021. Prior to that, she was the Chief Merchandising Officer at HSN from November 2016 until December 2017 and the Senior Vice President, General Merchandise Manager Consumables, Health and Wellness at Walmart, Inc. (NYSE: WMT) from June 2007 to October 2016. She previously held roles at Bath & Body Works, Inc. (NYSE: BBWI), Five Below, Inc. (NASDAQ: FIVE) and The Walt Disney Company (NYSE: DIS). Ms. Bauza currently serves as a member of the board of trustees at Seton Hill University and as a member of the advisory board of RoundTable Healthcare Partners Council. Ms. Bauza is a graduate of Seton Hill University where she studied fashion merchandising and business management. Our Board of Directors believes Ms. Bauza is qualified to serve on our Board of Directors because of her extensive business and marketing experience as well as her prior board experience.
Christopher W. Bodine has served on our Board of Directors since the closing of our IPO. Mr. Bodine retired as President, Health Care Services at CVS Health Corp (formerly CVS Caremark Corporation) (NYSE: CVS) (“CVS”) after 24 years with CVS in 2009. During his tenure as President, Mr. Bodine was responsible for Strategy, Business Development, Trade Relations, Sales and Account Management, Pharmacy Merchandising, Marketing, Information Technology, and Minute Clinic. Mr. Bodine is currently Chairman and Director of Continuum RX Services, Inc. Mr. Bodine is also a Venture Partner at NewSpring Capital and a Director of Russell Medical Center Foundation. Prior to these positions, he was a director at Allergan Plc (NYSE: AGN), Fred’s, Inc. (NASDAQ: FRED) and Nash-Finch Company. Mr. Bodine formerly served as a Trustee for Bryant University and is active with the Juvenile Diabetes Research Foundation and the American Heart Association. Mr. Bodine attended Troy State University and received an Honorary Doctorate Degree in Business Administration from Johnson & Wales University. Our Board of Directors believes Mr. Bodine is qualified to serve on our Board of Directors because of his prior leadership experience and his public company experience.
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
Jeffrey B. Lamkin has served on our Board of Directors since the closing of our IPO and served on the Board of Managers and on the Compensation Committee of OneWater LLC (including its predecessor entity, Singleton Marine) from 2012 until the IPO. Mr. Lamkin currently serves as the Chief Executive Officer of Sea Oats Group, a family office focused on luxury lifestyle businesses, and has served in this capacity since 2001. In addition to his role at Sea Oats Group, he serves as the Chief Executive Officer of Cinnamon Shore, a beach town development in Texas, and he is involved with the development of Lively Beach, a beach town development in Texas. Prior to his positions with Sea Oats Group and Cinnamon Shore, Mr. Lamkin spent approximately 16 years in the advertising and marketing industry, specializing in non-traditional media solutions, where he advised many Fortune 100 companies on marketing investments. Mr. Lamkin received a Bachelor of Science with a concentration in Management and a minor in Economics from Towson State University. Our Board of Directors believes Mr. Lamkin is qualified to serve on our Board of Directors because of his extensive business experience and his familiarity with OneWater LLC.
John G. Troiano has served on our Board of Directors since the closing of our IPO and served on the Board of Managers and as Chairman of the Compensation Committee of OneWater LLC from October 2016 until the IPO. Mr. Troiano is the Managing Partner and CEO of The Beekman Group (collectively “Beekman”), which he co-founded in 2004. Mr. Troiano spent two years at the mergers and acquisitions boutique firm Gleacher & Company, Inc. before joining Onex Corporation (TSX: ONEX) in 1996, where he became a Managing Director in Onex Corporation’s New York office in 1999. Mr. Troiano serves on the board and is a chairman of numerous Beekman portfolio companies. Mr. Troiano is on the board of two academic institutions and is involved with various charitable organizations. Mr. Troiano graduated summa cum laude with a B.S. in Economics from The Wharton School of The University of Pennsylvania with concentrations in Finance and Accounting. Mr. Troiano then earned an M.B.A. from Harvard Business School. Our Board of Directors believes Mr. Troiano is qualified to serve on our Board of Directors because of his financial expertise and prior professional experience.
Item 1A.    Risk Factors.
Investing in our Class A common stock involves risks. Before making any investment decision, you should carefully consider the information in this Annual Report on Form 10-K, including the risks described below, the matters addressed under “Special Note Regarding Forward-Looking Statements,” our consolidated financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Some of these risks include:
•General economic conditions and consumer spending patterns can have a material adverse effect on our business, financial condition and results of operations.
•Severe weather events, including hurricanes, floods, and other natural disasters, can disrupt our operations, damage inventory or facilities, impact customer demand, and materially and adversely affect our business, financial condition, and results of operations.
•Changes in geopolitical conditions—including fluctuations in tax laws, the imposition or increase of tariffs, trade restrictions, international supply chain disruptions, and other governmental policies—can increase our costs, limit product availability, and adversely affect consumer demand and our overall operating performance.
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
•OneWater Inc. is a holding company. OneWater Inc.’s only material asset is its direct and indirect equity interest in OneWater LLC, and OneWater Inc. is accordingly dependent upon distributions from OneWater LLC to pay taxes, make payments under the Tax Receivable Agreement and cover OneWater Inc.’s corporate and other overhead expenses.

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
•Climatic events may adversely impact our operations, disrupt the business of our third party vendors on whom we rely upon for products and services, and may not be adequately covered by our insurance.
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
General economic conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit, fuel prices, levels of discretionary personal income, interest rates, periods of economic or political instability, public health crises, inflation, international trade policies, and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce or defer consumer spending in the markets we serve and adversely affect our business. Consumer spending, including that of high net worth individuals, on discretionary goods may also decline as a result of political uncertainty and instability, even if prevailing economic conditions are generally favorable. Economic conditions in areas in which we operate dealerships, particularly the Southeast and Gulf Coast regions in which we generated approximately 80%, 79% and 81% of our revenue during fiscal years 2025, 2024 and 2023, respectively, could have a major impact on our operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, wintry conditions or other storms, environmental conditions and specific events, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.
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
We depend on our manufacturers for the sale of new boats. Sales of new boats from our top ten brands represents approximately 40.8%, 41.7% and 39.4% of total revenues for the fiscal years ended September 30, 2025, 2024 and 2023, respectively, making them major suppliers of our company. Of this amount, Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 12.2%, 13.1% and 13.9% of our total revenues for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Any adverse change in the reputation, product development efforts, technological advancement, manufacturing capabilities, supply chain and third-party suppliers and financial condition of our manufacturers and their respective brands, would have a substantial adverse impact on our business. Any difficulties encountered by our manufacturers resulting from economic, financial, or other factors could also adversely affect the quality and amount of new boats and products that they are able to supply to us and the services and support they provide to us.
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
Over the three-year period ended September 30, 2025, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 20%, 27%, 30% and 23%, respectively, of our average annual revenue. With the exception of Florida, we generally realize lower sales and higher levels of inventories, and related floor plan borrowings, in the quarterly periods ending December 31 and March 31. Revenue generated from our dealerships in Florida serves to offset generally lower winter revenue in our other states and enables us to maintain a more consistent revenue stream. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related floor plan borrowings throughout the remainder of the fiscal year. We also have various dealerships in the Northeast and Midwest region of the United States, which typically experience colder temperatures in the winter months. The impact of seasonality on our results of operations could be materially impacted based on the location of our acquisitions. For example, the impact of seasonality could change if we acquire additional marine retailers that operate in colder regions of the United States, or if we acquire additional distribution businesses. Additionally, due to a global health crisis or other external factors, our seasonal trends may also change as a result of, among other things, dealership closures, disruptions to the supply chain and inventory availability, manufacturer delays, or cancellation of boat shows.
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
Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 83 additional dealerships and 12 warehouses/distribution centers through 35 acquisitions. Additionally, we actively evaluate and pursue acquisitions on an ongoing basis. We continue to strategically evaluate and monitor our pipeline for potential acquisitions. Each acquired marine retailer operated independently prior to our acquisition. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired marine retailers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our companies. We may not be able to oversee the combined entity efficiently, realize anticipated synergies or effectively implement our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to successfully pursue our acquisition strategies or effectively operate the combined entity could have a material adverse effect on our rate of growth and operating performance. Further, if we acquire businesses or products that depend on a small number of customers and we are unable to retain key customers following the acquisition, our revenues may be adversely affected.
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
If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our Class A common stock for acquisitions will depend on the market value of our Class A common stock and the willingness of potential sellers to accept our Class A common stock as full or partial consideration. Our inability to use our Class A common stock as consideration, to generate cash from operations or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements contain financial covenants and other restrictions with which we must comply, including limitations on the incurrence of additional indebtedness and cash liquidity requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations. For additional information relating to our credit arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements” in this Annual Report on Form 10-K.
Risks Related to Our Operations
The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory, the ability and willingness of our customers to finance boat purchases and our ability to fund future acquisitions.
OneWater LLC and certain of its subsidiaries are parties to the Inventory Financing Facility, which consists of uncommitted inventory floorplan financing of up to $497.1 million in addition to overtrade capacity availability of up to $38.7 million as of November 17, 2025. Failure to extend or source alternative financing arrangements could adversely impact our business. As of September 30, 2025 and 2024, we had an aggregate of $419.7 million and $443.4 million, respectively, outstanding under the Inventory Financing Facility. We rely on the Inventory Financing Facility to purchase and maintain our inventory of boats. For additional information relating to the terms of our Inventory Financing Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements—Inventory Financing Facility.”
Effective August 9, 2022, we entered into the A&R Credit Facility (together with the Inventory Financing Facility, the “Credit Facilities”), which provides for, among other things, (i) a single tranche of Revolving Commitments in an amount equal to $65.0 million (the “Revolving Facility”) and (ii) a single tranche of Initial Term Loans in an aggregate principal amount equal to $445.0 million (the “Term Facility”). As of September 30, 2025, we had $367.1 million outstanding under the Term Facility and $47.2 million outstanding under the Revolving Facility. For additional information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Our ability to borrow under the Credit Facilities depends on our ability to continue to satisfy our covenants and other obligations under the Credit Facilities. In particular, our ability to borrow under our Inventory Financing Facility depends on the ability of our manufacturers to be approved vendors under our Inventory Financing Facility. The aging of our inventory limits our borrowing capacity as defined curtailments under the Inventory Financing Facility reduce the allowable advance rate as our inventory ages. Depressed economic conditions, weak consumer spending, turmoil in the credit markets and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Credit Facilities to fund our operations. Accordingly, under such circumstances, it may be necessary for us to close dealerships, further reduce our expense structure, liquidate inventory below cost to free up capital, or seek to modify the covenants with our lenders. Any inability to utilize the Credit Facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Credit Facilities or replace or supplement the Credit Facilities, which may not be possible at all or under commercially reasonable terms. As of September 30, 2025, we were in compliance with all of the covenants under our Credit Facilities.
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
Our success depends upon our ability to procure sufficient inventory for our needs and to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. Our products appeal to consumers across a number of states who are, or could become, boat owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We experienced inventory shortages in marine retail products in fiscal year 2021 during a period of high demand, and it is possible that shortages could occur again in the future. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order product several months in advance, although such orders are not binding until the merchandise is delivered to our locations. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of product to satisfy consumer demand or sales orders or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.
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
Consumers are increasingly embracing shopping online and through mobile commerce applications. However, consumer preferences and e-commerce buying trends could change, and we may be vulnerable to additional risks and uncertainties associated with online sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Online marketplaces may also increase our access to sensitive, confidential or personal data or information that is subject to data privacy and information security laws and regulations. Our failure to successfully manage or respond to these risks and uncertainties could reduce our online sales, increase our costs, diminish our growth prospects, damage our brands, and subject us to regulatory fines or penalties, investigations or judgments, which could negatively impact our operations and stock price. In addition, there is no guarantee that we will be able to successfully expand our online platforms. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which could place us at a competitive disadvantage. If we are unable to expand our online platforms, our growth plans could suffer, and the price of our Class A common stock could decline.
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
Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2025, we had approximately $91.6 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.
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
We have undertaken restructuring and cost-reduction initiatives in the past, and any such initiatives—whether previously implemented or undertaken in the future—may not achieve their intended results. From time to time, we evaluate our operations and implement restructuring plans, cost-cutting measures, or strategic realignments that may include reductions in workforce, consolidation or closure of retail locations, cancellation or modification of dealer relationships, and the discontinuation or reprioritization of information technology or other projects. These initiatives can result in material restructuring charges, including employee-related costs, facility exit costs, contract termination fees, and asset impairments, and may adversely affect our operating results and financial condition. Workforce reductions and organizational changes can also temporarily disrupt operations and reduce productivity. There is no assurance that any restructuring or cost-reduction efforts will achieve or sustain the expected cost savings, operational efficiencies, or other anticipated benefits, or that such benefits will be realized within the expected timeframes.
We primarily lease our locations. If we are unable to maintain those leases or locate alternative sites for our locations in our target markets and on terms that are acceptable to us, our revenues and profitability could be adversely affected.
We currently lease 100 of the real properties where we conduct operations. Most locations operate under long-term leases with an initial term of at least 10 years and one or more renewal options for an additional 5 to 10 years. Additionally, we have entered into location leases with certain related parties for which we incurred $3.6 million in lease expense in the fiscal year ended September 30, 2025. There can be no assurance that we will be able to maintain our existing locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the physical effects of climatic events, including wintry conditions, increased frequency and severity of tropical storms or hurricanes, tornadoes, fires, floods and other natural disasters, as well as sea level rise, could result in the disruption of our operations and/or third party supply chain vendors on whom we rely upon for products and services, including boat deliveries from manufacturers, damage to or inadvertent releases from fueling stations, or damage to or the loss of our boat inventories and facilities as has been the case when the Southeast and Gulf Coast regions and other markets have been affected by hurricanes, such as Hurricane Helene and Hurricane Milton in 2024. Such disruptions in our supply chain could damage our on-site inventory at our locations, result in remedial liability or administrative penalties, or cause serious limitations or delays in the operations of our locations. We maintain hurricane and casualty insurance, subject to deductibles, but such coverage may become significantly more expensive or impossible to procure in the future. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such climatic conditions, and not all such effects can be predicted, eliminated, mitigated, or insured against. Accordingly, while we traditionally maintain property and casualty insurance coverage for damage caused by climatic events, such as severe weather or other natural disasters, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result thereof or that we will be able to procure coverage on commercially reasonable terms for such events in the future.
Environmental and other regulatory issues impact our operations from time to time.
Our operations are subject to stringent federal, state and local laws and regulations governing such matters as finance, insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, releases, discharges and emissions or other releases into the environment and environmental protection, human health and safety, and employment practices, including wage and hour and anti-discrimination legal requirements. These laws and regulations affect many aspects of our operations, such as requiring the acquisition and renewal of permits, licenses and other governmental approvals to conduct regulated activities, including the retail sale of recreational boats, restricting the manner in which we use, handle, store, recycle, transport and dispose of discarded substances and wastes, responding to and performing investigatory, remedial and corrective actions with respect to any discharges and emissions or other release of regulated substances, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific human health and safety criteria addressing worker protection, and imposing liabilities for failure to comply with applicable environmental or other legal requirements, pollution incidents or inappropriate payment or treatment of our workers with respect to our operations. The failure to satisfy those and other legal requirements could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure to comply with those and other legal requirements, or with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of sanctions including monetary penalties, changes to our processes, or a delay, suspension or cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business, results of operations and financial condition.
Numerous governmental agencies, including OSHA, the EPA and similar federal agencies as well as analogous state and local agencies regulate and maintain enforcement authority over the operation of our locations, repair facilities, and other operations, with respect to matters such as consumer protection, human safety and environmental protection, including any contamination of or releases into ambient air, surficial and subsurface soils, surface water and groundwater. Marine engine manufacturers are subject to emissions standards imposed under the CAA, and the EPA has enacted a number of legal requirements imposing more stringent emissions standards for two-cycle, gasoline outboard marine engines. It is possible that regulatory bodies such as the EPA may impose more stringent emissions standards in the future for marine engines, including with respect to recreational use. Any increased costs of those manufacturers producing engines resulting from current or future EPA standards could be passed on to dealers in the retail recreational boat industry, such as ourselves, or could result in the inability of, or potential unforeseen delays by, these manufacturers to manufacture and make timely delivery of recreational boats to such dealers, which developments could have a material adverse effect on our business, results of operations and financial condition. Moreover, we cannot guarantee that we would be able to pass any such increased costs on to our customers, and such increased costs could deter customer interest and otherwise adversely affect boating sales.
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
We are subject to regulation by federal, state, and local authorities establishing investigatory, remedial, human health and environmental quality standards and imposing liability related thereto, which liabilities may include sanctions, including monetary penalties for violations of those standards. Certain of our locations and/or repair facility properties have been operated in the past by third parties whose use, handling and disposal of petroleum-based products or wastes were not under our control. Given the strict liability nature of certain environmental laws, we may be liable for the remediation of such past releases notwithstanding that our operations did not cause or contribute to the contamination.
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
We could be required to conduct remediation in the future in accordance with applicable state and federal standards in the cleanup of petroleum hydrocarbons or other substances or wastes released on, under or from properties owned or leased by us, including some of our properties that were previously used as gasoline service stations. For example, we are performing soil and groundwater monitoring activities as required by applicable state and federal standards. We may also be required in the future to remove USTs, ASTs and inground lifts containing petroleum-based products and hazardous or toxic substances or wastes should they represent a risk of release or threatened release into the environment. Historically, our costs of compliance with these investigatory, remedial and monitoring requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, results of operation and financial condition. We also may have additional storage tank liability insurance and other insurance coverage with respect to pollution-related liabilities where available, but such coverages may be insufficient to address such liabilities. Environmental laws and regulations are comprehensive and subject to frequent change. Compliance with amended, new, or more stringent laws or regulations, more strict interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, our suppliers, or our customers and such expenditures may be material.
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
The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs and eliminate future GHG emissions. Governmental and public concern arising from GHG emissions has resulted in increasing regulatory, political, financial and litigation risks in the United States and globally that target predominantly fossil fuel-related energy entities or their operations, which may have indirect adverse effects on other companies or industries, such as the retail recreational boat industry whose services or products generate GHGs or rely upon motor fuels refined from fossil fuels, which effects could be material.
In the United States, no comprehensive federal climate change legislation has been implemented. Historically, the EPA has adopted rules that, among other things, establish permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from specified sources in the United States, implement standards reducing emissions of methane, a form of GHG, from specified oil and gas sectors, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. While these rules largely do not directly impact our operations, they do represent a concerted effort at the federal level to reduce emissions of GHGs in an effort to mitigate adverse effects associated with climate change. However, the EPA under the Trump Administration has made efforts to repeal or otherwise modify regulation of GHG emissions at the federal level, including issuing a proposal to revoke the EPA's GHG "Endangerment Finding," which underpins the majority of the EPA's GHG regulations. Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, disclosure of climate risk management, and restriction of emissions. We cannot predict whether such efforts will ultimately be successful or what effects they may have on our business or results of operations.
At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020, though the United States is not currently a party to the Paris Agreement. Additionally, various agreements and commitments have been made at the annual Conference of the Parties (“COP”) to eliminate certain fossil fuel subsidies, phase out fossil fuels in energy systems, and pursue further action on non-carbon dioxide GHGs, though none have been legally binding. The Trump Administration has undertaken efforts to decrease the United States’ participation in such initiatives, including the withdrawal of the United States from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change, and has sought other legislative and regulatory changes related to climate change. Notwithstanding the United States' withdrawal from the Paris Agreement, various state and local governments remain committed to the Paris Agreement and, while these agreements and commitments are non-binding, they could result in increased pressure among financial institutions and various stakeholders to reduce demand for fossil fuels, which could have a negative impact on our business or results of operations.
Litigation risks, including lawsuits against fossil-fuel energy companies arising from the production and use of fossil fuels that contribute to global warming effects, such as rising sea levels, erosion and damage to existing physical infrastructure, and financial risks for such entities as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors further exacerbate the potential for these indirect adverse effects. Moreover, the increased competitiveness of alternative “clean” energy sources such as wind and solar photovoltaic could also ultimately reduce demand for fossil fuels and increase the costs of marine motor fuels, which would lead to a reduction in our revenues. Increased focus on non-fossil fuel energy sources and related efforts could reallocate resources or potentially disincentive the production and sale of our products that rely upon fossil fuels, which could have a negative impact on our operations.
Certain jurisdictions are considering or implementing, or have attempted to implement, increased disclosure requirements related to climate change and GHG emissions. For example, the SEC previously released a rule establishing a framework for reporting of climate risks, targets, and metrics. However, the rule is currently paused pending litigation and the case is being held in abeyance until the SEC reconsiders, repeals or otherwise modifies the rule. Further, in October 2023 California passed climate disclosure laws that, among other requirements, will require public and private companies that do business in California with total annual revenues exceeding certain thresholds to make disclosures including GHG emission data and climate-related financial risks. The requirements are currently set to begin taking effect in 2026, with additional requirements phasing in through 2030. These laws are both currently subject to ongoing legal challenges, though the U.S. Court of Appeals for the Ninth Circuit recently issued an injunction on the enforcement of one of the laws. Moreover, some other states in which we operate, such as New York, have attempted to or are considering adopting climate disclosure laws. While many of the laws have been subject to legal challenges and we are still assessing the impact of these requirements, additional reporting obligations could cause us to incur increased costs.
Focus on Sustainability matters could impact our operations and expose us to additional risks.
Societal expectations on companies to address, climate change and other environmental and social impacts, investor, regulatory and societal expectations regarding voluntary and mandatory sustainability-related disclosures may result in increased costs, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital.
Furthermore, public statements with respect to sustainability matters, such as emissions reduction goals or progress, other environmental targets or other commitments addressing certain social issues, are subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. Certain regulators as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain sustainability statements, goals or standards were misleading, false or otherwise deceptive. As a result, we may face litigation risks from private parties and regulatory enforcement from governmental authorities related to our real or perceived sustainability efforts or lack thereof. Additionally, we could face increasing costs as we attempt to comply with and navigate further regulatory focus and scrutiny. Furthermore, we could be criticized by various anti-sustainability stakeholders for the scope of our climate or sustainability related goals or policies, our strategic choices regarding sustainability matters as they may impact our operations now or in the future, or for any revisions to the same, as well as initiatives we may pursue or any public statements we may make. We could be subjected to negative responses by governmental actors (such as anti-sustainability legislation or retaliatory legislative or administrative treatment) or consumers (such as boycotts or negative publicity campaigns), which could adversely affect our reputation, business, financial performance, market access and growth. While we may create and publish voluntary disclosures regarding sustainability matters from time to time, many of the statements in those voluntary disclosures as based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many sustainability matters.
Risks Related to Our Class A Common Stock
OneWater Inc. is a holding company. OneWater Inc.’s only material asset is its direct and indirect equity interest in OneWater LLC, and OneWater Inc. is accordingly dependent upon distributions from OneWater LLC to pay taxes, make payments under the Tax Receivable Agreement and cover OneWater Inc.’s corporate and other overhead expenses.
OneWater Inc. is a holding company and its only material asset is its equity interest in OneWater LLC, which it holds directly and through other direct and/or indirect wholly owned subsidiaries. OneWater Inc. has no independent means of generating revenue, and its ability to pay taxes, satisfy its obligations under the Tax Receivable Agreement (“TRA”), and fund its corporate and other overhead expenses depends on the ability of OneWater LLC to make distributions to OneWater Inc.
Under the OneWater LLC Agreement, and subject to the terms of any current or future debt instruments and applicable law, OneWater LLC is required to make distributions to OneWater Inc. in amounts sufficient for OneWater Inc. to satisfy its tax liabilities and its obligations under the TRA. In prior periods, these distributions were made pro rata to OneWater Inc. and the other holders of OneWater LLC Units; however, as of March 31, 2025, OneWater Inc. is the sole holder of all outstanding OneWater LLC Units. OneWater LLC is also required to make certain non-pro rata payments to OneWater Inc. to reimburse it for corporate and other overhead expenses, which payments are not treated as distributions under the OneWater LLC Agreement.
The ability of OneWater LLC to make distributions to OneWater Inc. depends, in turn, on the ability of OneWater LLC’s subsidiaries to make distributions to OneWater LLC, and may be limited by: (i) the applicable provisions of Delaware law (or other governing jurisdiction) that restrict the amount of funds legally available for distribution; and (ii) restrictions in current or future debt instruments of OneWater LLC, its subsidiaries, or other entities in which it directly or indirectly holds an equity interest. These limitations can restrict the amount, timing, or ability of OneWater LLC or its subsidiaries to make distributions needed by OneWater Inc. to meet its obligations. If OneWater Inc. is unable to receive distributions from OneWater LLC or its subsidiaries when required, OneWater Inc.’s liquidity and financial condition could be materially adversely affected.
In addition, if OneWater Inc. is unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid. Accelerated TRA payments, if triggered, are expected to be funded from the proceeds of the change-of-control transaction giving rise to such acceleration.

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
For example, the Legacy Owners may have different interests from us, especially in light of the Tax Receivable Agreement, that could influence their decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration the Legacy Owners tax or other considerations which may differ from the considerations of us or our other stockholders. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Annual Report on Form 10-K.
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and our bylaws designate the federal district courts of the United States shall be the sole and exclusive forum for the resolution of causes of action arising under the Securities Act of 1933 (the "Securities Act"). These designations could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
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
We do not plan to declare cash dividends on shares of our Class A common stock in the foreseeable future. Additionally, the Credit Facilities place certain restrictions on our ability to pay cash dividends. Any future credit agreements or financing arrangements may also contain restrictions on our ability to pay cash dividends. Consequently, your only opportunities, while such dividend restrictions remain in place, to achieve a return on your investment in us may be to sell your Class A common stock at a price greater than you paid for it. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you paid.
Future sales or issuances of our Class A common stock in the public market, or the perception that such sales or issuances may occur, could reduce our stock price, and any additional capital raised by us through the sale or issuance of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of Class A common stock in subsequent public offerings. We may also issue additional shares of Class A common stock or convertible securities. We have 16,527,533 outstanding shares of Class A common stock as of December 2, 2025. Certain Legacy Owners are party to a registration rights agreement (the “Registration Rights Agreement”), which requires us to effect the registration of certain of their shares of Class A common stock.

On September 6, 2024, we filed a registration statement with the SEC on Form S-3 providing for the registration of an indeterminate number of shares of Class A common stock to be offered, on a primary basis, at indeterminate prices with an aggregate offering price not to exceed $250,000,000.
On July 1, 2022, the first offering period began under the 2021 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2025, the ESPP provides for a maximum issuance of 510,145 shares of Class A common stock, subject to certain adjustments set forth in the ESPP.
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
The Tax Receivable Agreement generally provides for the payment by OneWater Inc. to each holder of rights thereunder, which includes the Legacy Owners and their permitted transferees, if any (a "TRA Holder") of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that OneWater Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of certain increases in tax basis available to OneWater Inc. as a result of the redemption or exchange of OneWater LLC Units in accordance with the OneWater LLC Agreement or that relate to prior transfers of such OneWater LLC Units that will be available to OneWater Inc. as a result of its acquisition of those units, and certain benefits attributable to imputed interest. OneWater Inc. will retain the benefit of the remaining net cash savings.
The terms of the Tax Receivable Agreement commenced upon completion of the IPO and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless OneWater Inc. exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including OneWater Inc.’s breach of a material obligation thereunder or certain mergers or other changes of control), and OneWater Inc. makes the termination payment specified in the Tax Receivable Agreement. In addition, payments OneWater Inc. makes under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Payments under the Tax Receivable Agreement commenced in 2022 and, in the event that the Tax Receivable Agreement is not terminated, are anticipated to continue even after the date of the last redemption of the OneWater LLC Units.
The payment obligations under the Tax Receivable Agreement are OneWater Inc.’s obligations and not obligations of OneWater LLC, and we expect that the payments OneWater Inc. will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of OneWater Inc.’s realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of OneWater Inc.’s ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon significant future events, including but not limited to the amount, character, and timing of taxable income OneWater Inc. generates in the future, the timing and amount of any earlier payments that OneWater Inc. may have made under the Tax Receivable Agreement, the U.S. federal income tax rate then applicable, and the portion of OneWater Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally are calculated by comparing OneWater Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount OneWater Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. Thus, the amount and timing of any payments under the Tax Receivable Agreement are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of OneWater Inc.’s realization of tax benefits. Payments under the Tax Receivable Agreement could have an adverse impact on our liquidity.
The payments under the Tax Receivable Agreement are not conditioned upon a TRA Holder's having a continued ownership interest in OneWater Inc. or OneWater LLC. In addition, certain of the TRA Holders’ rights (including the right to receive payments) under the Tax Receivable Agreement are transferable in connection with transfers permitted under the OneWater LLC Agreement of the corresponding OneWater LLC Units or, subject to OneWater Inc.’s consent (not to be unreasonably withheld, conditioned, or delayed), after the corresponding OneWater LLC Units have been exchanged or redeemed in accordance with the OneWater LLC Agreement. For additional information regarding the Tax Receivable Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Annual Report on Form 10-K.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.
If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to the twelve-month SOFR published by CME Group Benchmark Administration Limited plus 71.513 basis points) and such early termination payment is expected to be substantial. The calculation of anticipated future payments is based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that OneWater Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.
If OneWater Inc. experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at OneWater Inc.’s election or as a result of OneWater Inc.’s breach), OneWater Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreement were terminated immediately after the date hereof, and taking into account any redemptions that occurred prior thereto, the estimated early termination payment would, in the aggregate, be approximately $26.7 million (determined by applying a discount rate equal to the twelve-month SOFR published by CME Group Benchmark Administration Limited plus 71.513 basis points, applied against an undiscounted liability of $37.5 million calculated based on certain assumptions, including but not limited to an estimated blended statutory U.S. federal, state and local corporate income tax rate of 24.7%, no material change in U.S. federal income tax law, and that OneWater Inc. will have sufficient taxable income to utilize such estimated tax benefits). The foregoing number is merely an estimate and the actual payment could differ materially. In the event that OneWater Inc.’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, OneWater Inc. may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to OneWater Inc.’s breach, and we do not currently expect that OneWater Inc. would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that OneWater Inc. will be able to meet its obligations under the Tax Receivable Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreement” in this Annual Report on Form 10-K.
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
Additionally, changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, increases in prevailing tax rates, and removal of certain interest deductions, may influence consumers' decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992, the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in 1988 to a low of $10.3 billion in 1992. Any increase in tax rates, including those on capital gains and dividends, particularly those on high-income taxpayers, could adversely affect our boat sales.
Our future tax liabilities may be greater than expected if our net operating loss ("NOL") are limited.
As of September 30, 2025, we have U.S. federal net operating loss carryforwards of approximately $32.0 million. Utilization of these NOL carryforwards depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone an "ownership change" (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at last 5% of such corporation's stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. None of our U.S. federal NOL carryforwards are currently subject to limitation under Section 382 of the Code. In the event that we were to undergo an ownership change in the future, utilization of our NOL carryforwards would be subject to limitation under Section 382 of the Code. Any unused annual limitation generally may be carried over to later years until they expire. Limitations similar to those applicable under Section 382 of the Code apply for U.S. state income tax purposes. Any limitation on our ability to utilize our NOL carryforwards against income or gain we generate in the future could increase our future tax liabilities and adversely affect our operating results and cash flows.
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
General Risk Factors
Our business operations could be negatively impacted by an outage or breach of our information or operational technology systems or a cybersecurity event.
Our business is dependent upon the successful operation of our information and operational technology systems. Our information and operational technology systems enhance cross-selling opportunities and integrate each level of operations on a company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, marketing and sales management. Our information systems are also used to prepare our consolidated financial and operating data.
Increased global cybersecurity vulnerabilities and cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Risks to our information and operational technology systems include potential breakdowns, invasions, viruses, cyber-attacks, cyber-fraud, security breaches, and unauthorized access to, destruction or interruption of our information or operational technology systems or data or those of third parties with whom we do business. Unauthorized parties have attempted to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our team members, contractors, vendors and temporary staff. While no instances of unauthorized access have been material to date, we continue to attempt to mitigate these risks by employing a number of measures, including employee training, systems and maintenance of protective systems. Despite the implementation of our cybersecurity process, we remain potentially vulnerable to known or unknown threats.
We collect and store sensitive, confidential and personal data and information through the ordinary course of our business that is subject to data privacy and information security laws and regulations. We also work with third-party partners that may in the course of their business relationship with us, collect, store, process and transmit sensitive, confidential or personal data or information on our behalf and in connection with our products and services offerings. Despite our efforts to protect sensitive, confidential or personal data or information, our or our third-party partners’ information or operational technology systems may be vulnerable to security breaches, ransomware theft, cyber phishing attacks, cyber-attacks, including those created through artificial intelligence, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, inability to use our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. While no system failures, cyberattacks or security breaches have been material to date, we may be unable to anticipate, detect or prevent such events. Despite ongoing efforts to improve our ability to protect our information and operational technology systems and data stored thereon or transmitted thereby from compromise, we may not be able to protect all of our information and operational technology systems or data.
Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of security breaches or other cyber-related attacks. It is possible that we might not be aware of a successful cyber-related attack on our systems until well after the incident. Any unauthorized access to or material failure of our information or operational technology systems, or systems used by our third-party suppliers or service providers, could result in negative consequences, including damage to our reputation or competitiveness, compliance, remediation or increased protection costs, or litigation or regulatory action, all of which could have a material and adverse effect on our business, financial condition, operations, or cash flows.
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
•Cybersecurity Training and Awareness: All employees and contractors are required to complete semi-annual cybersecurity awareness training. We also conduct periodic drills and simulated attacks—including simulated phishing exercises and other social-engineering tests—to reinforce training, evaluate user response, and assess the effectiveness of our cybersecurity controls. Employees who do not successfully complete these exercises are required to undergo additional, targeted training to address identified gaps and strengthen overall security readiness.
•Access Controls: We endeavor to limit users' access to no more than necessary to complete their job functions. A multi-factor authentication process has been implemented for employees accessing company information.
•Encryption and Data Protection: We endeavor to use appropriate encryption methods to protect sensitive data. This includes the encryption of customer data, financial information, and other confidential data. We also have programs in place to monitor our retained data with the goal of identifying personal identifiable information and taking appropriate actions to secure the data.
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
Impact of Risks from Cybersecurity Threats
As of the date of this report, though the Company and its third-party service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, financial condition, results of operations or cash flows. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information or operational technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise of our information or operational technology systems.
Board of Directors’ Oversight and Management’s Role
Through the Company’s enterprise risk management program, the Board of Directors is responsible for overseeing cybersecurity, information security, and information and operational technology risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. As part of its program of regular risk oversight, the Audit Committee assists the Board in exercising oversight of the Company’s cybersecurity, information security, and information and operational technology risks. The Board or Audit Committee regularly reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, the Company’s Director of Information Systems is responsible for upward reporting of emerging cybersecurity incidents.

Recognizing the importance of cybersecurity to the success and resilience of our business, the Board considers cybersecurity to be a vital aspect of corporate governance. To facilitate effective oversight, our Information Systems team holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks.
Management is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our cybersecurity risk management efforts are led by our Information Systems team, including our Director of Information Systems, who has worked in the information systems field for over 15 years and has lead our Information Systems team for over 10 years. Our Director of Information Systems oversees our cybersecurity activities and is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Information Systems team is made up of highly experienced professionals with a background in information security, risk management, and incident response. This background includes leading and developing cyber security operations and incident response programs for business organizations, developing comprehensive cyber security strategies, and managing complex cyber security projects across various industries.

Item 2.    Properties.
Our corporate headquarters which we lease, is located at 6275 Lanier Islands Parkway, Buford, Georgia 30518. Additionally, as part of our Dealership segment, we own or lease the following material retail facilities as of September 30, 2025:

Location & Dealer Group	Dealerships Leased	Dealerships Owned
Alabama
Harbor Point Marina	1	—
Harbor View Marine	1	—
Legendary Marine	2	—
Rambo Marine	3	—
Singleton Marine	3	1
Sunrise Marine	1	—
California
Denison Yachting	4	—
Delaware
Taylor Marine Centers	1	—
Florida
Caribee Boat Sales	1	—
Central Marine	3	—
Denison Yachting	13	—
Harbor View Marine	1	—
Legendary Marine	2	—
Marina Mike’s	1	—
Naples Boat Mart	1	—
Ocean Blue Yacht Sales	3	—
Quality Boats	4	—
Sundance Marine	4	—
Sunrise Marine	2	—
Tom George Yacht Group	1	—
Walker’s Marine	6	—
Georgia
Singleton Marine	6	—
Massachusetts
Bosuns Marine	2	—
Maryland
Bosuns Marine	1	—
Denison Yachting	1	—
Taylor Marine Centers	1	—
Monaco
Denison Yachting	1	—
North Carolina
Denison Yachting	1	—
New Jersey
Garden State Yacht Sales	1	—
Stone Harbor Marina	1	—
New York
Denison Yachting	1	—
Ohio
South Shore Marine	1	—
Spend-A-Day Marina	2	—
Rhode Island
Denison Yachting	1	—
South Carolina
Captain’s Choice Marine	2	—
Denison Yachting	1	—
Singleton Marine	2	—
Tennessee
Rambo Marine	—	1
Texas
Phil Dill Boats	1	—
Slalom Shop	3	—
SMG Boats	1	—
Texas Marine	3	—
Virginia
Norfolk Marine Company	1	—
Washington
Denison Yachting	1	—
As part of our Distribution segment, we own or lease the following material warehouses and distribution facilities as of September 30, 2025:

Location & Group	Locations Leased	Locations Owned
Alabama
T-H Marine	3	—
Ocean Bio-Chem	—	1
Florida
PartsVu	1	—
T-H Marine	1	—
Ocean Bio-Chem	—	1
Indiana
T-H Marine	1	—
Oklahoma
T-H Marine	1	—
We believe that our facilities are adequate for our current operations.
Item 3.    Legal Proceedings.
We are involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company as of September 30, 2025, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company's financial condition, liquidity or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is traded on Nasdaq under the symbol “ONEW.” As of December 2, 2025, there were 16,527,533 shares of Class A common stock and no shares of Class B common stock outstanding.
Holders of Record
As of December 2, 2025 there were 6 stockholders of record for our Class A common stock and no stockholders of record for our Class B common stock. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return for our Class A common stock over the five-year period ended September 30, 2025, to two indices: the Russell 2000 Index and the S&P 500 Retail Index. The graph assumes an initial investment of $100 on September 30, 2020, in our Class A common stock, the stocks comprising the Russell 2000 Index, and the stocks comprising the S&P 500 Retail Index. The calculations of cumulative shareholder return on our Class A common stock, the Russell 2000 Index and the S&P 500 Retail Index include reinvestment of dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among OneWater Marine Inc., the Russell 2000 Index
and the S&P 500 Consumer Staples Distribution & Retail Index

$300
$250
$200
$150
$100
$50
$0
9/30/20
9/21
9/22
9/23
9/24
9/25
OneWater Marine Inc.
Russell 2000
S&P 500 Retail

*$100 invested on 9/30/20 in stock and in index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2025 Russell Investment Group. All rights reserved.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	9/30/20	9/30/21	9/30/22	9/30/23	9/30/24	9/30/25

OneWater Marine Inc.	100.00	204.92	153.45	130.56	121.85	80.72
Russell 2000	100.00	147.68	112.98	123.07	156.00	172.78
S&P 500 Retail	100.00	115.02	88.35	100.98	141.42	161.79
Dividends
We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our Board of Directors may deem relevant. See “Risk Factors—Risks Related to Our Class A Common Stock— We do not intend to pay cash dividends on our Class A common stock, and our Credit Facilities place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.”
Recent Sales of Unregistered Securities
None.
Issuer’s Purchases of Equity Securities
On March 30, 2022, the Board of Directors authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Exchange Act, including Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases during the year ended September 30, 2025. As of September 30, 2025, the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. The Company has $48.1 million remaining under the share repurchase program.
Any such share repurchases may be subject to a U.S. federal excise tax. Subject to certain exceptions and adjustments, the amount of the excise tax is generally 1% of the aggregate fair market values of the shares of stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In the past, there have been proposals to increase the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any change would take effect.
Item 6.    [RESERVED]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Report on Form 10-K under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” In light of these risk, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements, except as otherwise required by applicable law.
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 95 dealerships, 9 distribution centers/warehouses and multiple online marketplaces as of September 30, 2025. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine and Ocean Bio-Chem significantly expanded our sales of marine parts and accessories. The combination of our significant scale, diverse inventory, access to premium boat brands, access to a broad array of parts and accessories, and meaningful brand equity enables us to provide a consistently professional experience as reflected in the number of our repeat customers and Dealership same-store sales growth.

We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 83 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 35 acquisitions. Our current portfolio as of September 30, 2025 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.
We report our operations through two reportable segments: Dealerships and Distribution.
As of September 30, 2025, the Dealerships reporting segment includes operations of 95 dealerships in 17 states including Florida, Texas, Alabama and Georgia, among others, and represents 92% of revenues. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations.
As of September 30, 2025, the Distribution reporting segment includes the activity of three of our fully-owned businesses, PartsVu, Ocean Bio-Chem and its subsidiaries and T-H Marine and its subsidiaries, which together operate 9 distribution centers/warehouses in Alabama, Florida, Oklahoma, and Indiana and represents 8% of revenues. The Distribution segment engages in the manufacturing, assembly and distribution of marine-related products (and adjacent industries).
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
Trends and Other Factors Impacting Our Performance
Acquisitions
We have been a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 83 additional dealerships through 30 dealer group acquisitions. Our team remains focused on expanding our dealership growth in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. In addition to dealership acquisitions, the Company has strategically acquired parts and accessories companies as part of our growth and diversification strategy. We have acquired 12 distribution centers and warehouses through the acquisition of 5 parts and accessories companies. We plan to continue to strategically evaluate and complete acquisitions moving forward. For each of the years ended September 30, 2025 and 2024, we completed 1 acquisition during the period.
We have an extensive acquisition track record within the retail marine industry and believe we have developed a reputation for treating sellers and their staff in an honest and fair manner. We typically retain the management team and name of the acquired group. We believe this practice preserves customer relationships and goodwill in the local marketplace. We believe our reputation and scale have positioned us as a buyer of choice for marine retailers who want to sell their businesses. Our strategy is to acquire dealerships at attractive EBITDA multiples and then grow same-store sales while benefiting from cost-reducing synergies. Historically, we have typically acquired dealerships for less than 4.0x EBITDA on a trailing twelve month basis and believe that we will be able to continue to make attractive acquisitions within this range. With the addition of our Distribution segment, we may look to acquire additional parts and accessories manufacturing and distribution companies. Historically, we have acquired manufacturing and distribution companies within a range of 5.0x – 10.0x EBITDA on a trailing twelve-month basis, depending on the size of the business.
General Economic Conditions
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of higher interest rates or inflation, increases to tariff or duty rates, supply chain constraints, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable. The imposition of tariffs on foreign goods and services, as well as any retaliatory tariffs on U.S. goods and services, could increase the price of supplies and materials we rely on to conduct our business, and, thus, negatively impact our operating results. Although rhetoric has de-escalated in recent months (including recent cuts to food tariffs by the U.S.), there is still a high degree of uncertainty surrounding U.S. tariff policy, how it will be implemented, and how other countries will react to it. Economic conditions in areas in which we operate dealerships, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, tornadoes, and other storms, environmental conditions, and global public health concerns and events have and could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements. Set forth below are the estimates that we have identified as critical to our business operations and understanding our results of operations, based on the high degree of judgment or complexity in their application.
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
Goodwill and Other Intangible Assets
In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Others (“ASC 350”), we review goodwill for impairment annually in our fourth fiscal quarter, or more often if events or circumstances indicate that impairment may have occurred. When evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment in accordance with ASC 350. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these inputs that would result in a lower valuation, it could cause the carrying value of the reporting unit to exceed its fair value and thus require the Company to record goodwill impairment.
Identifiable intangible assets as a result of the acquisitions we have completed consist of trade names, developed technologies and customer relationships. We have determined that trade names have an indefinite life, as there is no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the marine retailer, and therefore, are not subject to amortization. Developed technologies and customer relationships are amortized over their estimated useful lives of ten years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions and estimates regarding macroeconomic and industry conditions, our financial performance, and other factors and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, long-term growth rates, tax rates, and capital spending. The estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have changed. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions in future periods or if different conditions exist in future periods, additional impairment charges could result.
During the years ended September 30, 2025 and 2023, the Company determined that there were circumstances that indicated that impairment may have occurred. We engaged a third-party independent valuation professional to perform a quantitative analysis of the fair values compared to the carrying value and, as a result, recorded a loss on impairment of $145.8 million and $147.4 million, respectively. For the year ended September 30, 2024, the Company determined that it was more likely than not that the fair value of the goodwill and identifiable intangible assets was greater than its carrying amount, and as a result, no impairment for goodwill and identifiable intangible assets was required.
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
The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for inventory, contingent consideration, trade names, developed technologies and customer relationships. The fair value of acquired inventory is based on manufacturer invoice cost, curtailments, and market data. The significant estimates used to value contingent consideration are future earnings and discount rates. Management estimated the fair value of the trade names and developed technologies using the relief from royalty method and customer relationships using the multi-period excess earnings method. The fair value determination of the trade names and developed technologies required management to make significant estimates and assumptions related to future revenues and the selection of the royalty rate and discount rate. The fair value determination of the customer relationships require management to make significant estimates and assumptions related to future revenues attributable to existing customers, future EBITDA margins and the selection of the customer attrition rate and discount rate. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value.
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
Income Tax Accounting
The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination as to whether we will be able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence including our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the probability that taxable income will be generated in future periods as well as positive business and economic trends, while negative evidence includes a three-year cumulative loss. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings. We believe our deferred tax assets are properly recorded in the consolidated financial statements at September 30, 2025 and no valuation allowance is required as it is more likely than not the amounts will be realized.
Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 18.7%, 19.3% and 19.5% to revenue in fiscal years 2025, 2024 and 2023, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 41.7%, 40.0% and 35.6% to gross profit in fiscal years 2025, 2024 and 2023, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through our Distribution segment) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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

Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share
We define Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other (income) expense, all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC for periods prior to the Final Redemption. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted Earnings (Loss) Per Share which presents all of the adjustments to net income (loss) attributable to OneWater Marine Inc. on a per share basis. See "— Comparison of Non-GAAP Financial Measures" for more information and a reconciliation of Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share to net income (loss) and net earnings (loss) per share, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Fiscal Year 2025 Acquisitions
•Effective February 1, 2025, we acquired certain assets of American Yacht Group, a full service marine retailer with two locations in Florida.
We refer to the fiscal year 2025 acquisition described above as the “2025 Acquisition.” The 2025 Acquisition is partially reflected in our audited consolidated statements of operations for the year ended September 30, 2025. Our 2025 Acquisition did not impact our results of operations for the years ended September 30, 2024 and 2023.
Fiscal Year 2024 Acquisitions
•Effective May 1, 2024, we acquired Garden State Yacht Sales, a full service marine retailer located in New Jersey.
We refer to the fiscal year 2024 acquisition described above as the “2024 Acquisition.” The 2024 Acquisition is fully reflected in our consolidated statements of operations for the year ended September 30, 2025 and partially reflected in our consolidated statements of operations for the year ended September 30, 2024, beginning on the date of acquisition. Our 2024 Acquisition did not impact our results of operations for the year ended September 30, 2023.
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
We refer to the fiscal year 2023 acquisitions described above collectively as the “2023 Acquisitions.” The 2023 Acquisitions are fully reflected in our consolidated financial statements for the years ended September 30, 2025 and 2024. Taylor Marine Centers is fully reflected in our consolidated statements of operations for the year ended September 30, 2023. The remaining 2023 Acquisitions are partially reflected in our consolidated statements of operations for the year ended September 30, 2023, beginning on the date of acquisition.
Dispositions
The comparability of our results of operations between the periods discussed below is naturally affected by the dispositions we have completed during such periods. Future dispositions, if any, may impact the comparability of our future results of operations to our historical results.

Fiscal Year 2023 Dispositions
•Effective September 30, 2023, we sold Roscioli Yachting Center, a full-service marine and yachting facility located in Florida, including the related real estate and in-water slips. A portion of the sold property was leased back by the Company.
•Effective September 30, 2023 we sold Lookout Marine, a full-service marine retailer based in Kentucky with two locations.
We refer to the fiscal year 2023 dispositions described above collectively as the “2023 Dispositions.” The 2023 Dispositions are fully reflected in our consolidated financial statements for the year ended September 30, 2023, as the transactions took place on the final day of fiscal year 2023. There were no dispositions during the fiscal years ended September 30, 2025 and 2024.
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

Results of Operations
Year Ended September 30, 2025, Compared to Year Ended September 30, 2024

	For the Year Ended September 30,
	2025		2024
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues:
New boat	$1,158,165	61.9%	$1,118,292	63.1%	$39,873	3.6%
Pre-owned boat	363,906	19.4%	312,193	17.6%	51,713	16.6%
Finance & insurance income	54,959	2.9%	51,494	2.9%	3,465	6.7%
Service, parts & other	295,304	15.8%	290,651	16.4%	4,653	1.6%
Total revenues	1,872,334	100.0%	1,772,630	100.0%	99,704	5.6%

Gross Profit
New boat	183,214	9.8%	196,886	11.1%	(13,672)	-6.9%
Pre-owned boat	65,545	3.5%	64,125	3.6%	1,420	2.2%
Finance & insurance	54,959	2.9%	51,494	2.9%	3,465	6.7%
Service, parts & other	123,304	6.6%	122,558	6.9%	746	0.6%
Total gross profit	427,022	22.8%	435,063	24.5%	(8,041)	-1.8%

Selling, general and administrative expenses	343,285	18.3%	332,680	18.8%	10,605	3.2%
Depreciation and amortization	21,634	1.2%	19,401	1.1%	2,233	11.5%
Transaction costs	1,547	0.1%	1,530	0.1%	17	1.1%
Change in fair value of contingent consideration	(2,133)	-0.1%	4,248	0.2%	(6,381)	-150.2%
Restructuring and impairment	148,139	7.9%	12,386	0.7%	135,753	1,096.0%

(Loss) income from operations	(85,450)	-4.6%	64,818	3.7%	(150,268)	-231.8%

Interest expense – floor plan	28,469	1.5%	34,087	1.9%	(5,618)	-16.5%
Interest expense – other	36,183	1.9%	37,050	2.1%	(867)	-2.3%
Other expense, net	1,429	0.1%	14	—%	1,415	10,107.1%
Net loss before income tax benefit	(151,531)	-8.1%	(6,333)	-0.4%	(145,198)	2,292.7%
Income tax benefit	(35,301)	-1.9%	(157)	—%	(35,144)	22,384.7%
Net loss	(116,230)	-6.2%	(6,176)	-0.3%	(110,054)	1,782.0%
Net income attributable to non-controlling interests	—		(119)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	1,648		590
Net loss attributable to OneWater Marine Inc.	$(114,582)		$(5,705)
Revenue
Overall, revenue increased by $99.7 million, or 5.6%, to $1,872.3 million for the year ended September 30, 2025 from $1,772.6 million for the year ended September 30, 2024. Revenue generated from Dealership same-store sales increased 5.9% for the year ended September 30, 2025, as compared to the year ended September 30, 2024, primarily due to an increase in the average selling price of new and pre-owned boats and the number of pre-owned units sold.

New Boat Sales
New boat sales increased by $39.9 million, or 3.6%, to $1,158.2 million for the year ended September 30, 2025 from $1,118.3 million for the year ended September 30, 2024. The increase was primarily due an increase in same-store sales and an increase in the average selling price, partially offset by a decrease in unit sales. Additionally, the year ended September 30, 2024 was impacted by Hurricane Helene.
Pre-owned Boat Sales
Pre-owned boat sales increased by $51.7 million, or 16.6%, to $363.9 million for the year ended September 30, 2025 from $312.2 million for the year ended September 30, 2024. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was attributable to both an increase in the number of units sold and average selling price resulting from a shift in customer demand towards pre-owned boats.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income increased by $3.5 million, or 6.7%, to $55.0 million for the year ended September 30, 2025 from $51.5 million for the year ended September 30, 2024. The increase was primarily due to the additional new and pre-owned boat revenues. We remain very focused on maintaining and improving sales penetration of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $4.7 million, or 1.6%, to $295.3 million for the year ended September 30, 2025 from $290.7 million for the year ended September 30, 2024. This increase in service, parts & other sales is primarily due to increases in the Dealership segment, driven by ancillary sales generated from our increase in new and pre-owned boat sales at our dealerships. The increase in our Dealership segment was partially offset by a decrease in sales in the Distribution segment. Revenue for the Distribution segment is reported in service, parts & other sales and totaled $147.4 million and $156.1 million for the years ended September 30, 2025 and 2024, respectively.
Gross Profit
Overall, gross profit decreased by $8.0 million, or 1.8%, to $427.0 million for the year ended September 30, 2025 from $435.1 million for the year ended September 30, 2024. This decrease was mainly due to new and pre-owned boat pricing, including the impact of select brands the Company has exited, partially offset by the increase in new and pre-owned unit sales. Overall gross margins decreased 170 basis points to 22.8% for the year ended September 30, 2025 from 24.5% for the year ended September 30, 2024 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $13.7 million, or 6.9%, to $183.2 million for the year ended September 30, 2025 from $196.9 million for the year ended September 30, 2024. This decrease was due to the decrease in new boat gross profit margin. New boat gross profit as a percentage of new boat revenue was 15.8% for the year ended September 30, 2025 as compared to 17.6% for the year ended September 30, 2024. The decrease in new boat gross profit and gross profit margin is due primarily to new boat pricing, including the impact of the select brands the Company has exited.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit increased by $1.4 million, or 2.2%, to $65.5 million for the year ended September 30, 2025 from $64.1 million for the year ended September 30, 2024. This increase was primarily driven by an increase in pre-owned boat sales, partially offset by the decrease in pre-owned boat gross profit margins. Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 18.0% for the year ended September 30, 2025 as compared to 20.5% for the year ended September 30, 2024. The pre-owned gross profit margin decrease was primarily due to the strategic pricing to drive sales growth and maintain a healthy level of inventory as well as the mix shift in the components of pre-owned sales (e.g., trade-ins, brokerage, consignment and wholesale), which can cause fluctuations in pre-owned boat gross profit margin.

Finance & Insurance Gross Profit
Finance & insurance gross profit increased by $3.5 million, or 6.7%, to $55.0 million for the year ended September 30, 2025 from $51.5 million for the year ended September 30, 2024. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $0.7 million, or 0.6%, to $123.3 million for the year ended September 30, 2025 from $122.6 million for the year ended September 30, 2024. The increase in gross profit was primarily the result of the increase in service, parts & other sales, partially offset by a decrease in service, parts & other gross profit margin. Service, parts & other gross profit as a percentage of service, parts & other revenue was 41.8% and 42.2% for the years ended September 30, 2025 and 2024, respectively. The decrease in gross profit margin was primarily due to rising labor costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.6 million, or 3.2%, to $343.3 million for the year ended September 30, 2025 from $332.7 million for the year ended September 30, 2024. This increase was primarily due to expenses incurred to support the overall increase in revenues. Selling, general and administrative expenses as a percentage of revenue decreased to 18.3% from 18.8% for the years ended September 30, 2025 and 2024, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue was driven by higher revenues and ongoing reductions in the Company’s expense structure.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 11.5%, to $21.6 million for the year ended September 30, 2025 compared to $19.4 million for the year ended September 30, 2024. The increase in depreciation and amortization expense is primarily due to property and equipment additions during the year ended September 30, 2025 to support operations.
Transaction Costs
Transaction costs remained flat at $1.5 million for the year ended September 30, 2025 compared to $1.5 million for the year ended September 30, 2024 which is attributable to similar level of acquisition activity.
Change in Fair Value of Contingent Consideration
During the year ended September 30, 2025, we recognized income of $2.1 million related to updated forecasts related to previous acquisitions, partially offset by accretion of contingent consideration liabilities.
Restructuring and Impairment
During the year ended September 30, 2025, we recognized restructuring and impairment charges of $149.7 million, of which $145.8 million is for impairment of goodwill and identifiable intangible assets as a result of the quantitative assessment of the fair values compared to the carrying values of goodwill and identifiable intangible assets for the Dealerships and Distribution segments. The impairment was largely driven by a decline in margins as well as a decrease in the Company's market capitalization. The remaining $3.9 million is due to various restructuring activities, of which $2.3 million is recorded in restructuring and impairment and $1.6 million is recorded in new boat cost of sales in the consolidated statements of operations.
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
(Loss) Income from Operations
(Loss) income from operations decreased $150.3 million, or 231.8%, to a loss from operations of $85.5 million for the year ended September 30, 2025 compared to income from operations of $64.8 million for the year ended September 30, 2024. The decrease was primarily attributable to the $135.8 million increase in restructuring and impairment charges, a $10.6 million increase in selling, general and administrative expenses and a $8.0 million decrease in gross profit, partially offset by a $6.4 million change in the change in fair value of contingent consideration during the same periods.

Interest Expense – Floor Plan
Interest expense – floor plan decreased $5.6 million, or 16.5%, to $28.5 million for the year ended September 30, 2025 compared to $34.1 million for the year ended September 30, 2024. The decrease in floor plan interest expense is primarily attributable to a decrease in the average inventory as well as favorable impact of interest rate swaps for the year ended September 30, 2025 compared to the year ended September 30, 2024.
Interest Expense – Other
Interest expense – other decreased $0.9 million, or 2.3%, to $36.2 million for the year ended September 30, 2025 compared to $37.1 million for the year ended September 30, 2024. The decrease was primarily attributable to lower interest rates for the year ended September 30, 2025 compared to the year ended September 30, 2024.
Other Expense, Net
Other expense, net increased to $1.4 million of expense for the year ended September 30, 2025, compared to less than $0.1 million of expense for the year ended September 30, 2024. The increase is primarily attributable to the change in expenses associated with natural disasters and their respective insurance proceeds, which primarily had a positive impact on the year ended September 30, 2024.
Income Tax Benefit
Income tax benefit increased by $35.1 million to an income tax benefit of $35.3 million for the year ended September 30, 2025, compared to an income tax benefit $0.2 million for the year ended September 30, 2024. The increase was primarily attributable to the increase in loss before income tax benefit. The increase in loss before income tax benefit was primarily related to the impairment of goodwill and identifiable intangible assets for the Dealerships and Distribution segments.
Net Loss
Net loss increased by $110.1 million to a net loss of $116.2 million for the year ended September 30, 2025, compared to net loss of $6.2 million for the year ended September 30, 2024. The increase was primarily attributable to the $145.8 million goodwill and intangible asset impairment, partially offset by a $35.1 million increase in income tax benefit for the year ended September 30, 2025 as compared to the year ended September 30, 2024.

Results of Operations
Year Ended September 30, 2024, Compared to Year Ended September 30, 2023

	For the Year Ended September 30,
	2024		2023
Description	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ in thousands)
Revenues:
New boat	$1,118,292	63.1%	$1,223,691	63.2%	$(105,399)	-8.6%
Pre-owned boat	312,193	17.6%	334,477	17.3%	(22,284)	-6.7%
Finance & insurance income	51,494	2.9%	56,325	2.9%	(4,831)	-8.6%
Service, parts & other	290,651	16.4%	321,817	16.6%	(31,166)	-9.7%
Total revenues	1,772,630	100.0%	1,936,310	100.0%	(163,680)	-8.5%

Gross Profit
New boat	196,886	11.1%	268,469	13.9%	(71,583)	-26.7%
Pre-owned boat	64,125	3.6%	75,953	3.9%	(11,828)	-15.6%
Finance & insurance	51,494	2.9%	56,325	2.9%	(4,831)	-8.6%
Service, parts & other	122,558	6.9%	134,379	6.9%	(11,821)	-8.8%
Total gross profit	435,063	24.5%	535,126	27.6%	(100,063)	-18.7%

Selling, general and administrative expenses	332,680	18.8%	345,524	17.8%	(12,844)	-3.7%
Depreciation and amortization	19,401	1.1%	23,898	1.2%	(4,497)	-18.8%
Transaction costs	1,530	0.1%	1,839	0.1%	(309)	-16.8%
Change in fair value of contingent consideration	4,248	0.2%	(1,604)	-0.1%	5,852	-364.8%
Restructuring and impairment	12,386	0.7%	147,402	7.6%	(135,016)	-91.6%

Income from operations	64,818	3.7%	18,067	0.9%	46,751	258.8%

Interest expense – floor plan	34,087	1.9%	25,080	1.3%	9,007	35.9%
Interest expense – other	37,050	2.1%	34,557	1.8%	2,493	7.2%
Other expense (income), net	14	—%	953	—%	(939)	-98.5%
Net loss before income tax benefit	(6,333)	-0.4%	(42,523)	-2.2%	36,190	-85.1%
Income tax benefit	(157)	—%	(3,412)	-0.2%	3,255	-95.4%
Net loss	(6,176)	-0.3%	(39,111)	-2.0%	32,935	-84.2%
Net income attributable to non-controlling interests	(119)		(3,810)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	590		4,329
Net loss attributable to OneWater Marine Inc.	$(5,705)		$(38,592)
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
Net Loss
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
Year Ended September 30, 2025, Compared to Year Ended September 30, 2024.

	Years Ended September 30,
Description	2025	2024	Change
	($ in thousands)
Net loss	$(116,230)	$(6,176)	$(110,054)
Interest expense – other	36,183	37,050	(867)
Income tax benefit	(35,301)	(157)	(35,144)
Depreciation and amortization	24,440	22,187	2,253
Stock-based compensation	10,499	8,443	2,056
Change in fair value of contingent consideration	(2,133)	4,248	(6,381)
Transaction costs	1,547	1,530	17
Restructuring and impairment	149,678	15,318	134,360
Other expense, net	1,429	14	1,415
Adjusted EBITDA	$70,112	$82,457	$(12,345)
Adjusted EBITDA was $70.1 million for the year ended September 30, 2025 compared to $82.5 million for the year ended September 30, 2024. The decrease in Adjusted EBITDA resulted from the decrease in gross profit and the increase in selling, general, and administrative expenses, partially offset by the decrease in interest expense - floor plan for the year ended September 30, 2025 as compared to the year ended September 30, 2024.

Year Ended September 30, 2024, Compared to Year Ended September 30, 2023.

	Years Ended September 30,
Description	2024	2023	Change
	($ in thousands)
Net loss	$(6,176)	$(39,111)	$32,935
Interest expense – other	37,050	34,557	2,493
Income tax benefit	(157)	(3,412)	3,255
Depreciation and amortization	22,187	26,788	(4,601)
Stock-based compensation	8,443	8,961	(518)
Change in fair value of contingent consideration	4,248	(1,604)	5,852
Transaction costs	1,530	1,839	(309)
Restructuring and impairment	15,318	147,402	(132,084)
Other expense, net	14	953	(939)
Adjusted EBITDA	$82,457	$176,373	$(93,916)
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
Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share
We view Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share as important indicators of performance. We define Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other expense (income), all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC for periods prior to the Final Redemption. Each of these adjustments are subsequently adjusted for income tax at an estimated effective tax rate. Management also reports Adjusted Diluted Earnings (Loss) Per Share which presents all of the adjustments to net income (loss) attributable to OneWater Marine Inc. noted above on a per share basis.
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
Year Ended September 30, 2025, Compared to Year Ended September 30, 2024.

	Years Ended September 30,
Description	2025	2024	Change
	($ in thousands, except per share data)
Net loss attributable to OneWater Marine Inc.	$(114,582)	$(5,705)	$(108,877)
Transaction costs	1,547	1,530	17
Intangible amortization	8,067	7,842	225
Change in fair value of contingent consideration	(2,133)	4,248	(6,381)
Restructuring and impairment	149,678	15,318	134,360
Other expense, net	1,429	14	1,415
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(568)	(2,606)	2,038
Adjustments to income tax benefit (2)	(36,345)	(6,060)	(30,285)
Adjusted net income attributable to OneWater Marine Inc.	7,093	14,581	(7,488)

Net loss per share of Class A common stock - diluted	$(7.22)	$(0.39)	$(6.83)
Transaction costs	0.10	0.10	—
Intangible amortization	0.51	0.54	(0.03)
Change in fair value of contingent consideration	(0.13)	0.29	(0.42)
Restructuring and impairment	9.43	1.05	8.38
Other expense, net	0.09	—	0.09
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	(0.04)	(0.18)	0.14
Adjustments to income tax benefit (2)	(2.29)	(0.42)	(1.87)
Adjustment for dilutive shares (3)	(0.01)	(0.01)	—
Adjusted earnings per share of Class A common stock - diluted	$0.44	$0.98	$(0.54)

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest prior to the Final Redemption.
(2) Represents an adjustment of all reconciling items at an effective tax rate.
(3) Represents an adjustment for shares that are anti-dilutive for GAAP earnings per share but are dilutive for adjusted earnings per share.
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $7.1 million and $0.44, respectively, for the year ended September 30, 2025, compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share of $14.6 million and $0.98, respectively, for the year ended September 30, 2024. The decrease in Adjusted Net Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit, the increase in selling, general, and administrative expenses, and the increase in depreciation, partially offset by the decrease in interest expense - floor plan for the year ended September 30, 2025 as compared to the year ended September 30, 2024. The decrease in Adjusted Diluted Earnings Per Share resulted from the decrease in Adjusted Net Income Attributable to OneWater Marine Inc.

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

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest prior to the Final Redemption.
(2) Represents an adjustment of all reconciling items at an effective tax rate.
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
Our cash needs are primarily for debt service, growth through acquisitions and working capital to support our operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, including our current maturities of long-term debt as reflected in the balance sheet, we plan to dispose of certain operations of the Distribution reporting segment (as discussed in Note 22) or explore alternative sources of cash proceeds in order to make payments required under our A&R Credit Facility by March 31, 2026. We believe we will otherwise have adequate cash flow from operations, borrowings under our Credit Facilities, and proceeds from any future public or private issuances of debt or equity to fund our current operations, make other required debt repayments and to fund essential capital expenditures and acquisitions for the next twelve months and beyond.
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. For the reporting period ended September 30, 2025, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.

Cash Flows
Analysis of Cash Flow Changes Between the Year Ended September 30, 2025 and 2024
The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
($ in thousands)	2025	2024	Change
Net cash provided by operating activities	$91,753	$34,839	$56,914
Net cash (used in) provided by investing activities	(11,604)	13,318	(24,922)
Net cash (used in) financing activities	(42,614)	(114,112)	71,498
Effect of exchange rate changes on cash and restricted cash	(52)	(18)	(34)
Net change in cash	$37,483	$(65,973)	$103,456
Operating Activities. Net cash provided by operating activities was $91.8 million for the year ended September 30, 2025 compared to net cash provided by operating activities of $34.8 million for the year ended September 30, 2024. The $56.9 million increase in cash provided by operating activities was primarily attributable to a $23.3 million increase in the change in inventory, a $16.7 million increase in the change in accounts receivable, a $50.1 million increase in the change in prepaid expenses and other current assets, and a $145.3 million increase in the loss on restructuring and impairment, partially offset by a $110.1 million increase in net loss, a $35.5 million increase in the deferred income tax provision, and a $50.9 million decrease in the change in customer deposits for the year ended September 30, 2025 as compared to the year ended September 30, 2024.
Investing Activities. Net cash used in investing activities was $11.6 million for the year ended September 30, 2025 compared to net cash provided by investing activities of $13.3 million for the year ended September 30, 2024. The $24.9 million increase in cash used in investing activities was primarily attributable to a $45.1 million decrease in proceeds from disposal of a business, partially offset by a $6.4 million decrease in cash used in acquisitions in addition to $13.9 million a decrease in purchases of property and equipment and construction in progress for the year ended September 30, 2025 as compared to the year ended September 30, 2024.
Financing Activities. Net cash used in financing activities was $42.6 million for the year ended September 30, 2025 compared to net cash used in financing activities of $114.1 million for the year ended September 30, 2024. The $71.5 million decrease in cash used in financing activities was primarily attributable to a $21.9 million increase in net borrowings from our Inventory Financing Facility, a $36.2 million decrease in payments on long-term debt, and an $18.8 million payment to purchase the non-controlling interest of Quality Assets & Operations, LLC during the fiscal year September 30, 2024, partially offset by a $15.9 million decrease in proceeds of long term debt for the year ended September 30, 2025 as compared to the year ended September 30, 2024.
Analysis of Cash Flow Changes Between the Year Ended September 30, 2024 and 2023
The following table summarizes our cash flows for the periods indicated:

	Year Ended September 30,
($ in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$34,839	$(129,760)	$164,599
Net cash provided by (used in) investing activities	13,318	(51,601)	64,919
Net cash (used in) provided by financing activities	(114,112)	213,715	(327,827)
Effect of exchange rate changes on cash and restricted cash	(18)	9	$(27)
Net change in cash	$(65,973)	$32,363	$(98,336)
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
Share Repurchase Program
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Exchange Act, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases during the year ended September 30, 2025. As of September 30, 2025, the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. The Company has $48.1 million remaining under the share repurchase program.
Any such share repurchases may be subject to a U.S. federal excise tax. Subject to certain exceptions and adjustments, the amount of the excise tax is generally 1% of the aggregate fair market value of the shares of stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In the past, there have been proposals to increase the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any change would take effect.
Debt Agreements
A&R Credit Facility
On August 9, 2022, we entered into the Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “A&R Credit Facility”), with certain of our subsidiaries, Truist Bank and the other lenders party thereto. The A&R Credit Facility provides for, among other things, (i) a $65.0 million revolving credit facility (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time) and (ii) a $445.0 million term loan facility. Subject to certain conditions, the available amount under the Term Facility and the Revolving Facility may be increased by $125.0 million plus additional amounts subject to additional conditions (including satisfaction of a consolidated leverage ratio requirement) in the aggregate (with up to $50.0 million allocable to the Revolving Facility). As of September 30, 2025, the Revolving Facility was scheduled to mature on July 31, 2026. The Term Facility was repayable in installments beginning on December 31, 2022, with the remainder due on the earlier of (i) July 31, 2026 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the A&R Credit Facility.
On November 17, 2025 we entered into Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement ("Amendment No. 7) to, among other things, (i) modify certain definitions, covenants, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum leverage ratio measures, (iv) adjust the minimum liquidity measure, and (v) modify the maturity date to be July 31, 2027, and in connection therewith, the repayment schedule, including certain adjustments to applicable interest rates.
Borrowings under the A&R Credit Facility bear interest, at our option, at either (a) a base rate (the “Base Rate”) equal to the highest of (i) the prime rate (as announced by Truist Bank from time to time), (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, (iii) Term SOFR (as defined in the A&R Credit Facility) for a one-month Interest Period (calculated on a daily basis after taking into account a floor equal to 0.00%) plus 1.00%, and (iv) 1.00%, in each case, plus an applicable margin ranging from 0.75% to 2.50%, or (b) Term SOFR, plus an applicable margin ranging from 1.75% to 3.50%. Interest on swingline loans shall bear interest at the Base Rate plus the applicable margin for Base Rate loans. All applicable interest margins are based on certain consolidated leverage ratio measures.
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants for the reporting period ended September 30, 2025.
Inventory Financing Facility
On November 14, 2023, we entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, restated, supplemented or otherwise modified, the “Inventory Financing Facility”) with certain of our subsidiaries, Wells Fargo Commercial

Distribution Finance, LLC ("Wells Fargo") and the other lender parties thereto. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers. As of September 30, 2025, the Inventory Financing Facility was scheduled to expire on March 1, 2026 and the maximum borrowing capacity was $595.0 million.
On November 17, 2025, the Company entered into the Third Amendment to Eighth Amended and Restated Inventory Financing Agreement, Omnibus Amendment to Collateralized Guarantees, and First Amendment to Consent Agreement to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the maximum funded debt to EBITDA ratio, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the minimum liquidity measure, (v) permit certain consignment agreements entered into in the normal course of business, (vi) modify the termination date of the Third Agreement to be March 1, 2027, and (vii) adjust the maximum borrowing capacity to $497.1 million and permit an additional $38.7 million in availability for overtrade capacity.
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
We are required to comply with certain financial and non-financial covenants under the Inventory Financing Facility, including certain provisions related to the Funded Debt to EBITDA Ratio, the Fixed Charge Coverage Ratio and the Liquidity measure (as defined in the Inventory Financing Facility). We are also subject to additional restrictive covenants, including restrictions on our ability to (i) use, sell, rent or otherwise dispose of any collateral securing the Inventory Financing Facility except for the sale of inventory in the ordinary course of business, (ii) incur certain liens, (iii) engage in any material transaction not in the ordinary course of business, (iv) change our business in any material manner or our organizational structure, other than as otherwise provided for in the Inventory Financing Facility, (v) engage in certain mergers or consolidations, (vi) acquire certain assets or ownership interests of any other person or entities, except for certain permitted acquisitions, (vii) guarantee or indemnify or otherwise become in any way liable with respect to certain obligations of any other person or entity, except as provided by the Inventory Financing Facility, (viii) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of the equity of our acquired marine retailers (ix) make any change in any of our marine retailers’ capital structure or in any of their business objectives or operations which might in any way adversely affect the ability of such marine retailer to repay its obligations under the Inventory Financing Facility, (x) incur, create, assume, guarantee or otherwise become or remain liable with respect to certain indebtedness, and (xi) make certain payments of subordinated debt. OneWater LLC and certain of its subsidiaries are restricted from, among other things, making cash dividends or distributions without the prior written consent of Wells Fargo. Under the Inventory Financing Facility, among other exceptions, OneWater LLC may make distributions to its members for certain permitted tax payments subject to certain financial ratios, may make scheduled payments on certain subordinated debt, may make distributions to the Company for repurchases of the Company's common stock subject to certain financial ratios, and is permitted to make distributions to OneWater Inc. in an amount sufficient to allow OneWater Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. OneWater LLC’s subsidiaries are generally restricted from making loans or advances to OneWater LLC. Our Executive Chairman, Philip Austin Singleton, Jr., and our Chief Executive Officer, Anthony Aisquith, provide certain personal guarantees of the Inventory Financing Facility.
As of September 30, 2025 and September 30, 2024, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $419.7 million and $443.4 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. As of September 30, 2025 and September 30, 2024, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 6.2% and 6.6%, respectively. As of September 30, 2025 and September 30, 2024, our additional available borrowings under our Inventory Financing Facility were $175.3 million and $206.6 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. For the reporting period ended September 30, 2025, we were in compliance with all covenants under the Inventory Financing Facility.
Notes Payable
Acquisition Notes Payable. In connection with certain of our acquisitions of dealer groups, we have from time to time entered into notes payable agreements with the acquired entities to finance these acquisitions. As of September 30, 2025, we have no indebtedness associated with acquisition notes payable.
Commercial Vehicles Notes Payable. Since 2015, we have entered into multiple notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $92,000, and mature on dates between October 2025 to May 2032. As of September 30, 2025, we had $1.5 million outstanding under the commercial vehicles notes payable.

Contractual Obligations
The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at September 30, 2025, except as otherwise subsequently amended as noted.

	Payments Due by Period (1)
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
A&R Credit Facility(1)	$80,838	$333,516	$—	$—	$414,354
Inventory Financing Facility(2)	419,682	—	—	—	419,682
Notes Payable(3)	868	615	60	6	1,549
Estimated interest payments(4)	27,314	19,689	2	—	47,005
Operating lease obligations(5)	23,233	44,488	37,209	65,440	170,370
Total	$551,935	$398,308	$37,271	$65,446	$1,052,960
__________________________________
(1)Payments are generally made as required pursuant to the A&R Credit Facility discussed above under “—Debt Agreements—A&R Credit Facility.” Payments are reflect of a change to the repayment schedule from Amendment No.7, entered into on November 17, 2025.
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
As of September 30, 2025 and 2024, our liability under the Tax Receivable Agreement was $37.5 million and $40.6 million, respectively. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, OneWater LLC will make cash distributions to OneWater Inc. in an amount sufficient to allow it to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due, generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on the portion of the outstanding balance under the Inventory Financing Facility that is not covered by interest rate swaps of $219.7 million as of September 30, 2025, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.2 million. This hypothetical increase does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on the portion of the outstanding balance that is not covered by interest rate swaps of $214.4 million as of September 30, 2025, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.1 million.
As part of our strategy to mitigate the exposure risk to fluctuations in interest rates for our Inventory Financing Facility and A&R Credit Facility, we may enter into various interest rate swap agreements. As of September 30, 2025, we had two interest rate swap agreements with a combined notional principal amount of $400.0 million. The swaps are designed to provide a hedge against the changes in variable cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. All of our interest rate swaps qualify for cash flow hedge accounting. The following table provides information regarding our interest rate swaps as of September 30, 2025:

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
OneWater Marine Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 15, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment of Goodwill and Certain Tradenames

As described in notes 2 and 8 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Goodwill is tested for impairment at the reporting unit level. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment analysis and indefinite-lived (tradenames) impairment analysis. The Company may bypass the qualitative assessment in any period and proceed directly with a quantitative analysis. For the annual impairment testing date of August 31, 2025, management performed a qualitative assessment and then decided to prepare quantitative impairment analyses for the reporting units and tradenames. The Company engaged a third-party valuation specialist for the estimation of the fair values of the reporting units and tradenames. Management estimates the fair value of reporting units using a combination of income and market approaches and tradenames using the relief from royalty approach. As a result of the Company’s annual impairment testing, the Company recorded goodwill impairment charges of $36.4 million associated with the Dealership reporting unit and $41.3 million associated with its Distribution reporting unit. Tradename impairment charges of $11.6 million related to the Dealership reporting unit and $12.3 million related to the Distribution reporting unit were recorded. We identified the estimation of the fair values of the reporting units and certain tradenames as a critical audit matter.

The principal considerations for our determination that the estimation of the fair values of the reporting units and certain tradenames is a critical audit matter is that there was high estimation uncertainty due to significant judgements with respect to assumptions used to project future cash flows, including revenue growth rates, EBITDA (reporting units), as well as the discount rates (reporting units), royalty rates (certain tradenames), and the valuation methodologies used by the third-party valuation specialist.

Our audit procedures related to the estimation of the fair value of the reporting units and certain tradenames included the following, among others:
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
•We utilized an internal valuation specialist to evaluate:
•the methodologies used and whether they were acceptable for the underlying assets or operations and applied correctly by performing independent calculations,
•the reasonableness of the risk-adjusted discount rates by recalculating the weighted average cost of capital,
•the reasonableness of selected royalty rates for certain tradenames considering external information used in developing management’s estimate,
•the guideline public companies and transactions utilized by the Company by examining financial metrics of the comparable public companies and transactions within the industry and considering market participant guidance and perspective, and
•the qualifications of the third-party valuation firm engaged by the Company based on their credentials and experience.
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

Impairment of Distribution Reporting Unit Customer Relationships

As described in notes 2 and 8 to the consolidated financial statements, long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of August 31, 2025, the Company recorded impairment charges of $40.8 million associated with customer relationships in its Distribution reporting unit. We identified the estimation of fair value of these customer relationship intangible assets as a critical audit matter.

The principal considerations for our determination that the estimation of fair values of the Distribution reporting unit customer relationship intangible assets is a critical audit matter is that there was a high degree of estimation uncertainty due to significant judgements with respect to assumptions used to determine the fair value of the customer relationships, including future revenue growth rates, EBITDA, customer attrition rates, and the discount rate used.

Our audit procedures related to the fair value of Distribution reporting unit customer relationship intangible assets included the following, among others:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s relevant controls over the fair value of long-lived intangible assets, including the Company’s controls over the selection and review of the appropriateness of revenue growth rates, EBITDA, customer attrition rates, and the discount rate used in determining fair value.
•We utilized an internal valuation specialist to evaluate:
•the methodologies used and whether they were acceptable for the underlying assets or operations and applied correctly by performing independent calculations,
•the reasonableness of the risk-adjusted discount rates by recalculating the weighted average cost of capital,
•the reasonableness of selected customer attrition rates considering the external information used in developing management’s estimate,
•the guideline public companies and transactions utilized by the Company by examining financial metrics of the comparable public companies and transactions within the industry and considering market participant guidance and perspective, and
•the qualifications of the third-party valuation firm engaged by the Company based on their credentials and experience.
•We agreed the carrying value of each asset group to the underlying accounting records.
•We evaluated the reasonableness of the forecasted cash flows, including revenue growth rates, EBITDA, and EBITDA margins, by assessing the historical accuracy of management’s estimates and the reasonableness of assumptions used by management by comparing publicly available industry information and comparable companies, including analyzing the sensitivity of changes in significant assumptions and the resulting impact to the estimated fair values.

Realizability of Deferred Tax Assets

As described in Note 17 to the consolidated financial statements, deferred tax assets are reduced by a valuation allowance if, based on the evaluation of positive and negative evidence, management judges it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The assessment of the realizability of deferred tax assets requires management to make significant estimates and assumptions related to forecasts of future profitability. Changes in these assumptions could materially affect the assessment of the realizability of deferred tax assets and whether they are more likely than not to be realized in the future. During the year ended September 30, 2025, management concluded that sufficient positive evidence exists to ensure the realizability of the net deferred tax assets that are recorded on the balance sheet. We identified the realizability of deferred tax assets as a critical audit matter.

The principal consideration for our determination that the realizability of deferred tax assets is a critical audit matter is that management utilized significant judgment in determining that the net deferred tax assets are more likely than not to be realized in the future. Auditing management’s judgments regarding the future realizability of deferred tax assets involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

Our audit procedures related to the realizability of deferred tax assets included the following, among others:

•We tested the design and operating effectiveness of internal controls over income taxes, including those over management’s deferred tax asset realizability assessment.
•With the assistance of individuals with specialized skills and knowledge in income taxes, we tested the completeness and accuracy of the underlying data used in management’s assessment, including the reasonableness of the method and significant assumptions used in the calculations.
•We evaluated the prospective financial information related to future profitability, including consideration of:
•the current and past performance of the Company,
•the consistency with external market and industry data, and
•the consistency with evidence obtained in other areas of the audit.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Atlanta, Georgia
December 15, 2025

ONEWATER MARINE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash	$52,166	$16,849
Restricted cash	12,654	10,488
Accounts receivable, net	60,885	73,269
Inventories	539,793	590,838
Prepaid expenses and other current assets	53,715	85,922
Total current assets	719,213	777,366
Property and equipment, net	91,576	93,224
Operating lease right-of-use assets	128,988	138,829
Other long-term assets	2,309	1,299
Deferred tax assets, net	72,587	37,278
Intangible assets, net	130,198	205,391
Goodwill	258,954	336,602
Total assets	$1,403,825	$1,589,989
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,758	$32,106
Other payables and accrued expenses	41,429	42,116
Customer deposits	29,280	63,955
Notes payable – floor plan	419,682	443,386
Current portion of operating lease liabilities	16,615	15,704
Current portion of long-term debt, net	77,895	7,874
Current portion of tax receivable agreement liability	2,637	2,578
Total current liabilities	631,296	607,719
Other long-term liabilities	2,544	12,563
Tax receivable agreement liability	34,858	38,019
Long-term operating lease liabilities	115,977	126,001
Long-term debt, net	334,197	414,934
Total liabilities	1,118,872	1,199,236
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and September 30, 2024	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 16,373,991 and 14,686,696 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	164	147
Class B common stock, $0.01 par value, 10,000,000 shares authorized, no shares and 1,429,940 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	—	14
Additional paid-in capital	240,478	202,921
Retained earnings	44,954	159,625
Accumulated other comprehensive loss	(643)	(1,897)
Total stockholders’ equity attributable to OneWater Marine Inc.	284,953	360,810
Equity attributable to non-controlling interests	—	29,943
Total stockholders’ equity	284,953	390,753
Total liabilities and stockholders’ equity	$1,403,825	$1,589,989

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	For the Years Ended September 30,
	2025	2024	2023
Revenues:
New boat	$1,158,165	$1,118,292	$1,223,691
Pre-owned boat	363,906	312,193	334,477
Finance & insurance income	54,959	51,494	56,325
Service, parts & other	295,304	290,651	321,817
Total revenues	1,872,334	1,772,630	1,936,310

Cost of sales:
New boat	974,951	921,406	955,222
Pre-owned boat	298,361	248,068	258,524
Service, parts & other	172,000	168,093	187,438
Total cost of sales	1,445,312	1,337,567	1,401,184

Selling, general and administrative expenses	343,285	332,680	345,524
Depreciation and amortization	21,634	19,401	23,898
Transaction costs	1,547	1,530	1,839
Change in fair value of contingent consideration	(2,133)	4,248	(1,604)
Restructuring and impairment	148,139	12,386	147,402
(Loss) income from operations	(85,450)	64,818	18,067

Other expense (income):
Interest expense – floor plan	28,469	34,087	25,080
Interest expense – other	36,183	37,050	34,557
Other expense, net	1,429	14	953
Total other expense, net	66,081	71,151	60,590
Net loss before income tax benefit	(151,531)	(6,333)	(42,523)
Income tax benefit	(35,301)	(157)	(3,412)
Net loss	(116,230)	(6,176)	(39,111)
Net income attributable to non-controlling interests	—	(119)	(3,810)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	1,648	590	4,329
Net loss attributable to OneWater Marine Inc.	$(114,582)	$(5,705)	$(38,592)

Net loss per share of Class A common stock – basic	$(7.22)	$(0.39)	$(2.69)
Net loss per share of Class A common stock – diluted	$(7.22)	$(0.39)	$(2.69)

Basic weighted-average shares of Class A common stock outstanding	15,869	14,585	14,328
Diluted weighted-average shares of Class A common stock outstanding	15,869	14,585	14,328

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended September 30,
	2025	2024	2023
Net loss	$(116,230)	$(6,176)	$(39,111)
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	(18)	9
Change in fair value of interest rate swaps, net of reclassification adjustment	1,150	(2,066)	—
Income tax benefit associated with other comprehensive income items	342	—	—
Comprehensive loss	(114,790)	(8,260)	(39,102)
Net (income) attributable to non-controlling interests	—	(119)	(3,810)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	1,648	590	4,329
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	(2)	2	(1)
Change in fair value of interest rate swaps, net of reclassification adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	(574)	184	—
Income tax expense associated with other comprehensive income items attributable to non-controlling interest of One Water Marine Holdings, LLC	$87	$—	$—
Comprehensive loss attributable to OneWater Marine, Inc.	$(113,631)	$(7,603)	$(38,584)

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2022	14,212	142	1,430	14	180,296	204,880	59,552	(7)	444,877
Net loss	—	—	—	—	—	(38,592)	(519)	—	(39,111)
Distributions to members	—	—	—	—	—	(38)	(3,565)	—	(3,603)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	—	—	—	—	4,402	—	—	—	4,402
Shares issued upon vesting of equity-based awards, net of tax withholding	186	2	—	—	(1,973)	—	—	—	(1,971)
Shares issued as part of employee stock purchase plan	86	1	—	—	2,091	—	—	—	2,092
Equity-based compensation	—	—	—	—	8,962	—	—	—	8,962
Repurchase and retirement of Class A common stock	(64)	(1)	—	—	(760)	(818)	—	—	(1,579)
Currency translation adjustment	—	—	—	—	—	—	1	8	9
Balance at September 30, 2023	14,420	144	1,430	14	193,018	165,432	55,469	1	414,078
Net loss	—	—	—	—	—	(5,705)	(471)	—	(6,176)
Distributions to members	—	—	—	—	—	(102)	(5,313)	—	(5,415)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	—	—	—	—	1,868	—	—	—	1,868
Shares issued upon vesting of equity-based awards, net of tax withholding	208	2	—	—	(2,643)	—	—	—	(2,641)
Shares issued as part of employee stock purchase plan	59	1	—	—	1,519	—	—	—	1,520
Equity-based compensation	—	—	—	—	8,443	—	—	—	8,443
Purchase of non-controlling interest	—	—	—	—	716	—	(19,556)	—	(18,840)
Currency translation adjustment	—	—	—	—	—	—	(2)	(16)	(18)
Change in fair value of interest rate swaps, net of reclassification adjustment	—	—	—	—	—	—	(184)	(1,882)	(2,066)
Balance at September 30, 2024	14,687	147	1,430	14	202,921	159,625	29,943	(1,897)	390,753
Net loss	—	—	—	—	—	(114,582)	(1,648)	—	(116,230)
Distributions to members	—	—	—	—	—	(89)	(186)	—	(275)
Exchange of B shares for A shares	1,430	14	(1,430)	(14)	28,295	—	(28,598)	303	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis	—	—	—	—	(575)	—	—	—	(575)
Shares issued upon vesting of equity-based awards, net of tax withholding	164	2	—	—	(1,848)	—	—	—	(1,846)
Shares issued as part of employee stock purchase plan	93	1	—	—	1,186	—	—	—	1,187
Equity-based compensation	—	—	—	—	10,499	—	—	—	10,499
Currency translation adjustment	—	—	—	—	—	—	2	(54)	(52)
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.3 million tax benefit	—	—	—	—	—	—	487	1,005	1,492
Balance at September 30, 2025	16,374	$164	—	$—	$240,478	$44,954	$—	$(643)	$284,953

ONEWATER MARINE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,230)	$(6,176)	$(39,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,440	22,187	26,789
Equity-based compensation	10,499	8,443	8,962
Loss on asset disposals	298	36	221
Loss on disposal of a business	—	—	750
Loss on restructuring and impairment	145,844	539	147,402
Non-cash interest expense	4,623	2,099	10,129
Deferred income tax provision	(35,852)	(334)	(23,030)
Change in fair value of contingent consideration	(2,133)	1,763	(1,604)
Loss on equity investment	61	198	446
(Increase) decrease in assets:
Accounts receivable	15,215	(1,477)	(10,051)
Inventories	47,911	24,636	(232,285)
Prepaid expenses and other current assets	32,147	(17,939)	10,308
Other assets	(1,067)	4,574	(3,188)
Increase (decrease) in liabilities:
Accounts payable	11,652	233	197
Other payables and accrued expenses	(3,998)	(13,381)	(7,643)
Tax receivable agreement liability	(2,795)	(2,602)	(3,227)
Customer deposits	(38,862)	12,040	(14,825)
Net cash provided by (used in) operating activities	91,753	34,839	(129,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(12,019)	(25,918)	(21,251)
Proceeds from disposal of property and equipment	416	757	567
Cash used for additions to intangible assets	(714)	(909)	(2,823)
Cash received (used) in acquisitions	713	(5,712)	(28,882)
Proceeds from disposal of a business	—	45,100	788
Net cash (used in) provided by investing activities	(11,604)	13,318	(51,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings from floor plan	(23,704)	(45,638)	219,688
Proceeds from long-term debt	27,524	43,392	30,000
Payments on long-term debt	(42,146)	(78,381)	(18,338)
Payments of debt issuance costs	(935)	(2,221)	—
Payments of contingent consideration	(2,419)	(5,888)	(12,574)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	1,187	1,520	2,092
Payments of tax withholdings for equity-based awards	(1,846)	(2,641)	(1,971)
Distributions to members	(275)	(5,415)	(3,603)
Purchase of non-controlling interest	—	(18,840)	—
Repurchase and retirement of Class A common stock	—	—	(1,579)
Net cash (used in) provided by financing activities	(42,614)	(114,112)	213,715

Effects of exchange rate changes on cash and restricted cash	(52)	(18)	9

Net change in cash and restricted cash	37,483	(65,973)	32,363
Cash and restricted cash at beginning of period	27,337	93,310	60,947
Cash and restricted cash at end of period	$64,820	$27,337	$93,310

Supplemental cash flow disclosures
Cash paid for interest	$61,041	$75,957	$49,508
Cash (received) paid for income taxes and income tax refunds	(5,936)	5,495	23,322

Noncash items
Acquisition purchase price funded by contingent consideration	—	—	2,550
Purchase of property and equipment funded by long-term debt	219	156	1,122
Acquisition purchase price funded by affiliate financing	—	—	10,600
Settlement of affiliate financing with proceeds from sale and leaseback	—	—	10,600

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of September 30, 2025, the Company operates a total of 95 retail locations, 9 distribution centers/warehouses and multiple online marketplaces in 19 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 40.8%, 41.7% and 39.4% of total revenues for the years ended September 30, 2025, 2024 and 2023, respectively, making them major suppliers of the Company. Of this amount, Malibu Boats, Inc, including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 12.2%, 13.1% and 13.9% of our total revenues for the years ended September 30, 2025, 2024 and 2023, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, whether directly or indirectly, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and, prior to the redemption of all outstanding OneWater LLC units and cancellation of the shares of Class B common stock of OneWater Inc, historically reported non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which reduced net income (loss) attributable to OneWater Inc’s Class A stockholders. As of September 30, 2025, OneWater Inc owned 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report any non-controlling interest related to OneWater LLC Units.
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
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2025 and 2024, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk. Total cash and restricted cash shown in the consolidated statements of cash flows is comprised of the amounts reported in cash and restricted cash on the consolidated balance sheets.
Restricted Cash
Restricted cash relates to amounts collected for brokerage sales, in certain states, which are held in escrow on behalf of the respective buyers and sellers for future purchases of boats.
Inventories
Inventories are stated at the lower of cost or net realizable value. The cost of inventories consist of amounts paid to acquire the inventory, net of vendor consideration received and purchase discounts, and varying by inventory type, may include the cost of reconditioning, equipment addition, transportation, material, labor and manufacturing overhead. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. The cost of acquired, manufactured and assembled parts and accessories is determined using methods which vary by subsidiary and include the average cost method, standard costs (which approximate average costs), and first-in, first-out (“FIFO”).
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
In accordance with FASB ASC 360-10, ‘‘Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets’’ (‘‘ASC 360-10’’), the carrying value of property and equipment and other long-term assets (other than goodwill and indefinite-lived intangible assets) are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, the carrying amount of the asset is compared to the estimated undiscounted cash flows related to that asset. The Company would conclude that an asset may be impaired if the sum of such undiscounted expected future cash flows is less than the carrying amount of the related asset. If an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. We did not record an impairment of our property and equipment in fiscal years 2025, 2024 or 2023.

Goodwill and Other Identifiable Intangible Assets
Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Other identifiable intangible assets primarily consist of trade names, developed technologies, and customer relationships related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the Company, and therefore, are not subject to amortization. Developed technologies and customer relationships are amortized over their estimated useful lives of ten years. Goodwill and indefinite-lived intangible assets are accounted for in accordance with the FASB ASC 350, ‘‘Intangibles – Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill.
In accordance with ASC 350, Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. ASC 350 also states for annual impairment tests that if an entity determines, based on an assessment of certain qualitative factors, that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying amount, then a quantitative goodwill impairment test is unnecessary. The Company performs its annual test in the fiscal fourth quarter.
In evaluating goodwill for impairment, if the fair value of a reporting unit is less than its carrying value, the difference would represent the amount of required goodwill impairment. The Company calculates the fair value of its reporting units by considering both the income and market approach which are Level 3 non-recurring fair value measurements. The income approach calculates the fair value of the reporting unit using a discounted cash flow method. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and its long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin and operating expense growth rates, as well as a discount rate and a terminal growth rate. Fair value under the market approach is determined for each unit by applying market multiples for comparable public companies to the unit's financial results. In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors.
During the year ended September 30, 2025, the Company determined that there were circumstances that indicated impairment may have occurred, including a drop in the Company's market capitalization and declining margins, and performed a quantitative goodwill impairment analysis. As a result, the Company recognized a $77.6 million impairment for goodwill for the year then ended. The Company elected a qualitative assessment for our fiscal fourth quarter 2024 goodwill impairment testing and determined that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts, and as a result, no impairment for goodwill was required for the year then ended. During the year ended September 30, 2023, the Company determined that there were circumstances that indicated impairment may have occurred, including a drop in the Company's market capitalization and declining margins, and performed a quantitative goodwill impairment analysis. As a result, the Company recognized a $57.7 million impairment for goodwill for the year then ended. Changes in the judgments, assumptions and estimates, including but not limited to: revenue, margin, operating expense growth rates, discount rates, terminal growth rates, and other assumptions, that are used in the impairment testing for goodwill, could result in significantly different estimates of fair value for our reporting units and potentially result in additional material non-cash impairment charges. See Note 8 for more information about the impairment of goodwill.
In accordance with ASC 350, the Company first performs an annual qualitative impairment assessment for indefinite-lived intangible assets to determine if it is more likely than not that the fair values are greater than their carrying amounts. If it is determined that it is more likely than not that the fair values of the indefinite-lived intangible assets are less than their respective carrying amounts, the Company then performs a quantitative impairment analysis by comparing the carrying amount of the indefinite-lived intangible assets to the fair values. To determine the fair value of the indefinite-lived intangible assets, the Company uses a relief from royalty method for trade names. The financial projections used in the relief from royalty method reflected management's assumptions regarding revenue growth rates, economic and market trends, royalty rates, discount rates, and other expectations about the anticipated short-term and long-term operating results.
During the year ended September 30, 2025, the Company performed a quantitative impairment analysis for indefinite lived intangible assets. As a result, the Company recognized a $23.9 million impairment for the year then ended. The Company elected qualitative assessments for our fiscal fourth quarter 2024 indefinite-lived intangible assets impairment testing and determined that it was more likely than not that the fair value of the Company’s indefinite-lived intangible assets were greater than their carrying amounts, and as a result, no impairment was required for the year then ended. During the year ended September 30, 2023, the Company performed a quantitative impairment analysis. As a result, the Company recognized a $43.0 million impairment for indefinite-lived intangible assets for the year then ended. See Note 8 for more information about the impairment of indefinite-live intangible assets.
In accordance with ASC 360-10, the Company assesses the potential for impairment of its definite-lived intangible assets if facts and circumstances, such as declines in sales, earnings, cash flows or adverse changes in the business climate, suggest that they may be impaired. Definite-lived intangible assets include developed technologies and customer relationships which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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
During the year ended September 30, 2025, the Company performed a quantitative impairment analysis for definite-lived intangible assets. As a result, the Company recognized a $44.3 million impairment for the year then ended. During the year ended September 30, 2024, the Company elected a qualitative assessment, evaluated the indicators of potential impairment for definite-lived intangible assets and did not identify any potential triggering events, and as a result, no impairment was required for the year then ended. During the year ended September 30, 2023, the Company performed a quantitative impairment analysis. As a result, the Company recognized a $46.7 million impairment for definite-lived intangible assets for the year then ended. See Note 8 for more information about the impairment of definite-lived intangible assets.
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
Revenue Recognition
Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use, and obtain substantially all of the benefits. We are the principal with respect to revenue from new, pre-owned and consignment sales and such revenue is recorded at the gross sales price. With respect to brokerage transactions, we are acting as an agent in the transaction, therefore the fee or commission is recorded on a net basis.
Revenue from parts and accessories sold directly to a customer (not on a repair order) are recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.6 million and $4.2 million as of September 30, 2025 and 2024, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended September 30, 2025, 2024 and 2023.

Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer. The activity in customer deposits for the years ended September 30, 2025, 2024 and 2023 is as follows:

($ in thousands)	2025	2024	2023
Beginning contract liability	$63,955	$51,649	$65,460
Revenue recognized from contract liabilities included in the beginning balance	(63,375)	(48,642)	(63,207)
Increases due to business combinations and cash received, net of amounts recognized in revenue during the period	28,700	60,948	49,396
Ending contract liability	$29,280	$63,955	$51,649
The following table sets forth percentages on the timing of revenue recognition for the years ended September 30, 2025, 2024 and 2023:

	2025	2024	2023
Goods and services transferred at a point in time	93.8%	93.8%	93.8%
Goods and services transferred over time	6.2%	6.2%	6.2%
Total Revenue	100.0%	100.0%	100.0%
Advertising Costs
We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying consolidated statements of operations. Pursuant to FASB ASC 606, ‘‘Revenue from Contracts with Customers’’ (‘‘ASC 606’’), we net amounts received under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising costs for the years ended September 30, 2025, 2024 and 2023, were $29.3 million, $26.9 million and $24.8 million, respectively, which are net of related co-op assistance of $1.6 million, $1.6 million and $2.2 million, respectively.
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
Liquidity
As discussed in Note 22, on November 17, 2025, Company entered into Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement which, among other provisions, modified the repayment schedule. The amendment requires principal repayments over the next twelve months, including a payment on March 31, 2026, in amounts that exceed the Company's cash position as of September 30, 2025. To address this obligation, the Company is evaluating alternatives to generate the necessary liquidity, including potential dispositions of certain operations within the Distribution reporting segment, and other financing alternatives. In addition, the Company believes it may be able to obtain a further amendment from its lenders to further adjust the repayment schedule, if necessary.
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
The changes in fair value on the hedges is reported as a component of accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets, and reclassified to either interest expense – floor plan or interest expense – other in the accompanying consolidated statements of operations based on the nature of the hedged transaction in the period during which the hedged transaction affects earnings. Cash flows from hedging instruments, including cash receipts and payments, are classified on the consolidated statements of cash flows in the same category as the cash flows resulting from the item being hedged.
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
Segment Information
We report our operations through two reportable segments, which are organized based on the types of service and product provided: Dealerships and Distribution. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. The Distribution segment engages in the manufacturing, assembly and distribution primarily of marine related products to distributors, big box retailers and online retailers through a network of warehouse and distribution centers. Each reporting segment has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Executive Chairman of the Board as its CODM.
3.    New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which is intended to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company adopted this standard for the year ended September 30, 2025. As a result of the new standard, the Company expanded its reportable segment disclosures (see Note 21).
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to improve financial reporting by requiring disclosure of additional information about specific expense categories in the notes to the financial statements. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement beginning in the annual report for fiscal year 2028 and in interim reports during fiscal year 2029.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which is intended to address challenges encountered when applying the guidance in Topic 326 by introducing a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in fiscal year 2027.
In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which is intended to modernize internal-use software accounting by removing all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable that the software will be completed and perform its intended use. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in fiscal year 2029.
Other than as noted above, there are no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.
4.    Acquisitions and Dispositions
Acquisitions
In the years ended September 30, 2025, 2024, and 2023, the Company completed acquisitions of multiple businesses. The results of operations of acquisitions are included in the accompanying consolidated financial statements from the acquisition date. The purchase price of acquisitions was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on the information currently available. Any changes to the value of identifiable intangible assets are reclassified from goodwill upon the completion of the valuations. The fair values of the trade name intangible assets as of the acquisition date were determined using the relief from royalty model.
The acquisition completed during the year ended September 30, 2025 was not material to the consolidated financial statements. Information related to the acquisitions completed during the years ended September 30, 2024 and 2023 is as follows:

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
Included in our results for the year ended September 30, 2024, the acquisition contributed $7.0 million to our consolidated revenue and income of $0.2 million to our net loss before income tax benefit. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $0.1 million for the year ended September 30, 2024.
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
Included in our results for the year ended September 30, 2023, the acquisitions contributed $60.9 million to our consolidated revenue and $6.3 million to our net loss before income tax benefit. Costs related to acquisitions are included in transaction costs and primarily relate to legal, accounting, valuation and other fees, which are charged directly to operations in the accompanying consolidated statements of operations as incurred in the amount of $1.2 million for the year ended September 30, 2023.
The 2023 acquisitions have resulted in the recording of goodwill that is expected to be deductible for tax purposes of $15.9 million for the year ended September 30, 2023. No goodwill was recorded as a result of the 2024 acquisition.
The following unaudited pro forma results of operations for the years ended September 30, 2025, 2024 and 2023 assumes that all acquisitions were completed on October 1, 2022.

($ in thousands)	2025	2024	2023
Pro forma revenues	$1,872,334	$1,779,550	$1,957,897
Pro forma net loss	$(116,230)	$(6,535)	$(38,024)
The amounts have been calculated by applying our accounting policies and estimates. Pro forma net loss has been tax affected based on the Company’s effective tax rate in the historical periods presented.
Dispositions
During the year ended September 30, 2023, the Company completed the following dispositions of a business:
•On September 30, 2023, Roscioli Yachting Center, which was reported in our Dealership reporting segment through the date of the sale. The sale resulted in a pre-tax gain of $0.2 million recorded in other expense, net in the consolidated statement of operations.
•On September 30, 2023, Lookout Marine, which included two locations and was reported in our Dealership reporting segment through the date of sale. The sale resulted in a pre-tax loss of $1.0 million recorded in other expense, net in the consolidated statement of operations.

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
There were no dispositions of business entities during the years ended September 30, 2025 and 2024.
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
Accounts receivable consisted of the following:

($ in thousands)	September 30, 2025	September 30, 2024
Trade accounts receivable	$29,642	$32,578
Contracts in transit	17,942	20,437
Manufacturer receivable	10,903	11,435
Income tax receivable	2,950	9,370
Total accounts receivable	61,437	73,820
Less – allowance for credit losses	(552)	(551)
Total accounts receivable, net	$60,885	$73,269
6.    Inventories
Inventories consisted of the following:

($ in thousands)	September 30, 2025	September 30, 2024
New vessels	$395,300	$442,834
Pre-owned vessels	74,535	79,234
Parts and accessories, work in process	69,958	68,770
Total inventories	$539,793	$590,838
7.    Property and Equipment
Property and equipment, net consisted of the following:

($ in thousands)	September 30, 2025	September 30, 2024
Land	$6,323	$6,323
Buildings and improvements	24,940	24,890
Leasehold improvements	34,426	30,503
Machinery and equipment	35,979	32,637
Office equipment	17,355	16,124
Company vehicles	29,448	23,957
Construction in progress	1,965	2,637
Total property and equipment	150,436	137,071
Less accumulated depreciation	(58,860)	(43,847)
Total property and equipment, net	$91,576	$93,224

For the years ended September 30, 2025, 2024 and 2023, depreciation expense totaled $16.4 million, $14.3 million and $13.4 million, respectively.
8.    Goodwill and Intangible Assets
Our acquisitions have resulted in the recording of goodwill and other identifiable intangible assets. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of internally developed software, domain names and other identifiable intangible assets such as, trade names, developed technologies, and customer relationships related to the acquisitions the Company has completed. The changes in goodwill and intangible assets are as follows:

($ in thousands)	Goodwill	Trade Names	Developed Technologies	Customer Relationships	Domain Names	Internally Developed Software	Total Intangible Assets, net
	Unamortized	Unamortized	Amortized	Amortized	Amortized	Amortized
Net balance as of September 30, 2023	$336,602	$149,921	$4,419	$52,114	$2,387	$3,483	$212,324
Acquisitions during the year ended September 30, 2024	—	—	—	—	—	909	909
Amortization expense for the year ended September 30, 2024	—	—	(455)	(5,711)	(637)	(1,039)	(7,842)
Net balance as of September 30, 2024	336,602	149,921	3,964	46,403	1,750	3,353	205,391
Acquisitions during the year ended September 30, 2025	—	—	—	—	—	1,188	1,188
Impairment recorded during the year ended September 30, 2025	(77,648)	(23,913)	(3,470)	(40,813)	—	—	(68,196)
Other adjustments during the year ended September 30, 2025	—	—	—	—	(119)	—	(119)
Amortization expense for the year ended September 30, 2025	—	—	(494)	(5,590)	(617)	(1,365)	(8,066)
Net balance as of September 30, 2025	$258,954	$126,008	$—	$—	$1,014	$3,176	$130,198
During the year ended September 30, 2025 the Company recorded an impairment loss of $145.8 million related to goodwill and identifiable intangible assets in order to adjust carrying value to estimated fair value. The impairment loss is recorded in restructuring and impairment in the consolidated statements of operations. Of the $145.8 million impairment loss, $48.0 million and $97.8 million is reported in the Dealerships and Distribution reporting segment, respectively. See Note 2 for more information about our annual impairment tests of goodwill and identifiable intangible assets.
No impairment loss was recorded for the year ended September 30, 2024.
During the year ended September 30, 2023 the Company recorded an impairment loss of $147.4 million related to goodwill and identifiable intangible assets in order to adjust carrying value to estimated fair value. The impairment loss was recorded in restructuring and impairment in the consolidated statements of operations. Of the $147.4 million impairment loss, $6.5 million and $140.9 million is reported in the Dealerships and Distribution reporting segment, respectively.
Amortization expense was $8.1 million, $7.8 million and $13.4 million for the years ended September 30, 2025, 2024 and 2023, respectively, which includes amortization expense of $1.4 million, $1.0 million and $0.6 million for the years ended September 30, 2025, 2024 and 2023, respectively, for internally developed software. Amortization expense is recorded in depreciation and amortization in the consolidated statements of operations. For internally developed software acquisitions during the year ended September 30, 2025, the weighted average useful life of total intangible assets is 3.5 years.
The following table summarizes the expected amortization expense for the fiscal years 2026 through 2030 and thereafter ($ in thousands):

2026	$2,108
2027	1,879
2028	96
2029	95
2030	12
Thereafter	—
$4,190

As of September 30, 2025, the carrying value of goodwill totaled $259.0 million, of which all $259.0 million was related to our Dealerships reporting segment. As of September 30, 2024, the carrying value of goodwill totaled $336.6 million, of which $295.3 million was related to our Dealerships reporting segment and $41.3 million was related to our Distribution reporting segment.
9.    Other Payables and Accrued Expenses
Other payables and accrued expenses consisted of the following:

($ in thousands)	September 30, 2025	September 30, 2024
Payroll accrual	$17,381	$16,720
Sales tax payable	4,724	3,626
Other payables and accrued expenses	11,472	12,428
Acquisition contingent consideration	5,684	6,162
Accrued interest	2,168	3,180
Total other payables and accrued expenses	$41,429	$42,116
10.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”) as set forth in the Eighth Amended and Restated Inventory Financing Agreement entered into by the Company and certain of its subsidiaries with Wells Fargo and the other financial institutions party thereto on November 14, 2023 (as amended from time to time, the “Inventory Financing Facility”). On November 13, 2024, the Company and certain of its subsidiaries entered into the Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement with Wells Fargo and other lenders party thereto which, among other things, (i) modified certain definitions, terms and conditions, (ii) adjusted the minimum fixed charge coverage ratio, (iii) adjusted the maximum funded debt to EBITDA ratio, (iv) established a new minimum liquidity measure, (v) allowed for certain swap transactions to mitigate risk in the ordinary course of business, and (vi) reduced the maximum borrowing capacity from $650.0 million to $595.0 million. As of September 30, 2025, the Inventory Financing Facility was scheduled to expire on March 1, 2026. The outstanding balance of the facility was $419.7 million and $443.4 million, as of September 30, 2025 and 2024, respectively. On November 17, 2025, the Company entered into the Third Amendment to Eighth Amended and Restated Inventory Financing Agreement, Omnibus Amendment to Collateralized Guarantees, and First Amendment to Consent Agreement (the "Third Amendment") as discussed in Note 22.
Interest on new boats and rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats in calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of September 30, 2025 the interest rate on the Inventory Financing Facility ranged from 7.17% to 9.42% for new inventory and 7.42% to 9.67% for pre-owned inventory. As of September 30, 2024 the interest rate on the Inventory Financing Facility ranged from 8.03% to 10.28% for new inventory and 8.28% to 10.53% for pre-owned inventory. Borrowing capacity available at September 30, 2025 and September 30, 2024 was $175.3 million and $206.6 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum liquidity measure (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants for the reporting period ended September 30, 2025.
The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.
11.    Long-term Debt and Line of Credit
On August 9, 2022, the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”) with Truist Bank. The A&R Credit Facility provides for a $65.0 million revolving credit facility (the “A&R Revolving Facility”) that may be used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit) and a $445.0 million term loan (the “A&R Term Loan”). Subject to certain conditions, the available amount under the revolving credit facility and term loans may be increased by $125.0 million in the aggregate. As of September 30, 2025, The A&R Credit Facility bears interest at a rate that is equal to Term SOFR plus an applicable margin ranging from 1.75% to 3.25% based on certain consolidated leverage ratio measures.

On November 13, 2024, the Company and certain of its subsidiaries entered into Amendment No. 6 to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement with Truist Bank to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the minimum fixed charge coverage ratio, (iii) adjust the maximum leverage ratio measures, (iv) adjust the minimum liquidity measure, and (v) modify the maturity date to be July 31, 2026, and in connection therewith, the repayment schedule. As of September 30, 2025, the A&R Term Loan was repayable in installments beginning December 31, 2022, with the remainder due on July 31, 2026. On November 17, 2025, the Company entered into Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement as discussed in Note 22.
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants for the reporting period ended September 30, 2025.
Long-term debt consisted of the following at:

($ in thousands except monthly payment amounts)	September 30, 2025	September 30, 2024
Term note payable to Truist Bank, secured and bearing interest at 7.25% at September 30, 2025 and 7.85% at September 30, 2024. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on July 31, 2026	$367,125	$375,469
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.56% at September 30, 2025 and 7.75% at September 30, 2024. The note requires full repayment on July 31, 2026	47,229	51,150
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $3,100 through May 2032	1,549	2,561
Note payable to Norfolk Marine Company, unsecured and bearing interest at 4.0% per annum. The note was paid in full on December 1, 2024.	—	1,126
Total debt outstanding	415,903	430,306
Less current portion (net of current debt issuance costs)	(77,895)	(7,874)
Less unamortized portion of debt issuance costs	(3,811)	(7,498)
Long-term debt, net of current portion and unamortized debt issuance costs	$334,197	$414,934
Principal repayment requirements of long-term debt at September 30, 2025 are as follows (in thousands):

Year ending September 30,
2026	$81,706
2027	334,052
2028	78
2029	42
2030	19
Thereafter	$6
Total principal payments	$415,903
Debt issuance costs are amortized on a straight-line basis over the life of the loan, which approximates the effective interest method. During the fiscal years ended September 30, 2025 and 2024, the Company capitalized loan costs of $0.9 million and $2.2 million, respectively. Amortization for the years ended September 30, 2025, 2024 and 2023 amounted to $4.6 million, $2.1 million and $2.2 million, respectively, and is included in interest expense - other in the consolidated statements of operations.
As of September 30, 2025 and 2024, the Company had $2.8 million and $1.6 million, respectively, in letters of credit outstanding under the A&R Revolving Facility.

12.    Derivative and Hedging Instruments
The Company is subject to interest rate risk as a result of required interest payments of the Inventory Financing Facility and A&R Credit Facility. The Company has two interest rate swap agreements which are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. The following table provides information on the attributes of each swap as of September 30, 2025:

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

Balance Sheet Location	September 30, 2025	September 30, 2024
Prepaid expenses and other current assets	$532	$1,560
Other long-term liabilities	(1,448)	(3,626)
Net asset (liability)	$(916)	$(2,066)
The interest rate swaps qualify for cash flow hedge accounting treatment. The interest rate swaps are marked to market each reporting date and any unrealized gains or losses, and the related income tax effects, are included in accumulated other comprehensive loss and reclassified into earnings in the same period during which the hedged transactions affect earnings. Information about the effect of the interest swap agreements in the accompanying consolidated statements of operations and consolidated statements of comprehensive loss, is as follows ($ in thousands):

Year Ended September 30,	Gain or (Loss) Recognized in Accumulated Other Comprehensive Loss (effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss to Earnings	Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss to Earnings
2025	$4,926	Interest expense – other and Interest expense – floor plan	$3,776
2024	(2,066)	Interest expense – other and Interest expense – floor plan	—

	Location and Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss to Earnings
Year Ended September 30,	Interest expense – other	Interest expense – floor plan
2025	$1,806	$1,970
2024	—	—
As of September 30, 2025, the amount expected to be reclassified out of accumulated other comprehensive loss into earnings during the next 12 months is a gain of $0.5 million. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

13.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,637,399. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
2025 Awards
During the fiscal year ended September 30, 2025, the Board approved the grant of 152,072 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2025. As of September 30, 2025, the Company achieved 152% of the performance target.
During the fiscal year ended September 30, 2025, the Board approved the grant of 211,978 time-based restricted stock units. Of this amount, 36,596 restricted stock units fully vest on October 1, 2025 and the remaining 175,382 restricted stock units vest in three equal annual installments commencing on October 1, 2025.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $10.0 million, $7.9 million and $8.2 million of compensation expense for the fiscal years ended September 30, 2025, 2024 and 2023, respectively, which includes $5.1 million, $2.9 million, and $3.5 million of compensation expense for the fiscal years ended September 30, 2025, 2024 and 2023, respectively, for performance-based units.
The following table further summarizes activity related to restricted stock units for the years ended September 30, 2025 and 2024:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested at September 30, 2023	524,785	$28.86
Awarded	346,481	25.62
Vested	(318,934)	28.22
Forfeited	(10,213)	27.19
Unvested at September 30, 2024	542,119	27.20
Awarded	364,050	23.91
Vested	(243,352)	27.48
Forfeited	(4,999)	25.19
Unvested at September 30, 2025	657,818	$25.29
As of September 30, 2025, the total unrecognized compensation expense related to outstanding equity awards was $5.0 million, which the Company expects to recognize over a weighted-average period of 1.2 years.
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

Net Loss Per Share
Basic and diluted net loss per share of Class A common stock is computed by dividing net loss attributable to OneWater Inc by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive shares.
The following table sets forth the calculation of net loss per share for the years ended September 30, 2025, 2024, and 2023 (in thousands, except per share data):

Net loss per share:	2025	2024	2023
Numerator:
Net loss attributable to OneWater Inc	$(114,582)	$(5,705)	$(38,592)

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net loss per share	15,869	14,585	14,328
Effect of dilutive securities:
Restricted stock units	—	—	—
Employee stock purchase plan	—	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net loss per share	15,869	14,585	14,328

Net loss per share of Class A common stock – basic	$(7.22)	$(0.39)	$(2.69)
Net loss per share of Class A common stock – diluted	$(7.22)	$(0.39)	$(2.69)
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
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Year Ended September 30, 2025	Year Ended September 30, 2024	Year Ended September 30, 2023
Class B common stock	446	1,430	1,430
Restricted stock units	347	577	598
Employee Stock Purchase Plan	7	30	4
	800	2,037	2,032
On March 30, 2022, the Board approved a share repurchase program up to $50.0 million. No shares of Class A common stock were repurchased by the Company during the year ended September 30, 2025. As of September 30, 2025 the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of September 30, 2025, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
Any such share repurchases may be subject to a U.S. federal excise tax. Subject to certain exceptions and adjustments, the amount of the excise tax is generally 1% of the aggregate fair market value of the shares of stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In the past, there have been proposals to increase the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any change would take effect.
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

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 510,145 additional shares of the Company’s Class A common stock may be issued under the ESPP as of September 30, 2025, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.5 million, $0.6 million and $0.7 million during the years ended September 30, 2025, 2024 and 2023, respectively. As of September 30, 2025 and 2024, we had current liabilities of $0.2 million and $0.3 million. respectively, for future purchases of shares under the ESPP. During the year ended September 30, 2025, 93,477 shares were issued under the ESPP at an average price per share of $12.69. During the year ended September 30, 2024, 59,089 shares were issued under the ESPP at an average price per share of $25.72.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the fiscal years ended September 30, 2025, 2024 and 2023:

	2025	2024	2023
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.3 - 5.4%	5.2 - 5.5%	4.8 - 5.5%
Volatility	55.0 - 68.0%	37.6 - 62.7%	37.6 - 45.6%
Expected life	Six months	Six months	Six months
Distributions
During the fiscal years ended September 30, 2025, 2024 and 2023, OneWater LLC made distributions to its members for certain permitted tax payments.
Non-Controlling Interest
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries. Prior to March 31, 2025, OneWater Inc reported non-controlling interests attributable to the portion of OneWater LLC Units not owned by OneWater Inc. Holders of OneWater LLC Units could exchange their LLC Units, together with the cancellation of an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC’s election, cash. During the year ended September 30, 2025, the remaining OneWater LLC Units were exchanged for 1,429,940 shares of Class A common stock of OneWater Inc., and the corresponding remaining 1,429,940 shares of Class B common stock of OneWater Inc. were cancelled. As of September 30, 2025, OneWater Inc owns 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report a non-controlling interest related to OneWater LLC Units.
As discussed in Note 4, the Company acquired an 80% economic interest in Quality Boats during the year ended September 30, 2022. The Company had the exclusive right, but not obligation, to acquire the remaining 20% economic interest at any time before January 1, 2027. On October 31, 2023, the Company exercised the right to acquire the remaining 20% economic interest in Quality Boats.
14.    Retirement Plan
The Company offers a 401(k) retirement plan to its full-time employees over the age of 21. The Company currently makes discretionary matching contributions of 50.0% for the first 4.0% of employee salary deferrals. The Company made discretionary contributions of $2.9 million, $2.7 million and $2.6 million for the years ended September 30, 2025, 2024 and 2023, respectively.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying consolidated balance sheets as of September 30:

	2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in equity securities	$67	$—	$—	$67
Derivative and hedging instruments	—	532	—	532
Liabilities:
Contingent consideration	—	—	6,684	6,684
Derivative and hedging instruments	—	1,448	—	1,448

	2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in equity securities	$128	$—	$—	$128
Derivative and hedging instruments	—	1,560	—	1,560
Liabilities:
Contingent consideration	—	—	15,161	15,161
Derivative and hedging instruments	—	3,626	—	3,626
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2025, and 2024.
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

The portion of unrealized losses recognized related to equity securities still held as of September 30 consists of the following:

($ in thousands)	Year Ended September 30, 2025	Year Ended September 30, 2024	Year Ended September 30, 2023
Net losses recognized during the period on equity securities	$61	$198	$446
Less: net losses recognized during the period on equity securities sold during the period	—	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$61	$198	$446
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
The following table sets forth the changes in fair value of our contingent consideration for the fiscal years ended September 30, 2025 and 2024:

($ in thousands)	Contingent Consideration
Balance as of September 30, 2023	$21,181
Additions from acquisitions	—
Settlement of contingent consideration	(10,268)
Change in fair value, including accretion	4,248
Balance as of September 30, 2024	15,161
Additions from acquisitions	—
Settlement of contingent consideration	(6,344)
Change in fair value, including accretion	(2,133)
Balance as of September 30, 2025	$6,684
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

16.    Restructuring and Impairment
During year ended September 30, 2025, the Company recorded impairment charges to adjust the carrying value of the goodwill and identifiable intangible assets to fair value (the "2025 Impairment") as discussed in Note 8. Additionally, during year ended September 30, 2025, the Company underwent various restructuring actions, primarily a reduction of headcount, closure of certain locations and inventory adjustments related to the cancellation of certain dealer agreements. As a result of the 2025 Impairment and the restructuring activities, the Company recognized $149.7 million of restructuring and impairment charges during the year ended September 30, 2025, of which $148.1 million is recorded in restructuring and impairment and $1.6 million is recorded in new boat cost of sales in the consolidated statement of operations. Of the $149.7 million of restructuring charges, $50.0 million and $99.7 million is reported in the Dealership and Distribution reporting segments, respectively. See Note 8 for more information about the impairment of goodwill and identifiable intangible assets.
In March 2024, the Company evaluated its operations and decided to undergo a restructuring plan (the "2024 Restructuring") which resulted in the reduction of headcount and retail locations, cancellation of certain dealer agreements, and the cancellation of certain in-progress information and technology related projects. As a result of the 2024 Restructuring, during the year ended September 30, 2024 the Company recognized $15.3 million of charges, of which $12.4 million is recorded in restructuring and impairment, $1.8 million is recorded in new boat cost of sales and $1.1 million is recorded in service, parts & other cost of sales in the consolidated statement of operations. Of the $15.3 million of charges related to the 2024 Restructuring, $13.0 million and $2.3 million is reported in the Dealerships and Distribution reporting segment, respectively. No charges related to the 2024 Restructuring were recorded during the years ended September 30, 2025 and 2023.
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
The components of income tax (benefit) expense are:

($ in thousands)	Year Ended September 30, 2025	Year Ended September 30, 2024	Year Ended September 30, 2023
Current:
Federal	$93	$(424)	$16,184
State	457	601	3,434
Foreign	—	—	—
	550	177	19,618
Deferred:
Federal	(30,411)	(152)	(19,171)
State	(5,440)	(182)	(3,859)
Foreign	—	—	—
	(35,851)	(334)	(23,030)
Income tax (benefit) expense	$(35,301)	$(157)	$(3,412)

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended September 30,
	2025	2024	2023
Statutory federal tax rate	21.0%	21.0%	21.0%
Income attributable to non-controlling interests and nontaxable income	(0.2)	(1.3)	(0.2)
State income taxes, net of federal benefit	3.4	(2.4)	3.3
Non-deductible items	(1.1)	(23.3)	—
Federal and state credits	0.4	10.1	—
Loss on impairment	—	—	(11.4)
Other	(0.1)	(1.7)	(4.7)
Effective income tax rate	23.4%	2.4%	8.0%
Details of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	September 30, 2025	September 30, 2024
Deferred tax assets:
Investment in partnerships	$51,030	$24,496
Tax receivable agreement	9,265	10,071
Net operating loss	8,130	1,216
Other	4,162	1,495
Total	72,587	37,278
Valuation allowance	—	—
Total deferred tax assets	72,587	37,278

Deferred tax liabilities:
Fixed assets	$—	$—
Intangibles	—	—
Other	—	—
Total deferred tax liabilities	—	—
Deferred tax assets, net	$72,587	$37,278
The Company had federal net operating loss carryforwards from underlying corporate entities of approximately $32.0 million and $4.3 million resulting in a deferred tax asset of $6.7 million and $0.9 million as of September 30, 2025 and 2024, respectively. The U.S. federal net operating loss carryforwards have no expiration but can only be used to offset up to 80% of future taxable income annually. As a result of various state net operating loss carryforwards, the Company had deferred tax assets of $1.4 million and $0.3 million as of September 30, 2025 and 2024, respectively. The state net operating loss carryforward period varies by state, as well as conformity to the 80% limitation. The Company projects to fully utilize the net operating losses in subsequent fiscal years.
The Company has IRC Section 163(j) interest expense carryforward of approximately $9.7 million and $3.7 million as of September 30, 2025 and 2024, respectively, resulting in a deferred tax asset of $2.4 million and $0.9 million as of September 30, 2025 and 2024, respectively. The Company also recorded an additional deferred tax asset of $0.2 million related to state 163(j) interest expense carryforwards as of September 30, 2025. The Section 163(j) interest expense carryforward has no expiration.
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
As of September 30, 2025 and 2024, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020. In November 2024, the Company received notification that the Florida Department of Revenue intended to commence a corporate income tax audit of OneWater Inc for the tax years ended September 30, 2021, 2022 and 2023. The Company received a letter from the Florida Department of Revenue in September 2025 noting the audit was complete with no significant adjustments.

Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of September 30, 2025 and 2024, our undiscounted liability under the Tax Receivable Agreement was $37.5 million and $40.6 million, respectively, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the fourth amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of September 30, 2025, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Risk Management
The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions and natural disasters for which the Company carries commercial insurance. There have been no significant reductions in coverage from the prior year and settlements have not exceeded coverage in past years.
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
Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten or more years. The exercise of the lease renewal option is typically at our sole discretion. If it is reasonably certain that we will exercise the option to renew, the period covered by the options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases include the option to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised. As of September 30, 2025, our weighted-average lease term on operating leases was 8.7 years.

Certain of our lease agreements include rental payments based on percentage of retail sales over contractual levels and others include rental payments adjusted periodically based on index rates. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
When available, the implicit rate is utilized to discount lease payments to present value; however, none of our leases provide a readily determinable implicit rate, therefore we use our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. As of September 30, 2025, our weighted average discount rate on operating leases was 5.7%.
The following table provides certain information related to lease costs for operating leases:

	For the Years Ended September 30,
($ in thousands)	2025	2024	2023
Operating lease cost	$24,675	$23,336	$21,332
Short-term and variable lease cost	8,265	6,415	6,062
	$32,940	$29,751	$27,394
The following table presents supplemental cash flow information for leases:

	For the Years Ended September 30,
($ in thousands)	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$17,652	$17,168	$20,704
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,801	$20,330	$27,128
The following table provides the maturities of our operating lease liabilities as of September 30, 2025:

($ in thousands)	Operating Leases
Year ending September 30,
2026	$23,233
2027	22,196
2028	22,292
2029	19,962
2030	17,247
Thereafter	65,440
Total minimum lease payments	170,370
Less:
Present value adjustment	(37,778)
Operating lease liabilities	$132,592
20.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. For the years ended September 30, 2025, 2024 and 2023, $136.6 million, $124.4 million and $94.3 million, respectively, in total purchases were incurred under these arrangements.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. For the years ended September 30, 2025, 2024 and 2023, $3.6 million, $2.5 million and $2.1 million, respectively, in total expenses were incurred under these arrangements. Additionally, see Note 4 for information regarding a sale and leaseback transaction with an entity affiliated with the Company in connection with an acquisition by the Company.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. For the years ended September 30, 2025, 2024 and 2023, $3.5 million, $4.0 million and $1.1 million, respectively, were recorded under these arrangements.

In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. For the years ended September 30, 2025, 2024 and 2023, $0.2 million, $0.1 million and $0.1 million, respectively, were recorded under these arrangements.
In connection with transactions noted above, the Company owed $4.9 million and $6.0 million as recorded within accounts payable on the consolidated balance sheets at September 30, 2025 and 2024, respectively.
In connection with the Tax Receivable Agreement, the Company made payments to certain entities and individuals affiliated with the Company. For the years ended September 30, 2025, 2024 and 2023, $2.4 million, $2.4 million and $2.2 million, respectively, in total payments were made under the agreement. In connection with the Tax Receivable Agreement, the Company owed $33.5 million and $36.2 million as recorded within current portion of tax receivable agreement liability and tax receivable agreement liability on the consolidated balance sheets at September 30, 2025 and 2024 respectively. See further discussion of our Tax Receivable Agreement in Note 17.
21.    Segment Information
We report our operations through two reportable segments: (1) Dealerships and (2) Distribution. See Note 2 for more information about our segments. The Company evaluates performance and allocates resources for all of its reportable segments based on metrics such as segment revenues and segment income. These segment profit metrics are consistent across all segments. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Reportable segment financial information for the years ended September 30, 2025, 2024 and 2023 is as follows:

Dealerships:	For the Year Ended September 30,
	2025	2024	2023
Revenues:
New boat	$1,158,165	$1,118,292	$1,223,691
Pre-owned boat	363,906	312,193	334,477
Finance & insurance income	54,959	51,494	56,325
Service, parts & other	147,951	134,591	140,734
Total revenues	1,724,981	1,616,570	1,755,227

Cost of sales:
New boat (1)	973,411	919,596	955,222
Pre-owned boat	298,361	248,068	258,524
Service, parts & other	72,924	65,479	65,927
Total cost of sales	1,344,696	1,233,143	1,279,673

Selling, general and administrative expenses (2)	283,215	276,113	286,426
Interest expense - floor plan	28,469	34,087	25,080
Segment income	$68,601	$73,227	$164,048

(1) Cost of sales - new boat excludes restructuring and impairment charges.
(2) Selling, general and administrative expenses exclude equity-based compensation.

Distribution:	For the Year Ended September 30,
	2025	2024	2023
Revenues:
Service, parts & other	$147,353	$156,060	$181,083
Cost of sales:
Service, parts & other (1)	96,271	98,706	118,621

Selling, general and administrative expenses	49,571	48,124	50,137
Segment income	$1,511	$9,230	$12,325

(1) Cost of sales - Service, parts & other excludes depreciation and amortization and restructuring and impairment charges

	For the Year Ended September 30,
Reconciliation of segment income:	2025	2024	2023
Dealership segment income	$68,601	$73,227	$164,048
Distribution segment income	1,511	9,230	12,325
Segment income	70,112	82,457	176,373
Interest expense - other	(36,183)	(37,050)	(34,557)
Restructuring and impairment	(149,678)	(15,318)	(147,400)
Change in fair value of contingent consideration	2,133	(4,248)	1,604
Equity-based compensation	(10,499)	(8,443)	(8,962)
Transaction costs	(1,547)	(1,530)	(1,839)
Depreciation and amortization	(24,440)	(22,187)	(26,789)
Other expense, net	(1,429)	(14)	(953)
Net (loss) income before income tax (benefit) expense	$(151,531)	$(6,333)	$(42,523)

	For the Year Ended September 30,
Interest expense - other:	2025	2024	2023
Dealership segment	$36,183	$37,050	$34,557
Distribution segment	—	—	—
Total interest expense - other	$36,183	$37,050	$34,557

	As of September 30,
Assets:	2025	2024
Dealership segment	$1,276,806	$1,357,638
Distribution segment	127,019	232,351
Total Assets	$1,403,825	$1,589,989
22.    Subsequent events
Management evaluated events occurring subsequent to September 30, 2025 and other than as noted below determined that no material recognizable subsequent events occurred.
On November 17, 2025, Company entered into Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement to, among other things, (i) modify certain definitions, terms and conditions, (ii) modify the maturity date to be July 31, 2027, and in connection therewith, the repayment schedule, including certain adjustments to applicable interest rates, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the maximum leverage ratio measures, and (v) adjust the minimum liquidity measure.
On November 17, 2025, the Company entered into the Third Amendment to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the maximum funded debt to EBITDA ratio, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the minimum liquidity measure, (v) permit certain consignment agreements entered into in the normal course of business, (vi) modify the termination date of the Third Agreement to be March 1, 2027 and (vii) adjust the maximum borrowing capacity to $497.1 million and permit an additional $38.7 million in availability for overtrade capacity.
On November 25, 2025, the Company's Board of Directors approved a plan to sell certain operations of the Distribution reporting segment. The sale is subject to working capital and other adjustments and is expected to close prior to March 31, 2026. Proceeds from the transaction will be used for a payment on the A&R Credit Facility. These operations met the criteria to be classified as held for sale during the first fiscal quarter of 2026 which will require the related assets and liabilities to be recorded at the lower of carrying value or fair value less any costs to sell based on the expected purchase price. The Company is currently in the process of evaluating the potential impact the sale will have on the consolidated financial statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of such date. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met and to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2025, the Company’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
OneWater Marine Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of OneWater Marine Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2025, and our report dated December 15, 2025, expressed an unqualified opinion on those financial statements.

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
December 15, 2025
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
Disclosure of 10b5-1 Plans
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of the report:
(1)Financial Statements
See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K above for the list of financial statements filed as part of this report.
(2)Financial Statement Schedules
All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.
(3)See Item 15(b) (b) Exhibits:

Exhibit Number	Description
2.1¥	Master Reorganization Agreement, dated as of February 11, 2020, by and among One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, OneWater Marine Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
2.2¥	Agreement and Plan of Merger, by and among Ocean Bio-Chem, Inc., OneWater Marine Inc. and OBCMS, Inc., dated as of June 21, 2022 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on June 22, 2022).
3.1	Third Amended and Restated Certificate of Incorporation of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
3.2	Third Amended and Restated Bylaws of OneWater Marine Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on March 2, 2023).
4.1	Description of OneWater Marine Inc.’s Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 14, 2023).
4.2	Registration Rights Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.1†	OneWater Marine Inc. 2020 Omnibus Incentive Plan (as amended on February 23, 2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 27, 2023).
10.2†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Austin Singleton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.3†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Anthony Aisquith (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.4†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Jack Ezzell (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.5†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Christopher W. Bodine (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.6†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and Jeffrey B. Lamkin (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.7†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and John F. Schraudenbach (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).

Exhibit Number	Description
10.8†	Indemnification Agreement, dated as of February 6, 2020, by and between the Company and John G. Troiano (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 11, 2020).
10.9†	Indemnification Agreement, dated as of May 12, 2020, by and between the Company and Bari A. Harlam (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 14, 2023).
10.10†	Indemnification Agreement, dated effective as of August 12, 2022, by and between the Company and J. Steven Roy (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 15, 2022).
10.11†	Indemnification Agreement, dated effective as of March 1, 2023, by and between the Company and Carmen R. Bauza (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on May 8, 2023).
10.12	Tax Receivable Agreement, dated as of February 11, 2020, by and among OneWater Marine Inc. and the TRA Holders and the Agents named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.13	Fourth Amended and Restated Limited Liability Company Agreement of One Water Marine Holdings, LLC, dated as of February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 18, 2020).
10.14†	Employment Agreement, dated as of September 25, 2025, effective as of February 12, 2024, between One Water Marine Holdings, LLC and Philip A. Singleton, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on September 30, 2025).
10.15†	Employment Agreement, dated as of September 25, 2025, effective as of February 12, 2024, between One Water Marine Holdings, LLC and Anthony Aisquith (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on September 30, 2025).
10.16†	Employment Agreement, dated as of September 25, 2025, effective as of February 12, 2024, between One Water Marine Holdings, LLC and Jack Ezzell (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on September 30, 2025).
10.17	Fifth Amended and Restated Guaranty, dated November 14, 2023, entered into by Anthony Aisquith, for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.2 to the amendment to Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.18	Fifth Amended and Restated Guaranty, dated November 14, 2023, entered into by Philip Austin Singleton, Jr., for the benefit of Wells Fargo Commercial Distribution Finance, LLC, as Agent to the A&R Inventory Financing Facility (incorporated by reference to Exhibit 10.3 to the amendment to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.19	Non-Competition and Non-Solicitation Agreement, dated as of October 28, 2016, by and among Anthony Aisquith, One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, Goldman, Sachs & Co. and OWM BIP Investor, LLC (incorporated by reference to Exhibit 10.13 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.20	Non-Competition and Non-Solicitation Agreement, dated as of October 28, 2016, by and among Philip Austin Singleton, Jr., One Water Marine Holdings, LLC, One Water Assets & Operations, LLC, Goldman, Sachs & Co. and OWM BIP Investor, LLC (incorporated by reference to Exhibit 10.14 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.21	Consignment Agreement, dated as of June 1, 2019, by and between Bosuns Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.15 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.22	Consignment Agreement, dated as of June 1, 2019, by and between Midwest Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.16 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.23	Consignment Agreement, dated as of June 1, 2019, by and between Legendary Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.17 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.24	Consignment Agreement, dated as of June 1, 2019, by and between Singleton Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.18 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).

Exhibit Number	Description
10.25	Consignment Agreement, dated as of June 1, 2019, by and between South Florida Assets & Operations LLC and Global Marine Finance, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 1, 2025).
10.26	Consignment Agreement, dated June 30, 2025 by and between Midwest Assets & Operations LLC, Singleton Assets & Operations LLC, South Florida Assets & Operations LLC, Legendary Assets & Operations LLC, Bosun's Assets & Operations LLC, Northpoint Commercial Finance LLC and Global Marine Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 1, 2025).
10.27†	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.28†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the amendment to the Registrant’s Form S-1 Registration Statement (File No. 333-232639), originally filed with the Commission on July 12, 2019).
10.29¥	Amended and Restated Credit Agreement, dated as of July 22, 2020, and as amended and restated on August 9, 2022, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, Truist Bank, Truist Securities, Inc., Keybank National Association, Synovus Bank, Hancock Whitney Bank, Pinnacle Bank and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on August 9, 2022).
10.30	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 10, 2023, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on May 8, 2023).
10.31	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of September 29, 2023, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on February 2, 2024).
10.32	Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of January 29, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on February 2, 2024).
10.33	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of August 7, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 8, 2024).
10.34
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of September 25, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 10, 2024).

10.35	Amendment No. 6 to the Amended and Restated Credit Agreement and Waiver and Amendment No. 1 to Pledge and Security Agreement, dated as of November 13, 2024, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 13, 2024).
10.36¥§	Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement, dated as of November 17, 2025, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as the Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 21, 2025).

Exhibit Number	Description
10.37¥	Eighth Amended and Restated Inventory Financing Agreement, dated as of November 14, 2023, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 17, 2023).
10.38	First Amendment to the Eighth Amended and Restated Inventory Financing Agreement, dated as of August 7, 2024, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 8, 2024).
10.39	Consent, Waiver and Second Amendment to the Eighth Amended and Restated Inventory Financing Agreement, dated as of November 13, 2024, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 13, 2024).
10.40¥#§	Third Amendment to Eighth Amended and Restated Inventory Financing Agreement, Omnibus Amendment to Collateralized Guarantees, and First Amendment to Consent Agreement, dated as of November 17, 2025, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 21, 2025).
10.41†	OneWater Marine Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, File No. 001-39213, filed with the U.S. Securities and Exchange Commission on January 13, 2021).
10.42¥	Equity Purchase Agreement, by and between One Water Assets & Operations, LLC, Peter G. Dornau and Maureen Dornau, dated June 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 5, 2022).
10.43¥	Real Estate Sales Contract, by and between One Water Assets & Operations, LLC and PEJE, Inc., dated June 21, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-39213, filed with the Commission on August 5, 2022).
*19.1	OneWater Marine Inc. Insider Trading Policy
*21.1	List of subsidiaries of OneWater Marine Inc.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	OneWater Marine Inc. Policy Regarding the Recoupment of Incentive Compensation (Claw-back) (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, File No. 001-39213, filed with the Commission on December 14, 2023).
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
§Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of the exhibit will be furnished to the Securities and Exchange Commission on request.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEWATER MARINE INC.

Date: December 15, 2025	By:	/s/ Philip Austin Singleton, Jr.
	Name:	Philip Austin Singleton, Jr.
	Title:	Founder and Executive Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Austin Singleton, Jr.	Founder, Executive Chairman and Director (Principal Executive Officer)	December 15, 2025
Philip Austin Singleton, Jr.

/s/ Jack Ezzell	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	December 15, 2025
Jack Ezzell

/s/ Anthony Aisquith	Chief Executive Officer and Director	December 15, 2025
Anthony Aisquith

/s/ Carmen Bauza	Director	December 15, 2025
Carmen Bauza

/s/ Christopher W. Bodine	Director	December 15, 2025
Christopher W. Bodine

/s/ Bari A. Harlam	Director	December 15, 2025
Bari A. Harlam

/s/ Jeffrey B. Lamkin	Director	December 15, 2025
Jeffrey B. Lamkin

/s/ J. Steven Roy	Director	December 15, 2025
J. Steven Roy

/s/ John F. Schraudenbach	Lead Independent Director	December 15, 2025
John F. Schraudenbach

/s/ John G. Troiano	Director	December 15, 2025
John G. Troiano