Form 10-Q
period 2025-12-31
OneWater Marine Inc.
filed 2026-02-09
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 16,613,444 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of January 23, 2026.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2025

Table of Content
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 15, 2025, and under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
•any potential tax savings we may realize as a result of our organizational structure; prior to the Final Redemption (as defined below);
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
•cash flow and access to capital;
•the timing of development expenditures; and
• the other risks described under “Risk Factors” and discussed elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2025 and discussed elsewhere in this Quarterly Report on Form 10-Q.
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

Table of Content
PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

ASSETS	December 31, 2025	September 30, 2025
CURRENT ASSETS:
Cash	$32,234	$52,166
Restricted cash	10,201	12,654
Accounts receivable, net	39,600	60,885
Inventories	601,509	539,793
Prepaid expenses and other current assets	45,949	53,715
Assets held for sale	52,808	—
Total current assets	782,301	719,213
Property and equipment, net	59,069	91,576
Operating lease right-of-use assets	123,149	128,988
Financing lease right-of-use assets	1,053	—
Other long-term assets	2,646	2,309
Deferred tax assets, net	86,142	72,587
Intangible assets, net	128,721	130,198
Goodwill	258,954	258,954
Total assets	$1,442,035	$1,403,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,752	$43,758
Other payables and accrued expenses	32,820	41,429
Customer deposits	25,973	29,280
Notes payable – floor plan	491,202	419,682
Current portion of operating lease liabilities	16,491	16,615
Current portion of financing lease liabilities	90	—
Current portion of long-term debt, net	73,575	77,895
Current portion of tax receivable agreement liability	2,637	2,637
Liabilities held for sale	4,508	—
Total current liabilities	690,048	631,296
Other long-term liabilities	2,104	2,544
Tax receivable agreement liability	34,858	34,858
Long-term operating lease liabilities	110,858	115,977
Long-term financing lease liabilities	898	—
Long-term debt, net	325,776	334,197
Total liabilities	1,164,542	1,118,872
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 16,565,981 and 16,373,991 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	166	164
Class B common stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Additional paid-in capital	241,067	240,478
Retained earnings	37,243	44,954
Accumulated other comprehensive loss	(983)	(643)
Total stockholders’ equity	277,493	284,953
Total liabilities and stockholders’ equity	$1,442,035	$1,403,825

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenues:
New boat	$233,265	$247,997
Pre-owned boat	70,415	56,798
Finance & insurance income	8,892	9,400
Service, parts & other	67,989	61,619
Total revenues	380,561	375,814

Cost of sales:
New boat	194,957	211,121
Pre-owned boat	55,813	45,582
Service, parts & other	40,398	35,057
Total cost of sales	291,168	291,760

Selling, general and administrative expenses	81,350	79,060
Depreciation and amortization	4,410	5,315
Transaction costs	1,172	559
Change in fair value of contingent consideration	203	242
Restructuring and impairment	7,432	851
Loss from operations	(5,174)	(1,973)

Other expense (income):
Interest expense – floor plan	7,156	7,026
Interest expense – other	8,636	8,988
Other expense (income), net	125	887
Total other expense, net	15,917	16,901
Net loss before income tax benefit	(21,091)	(18,874)
Income tax benefit	(13,380)	(5,262)
Net loss	(7,711)	(13,612)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—	1,641
Net loss attributable to OneWater Marine Inc.	$(7,711)	$(11,971)

Net loss per share of Class A common stock – basic	$(0.47)	$(0.81)
Net loss per share of Class A common stock – diluted	$(0.47)	$(0.81)

Basic weighted-average shares of Class A common stock outstanding	16,534	14,831
Diluted weighted-average shares of Class A common stock outstanding	16,534	14,831

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2025	2024
Net loss	$(7,711)	$(13,612)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	20
Change in fair value of interest rate swaps, net of reclassification adjustment	(452)	7,289
Income tax benefit (expense) associated with other comprehensive income items	112	(1,179)
Comprehensive loss	(8,051)	(7,482)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—	1,641
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	(2)
Change in fair value of interest rate swaps, net of reclassification adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	(640)
Income tax expense associated with other comprehensive income items attributable to non-controlling interest of One Water Marine Holdings, LLC	—	103
Comprehensive loss attributable to OneWater Marine Inc.	$(8,051)	$(6,380)

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2025	16,374	$164	—	$—	$240,478	$44,954	$—	$(643)	$284,953
Net loss	—	—	—	—	—	(7,711)	—	—	(7,711)
Shares issued upon vesting of equity-based awards, net of tax withholding	192	2	—	—	(1,547)	—	—	—	(1,545)
Equity-based compensation	—	—	—	—	2,136	—	—	—	2,136
Currency translation adjustment	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.1 million tax benefit	—	—	—	—	—	—	—	(340)	(340)
Balance at December 31, 2025	16,566	$166	—	$—	$241,067	$37,243	$—	$(983)	$277,493

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2024	14,687	$147	1,430	$14	$202,921	$159,625	$29,943	$(1,897)	$390,753
Net loss	—	—	—	—	—	(11,971)	(1,641)	—	(13,612)
Shares issued upon vesting of equity-based awards, net of tax withholding	160	1	—	—	(1,824)	—	—	—	(1,823)
Equity-based compensation	—	—	—	—	2,170	—	—	—	2,170
Currency translation adjustment	—	—	—	—	—	—	2	18	20
Change in fair value of interest rate swaps, net of reclassification adjustment and $1.2 million tax expense	—	—	—	—	—	—	537	5,573	6,110
Balance at December 31, 2024	14,847	$148	1,430	$14	$203,267	$147,654	$28,841	$3,694	$383,618

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the Three Months Ended December 31	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,711)	$(13,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,990	6,037
Equity-based awards	2,136	2,170
Loss on asset disposals	223	183
Non-cash interest expense	1,170	933
Deferred income tax provision	(13,444)	(5,056)
Change in fair value of contingent consideration	203	242
Loss (gain) on equity investment	24	(7)
Restructuring and impairment	7,101	—
(Increase) decrease in assets:
Accounts receivable	12,086	16,357
Inventories	(79,163)	(45,798)
Prepaid expenses and other current assets	5,899	19,468
Other assets	(361)	(880)
Increase (decrease) in liabilities:
Accounts payable	483	(2,840)
Other payables and accrued expenses	(6,617)	(4,137)
Customer deposits	(3,307)	(10,502)
Net cash used in operating activities	(76,288)	(37,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(1,940)	(2,603)
Proceeds from disposal of property and equipment	14	189
Cash used for additions to intangible assets	(147)	(362)
Net cash used in investing activities	(2,073)	(2,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	71,521	46,721
Proceeds from long-term debt	3,477	8,890
Payments on long-term debt	(14,849)	(3,434)
Payments of debt issuance costs	(2,528)	(935)
Payments of tax withholdings for equity-based awards	(1,545)	(1,823)
Payments on financing lease obligations	(100)	—
Net cash provided by financing activities	55,976	49,419

Effects of exchange rate changes on cash and restricted cash	—	20

Net change in cash and restricted cash	(22,385)	9,221
Cash and restricted cash at beginning of period	64,820	27,337
Cash and restricted cash at end of period	$42,435	$36,558

Supplemental cash flow disclosures:
Cash paid for interest	$14,558	$15,329
Cash paid (received) for income taxes and income tax refunds	33	(330)

Noncash items:
Right-of-use assets obtained in exchange for new lease liabilities	1,595	1,985

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of December 31, 2025, the Company operates a total of 95 retail locations, 8 distribution centers/warehouses and multiple online marketplaces in 18 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 46.2% and 45.7% of total revenues for the three months ended December 31, 2025 and 2024, respectively, making them major suppliers of the Company. Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 10.3% and 13.1% of our total revenues for the three months ended December 31, 2025 and 2024, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, whether directly or indirectly, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and, prior to the redemption of all outstanding OneWater LLC units and cancellation of the shares of Class B common stock of OneWater Inc (the "Final Redemption"), historically reported non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which reduced net income (loss) attributable to OneWater Inc’s Class A stockholders. As of December 31, 2025, OneWater Inc owned 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report any non-controlling interest related to OneWater LLC Units.
Basis of Financial Statement Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, which do not include all the information and notes required by such accounting principles for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with OneWater Inc’s Annual Report on Form 10-K for the year ended September 30, 2025. All adjustments, consisting of only normal recurring adjustments considered by management to be necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

Table of Content
All intercompany transactions have been eliminated in consolidation. The Company operates on a fiscal year basis with the first day of the fiscal year being October 1, and the last day of the fiscal year ending on September 30.
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2025 and September 30, 2025, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk. Total cash and restricted cash shown in the unaudited condensed consolidated statements of cash flows is comprised of the amounts reported in cash and restricted cash on the unaudited condensed consolidated balance sheets.
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
Goodwill and Other Identifiable Intangible Assets
Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Other identifiable intangible assets primarily consist of trade names related to the acquisitions the Company has completed. The Company has determined that trade names have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate value as long as the trade name is utilized by the Company, and therefore, are not subject to amortization. Goodwill and indefinite-lived intangible assets are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, ‘‘Intangibles – Goodwill and Other’’ (‘‘ASC 350’’), which provides that the excess of cost over the fair value of the net assets of businesses acquired, including other identifiable intangible assets, is recorded as goodwill.
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

Table of Content
Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.0 million and $4.6 million as of December 31, 2025 and September 30, 2025, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three months ended December 31, 2025 and 2024.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer or the related service is provided. The activity in customer deposits for the three months ended December 31, 2025 and 2024 is as follows:

($ in thousands)	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Beginning contract liability	$29,280	$63,955
Revenue recognized from contract liabilities included in the beginning balance	(22,234)	(38,408)
Increases due to cash received, net of amounts recognized in revenue during the period	18,927	27,907
Ending contract liability	$25,973	$53,454
The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Goods and services transferred at a point in time	92.4%	92.6%
Goods and services transferred over time	7.6%	7.4%
Total Revenue	100.0%	100.0%
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
Liquidity
On November 17, 2025, the Company entered into Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement which, among other provisions, modified the repayment schedule, as discussed in Note 9. The amendment required principal repayments in amounts which previously exceeded the Company's cash position as of December 31, 2025. As discussed in Note 19, on February 2, 2026, the Company completed the sale of its equity interests in Ocean Bio-Chem Holdings, Inc. ("Ocean Bio-Chem"), the proceeds of which were used to make a $50.0 million repayment on the A&R Credit Facility (as defined below).
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
Segment Information
We report our operations through two reportable segments, which are organized based on the types of service and product provided: Dealerships and Distribution. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. The Distribution segment engages in the manufacturing, assembly and distribution primarily of marine related products to distributors, big box retailers and online retailers through a network of warehouse and distribution centers. Each reporting segment has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Executive Chairman as its CODM.
3.    New Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which is intended to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company adopted the standard for the year ended September 30, 2025. As a result of the new standard, the Company expanded its reportable segment disclosures (see Note 18).
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to improve the transparency, effectiveness and comparability of income tax disclosures by requiring greater disaggregation of information and additional disclosures. The pronouncement is effective for a public company's annual reporting periods beginning after

Table of Content
December 15, 2024. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in the annual report for fiscal year 2026.
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
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements", which is intended to simplify hedge accounting by introducing five targeted improvements to better align hedge accounting with entities’ risk management activities. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in fiscal year 2028.
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
Accounts receivable consisted of the following:

($ in thousands)	December 31, 2025	September 30, 2025
Contracts in transit	$15,447	$17,942
Trade accounts receivable	11,153	29,642
Manufacturer receivable	10,620	10,903
Income tax receivable	2,854	2,950
Total accounts receivable	40,074	61,437
Less – allowance for credit losses	(474)	(552)
Total accounts receivable, net (1)	$39,600	$60,885

(1) Amounts reflected for accounts receivable as of December 31, 2025, exclude $9.2 million of accounts receivable classified as assets held for sale.

Table of Content
5.    Inventories
Inventories consisted of the following:

($ in thousands)	December 31, 2025	September 30, 2025
New vessels	$463,128	$395,300
Pre-owned vessels	85,350	74,535
Parts and accessories, work in process	53,031	69,958
Total inventories (1)	$601,509	$539,793

(1) Amounts reflected for inventory as of December 31, 2025, exclude $17.6 million of inventory classified as assets held for sale.
6.    Goodwill and Intangible Assets
Our acquisitions have resulted in the recording of goodwill and other identifiable intangible assets. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets consist of internally developed software, domain names and trade names that are related to the acquisitions the Company has completed. The changes in goodwill and intangible assets are as follows:

	Goodwill	Trade Names	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized
Net balance as of September 30, 2025	$258,954	$126,008	$1,014	$3,176	$130,198
Acquisitions and additions during the three months ended December 31, 2025	—	—	—	147	147
Accumulated amortization for the three months ended December 31, 2025	—	—	(145)	(379)	(524)
Reclassification to assets held for sale	—	(1,100)	—	—	(1,100)
Net balance as of December 31, 2025	$258,954	$124,908	$869	$2,944	$128,721
Amortization expense was $0.5 million and $2.1 million for the three months ended December 31, 2025 and 2024, respectively, which includes amortization expense of $0.4 million and $0.3 million for the three months ended December 31, 2025 and 2024, respectively, for internally developed software. Amortization expense is recorded in depreciation and amortization in the unaudited condensed consolidated statements of operations. For internally developed software acquisitions and additions during the three months ended December 31, 2025, the weighted average useful life is 1.9 years.
The following table summarizes the expected amortization expense for the fiscal years 2026 through 2030 and thereafter ($ in thousands):

2026 (excluding the three months ended December 31, 2025)	$1,653
2027	1,958
2028	96
2029	95
2030	11
Thereafter	—
$3,813
As of December 31, 2025 and September 30, 2025, the carrying value of goodwill totaled $259.0 million, all of which was related to our Dealerships reporting segment.

Table of Content
7.    Assets Held for Sale
On November 25, 2025, the Company's Board of Directors approved a plan to dispose of certain operations within the Distribution reporting segment. The disposal is expected to be completed during the fiscal second quarter. The assets and liabilities included in the planned disposal which is classified as held for sale in the unaudited condensed consolidated balance sheets as of December 31, 2025 are as follows:

($ in thousands)	December 31, 2025
Assets Held for Sale:
Accounts receivable, net	$9,199
Inventories	17,577
Prepaid expenses and other current assets	1,588
Property and equipment, net	29,637
Operating lease right-of-use assets	808
Intangible assets, net	1,100
Total assets held for sale (gross)	59,909
Less – impairment loss	(7,101)
Total assets held for sale (net)	$52,808

Liabilities Held for Sale:
Current liabilities	$4,112
Noncurrent liabilities	396
Total liabilities held for sale	$4,508
Based on the expected fair value of the disposal group net costs to sell, the Company recognized an impairment loss on the assets held for sale of $7.1 million for the three months ended December 31, 2025. The impairment loss is a result of the remeasurement of the carrying value of the disposal group compared to its fair value and is recorded in restructuring and impairment in the unaudited condensed consolidated statement of operations. The fair value of the disposal group is estimated using Level 2 inputs based on the negotiated selling price, less costs to sell, received from a third party.
8.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”) as set forth in the Eighth Amended and Restated Inventory Financing Agreement entered into by the Company and certain of its subsidiaries with Wells Fargo and the other financial institutions party thereto on November 14, 2023 (as amended from time to time, the “Inventory Financing Facility”). On November 17, 2025, the Company entered into the Third Amendment to Eighth Amended and Restated Inventory Financing Agreement,
Omnibus Amendment to Collateralized Guarantees, and First Amendment to Consent Agreement (the "Third Amendment") to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the maximum funded debt to EBITDA ratio, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the minimum liquidity measure, (v) permit certain consignment agreements entered into in the normal course of business, (vi) modify the termination date of the Third Amendment to be March 1, 2027, and (vii) adjust the maximum borrowing capacity to $497.1 million and permit an additional $38.7 million in availability for overtrade capacity. The Inventory Financing Facility expires on March 1, 2027. The outstanding balance of the facility was $491.2 million and $419.7 million, as of December 31, 2025 and September 30, 2025, respectively.
Interest on new boats and rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of December 31, 2025 the interest rate on the Inventory Financing Facility ranged from 6.65% to 8.90% for new inventory and 6.90% to 9.15% for pre-owned inventory. As of September 30, 2025 the interest rate on the Inventory Financing Facility ranged from 7.17% to 9.42% for new inventory and 7.42% to 9.67% for pre-owned inventory. Borrowing capacity available at December 31, 2025 and September 30, 2025 was $5.9 million and $175.3 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum liquidity measure (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants for the reporting period ended December 31, 2025.

Table of Content
The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.
9.    Long-term Debt and Line of Credit
On August 9, 2022, the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”) with Truist Bank. The A&R Credit Facility provides for a $65.0 million revolving credit facility (the “A&R Revolving Facility”) that may be used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit) and a $445.0 million term loan (the “A&R Term Loan”). Subject to certain conditions, the available amount under the revolving credit facility and term loans may be increased by $125.0 million in the aggregate. The A&R Credit Facility bears interest at a rate that is equal to Term SOFR plus an applicable margin ranging from 1.75% to 3.50% based on certain consolidated leverage ratio measures. On November 17, 2025, the Company entered into Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement with Truist Bank to, among other things, (i) modify certain definitions, terms and conditions, (ii) modify the maturity date to be July 31, 2027, and in connection therewith, the repayment schedule, including certain adjustments to applicable interest rates, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the maximum leverage ratio measures, and (v) adjust the minimum liquidity measure. The A&R Revolving Facility matures on July 31, 2027. The A&R Term Loan is repayable in installments beginning December 31, 2022, with the remainder due on July 31, 2027.
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants for the reporting period ended December 31, 2025.
Long-term debt consisted of the following at:

($ in thousands except monthly payment amounts)	December 31, 2025	September 30, 2025
Term note payable to Truist Bank, secured and bearing interest at 7.17% at December 31, 2025 and 7.25% at September 30, 2025. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on July 31, 2027	$356,000	$367,125
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.09% at December 31, 2025 and 7.56% at September 30, 2025. The note requires full repayment on July 31, 2027	47,229	47,229
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $1,600 through May 2032	1,302	1,549
Total debt outstanding	404,531	415,903
Less current portion (net of current debt issuance costs)	(73,575)	(77,895)
Less unamortized portion of debt issuance costs	(5,180)	(3,811)
Long-term debt, net of current portion and unamortized debt issuance costs	$325,776	$334,197
As of December 31, 2025 and September 30, 2025, the Company had $3.0 million and $2.8 million, respectively, in letters of credit outstanding under the A&R Revolving Facility.
10.    Derivative and Hedging Instruments
The Company is subject to interest rate risk as a result of required interest payments of the Inventory Financing Facility and A&R Credit Facility. The Company has two interest rate swap agreements which are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. The following table provides information on the attributes of each swap as of December 31, 2025:

Inception Date	Hedged Rate	Notional Value at Inception (in thousands)	Maturity Date
September 2024	SOFR	$200,000	September 2027
September 2024	Term SOFR	$200,000	September 2027

Table of Content
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

Balance Sheet Location	December 31, 2025	September 30, 2025
Prepaid expenses and other current assets	$—	$532
Other payables and accrued expenses	(345)	—
Other long-term liabilities	(1,023)	(1,448)
Net asset (liability)	$(1,368)	$(916)
The interest rate swaps qualify for cash flow hedge accounting treatment. The interest rate swaps are marked to market each reporting date and any unrealized gains or losses, and the related income tax effects, are included in accumulated other comprehensive loss and reclassified into earnings in the same period during which the hedged transactions affect earnings. Information about the effect of the interest swap agreements in the accompanying unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive loss, is as follows ($ in thousands):

For the three months ended December 31,	Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2025	$146	Interest expense – other and Interest expense – floor plan	$598
2024	$8,573	Interest expense – other and Interest expense – floor plan	$1,284

	Location and Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss to Earnings
For the three months ended December 31,	Interest expense – other	Interest expense – floor plan
2025	$261	$337
2024	$568	$716
As of December 31, 2025, the amount expected to be reclassified out of accumulated other comprehensive loss into earnings during the next 12 months is a loss of $0.4 million. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
11.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,656,598. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
During the three months ended December 31, 2025, the Board approved the grant of 384,472 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2026, subject to continuing employment. As of December 31, 2025, the Company estimated achievement of the performance targets at 100%.
During the three months ended December 31, 2025, the Board approved the grant of 427,058 time-based restricted stock units. Of this amount, 55,244 restricted stock units fully vest on October 1, 2026 and the remaining 371,814 restricted stock units vest in three equal annual installments commencing on October 1, 2026.

Table of Content
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.0 million of compensation expense for the three months ended December 31, 2025 and 2024, which includes $0.5 million and $0.8 million of compensation expense for the three months ended December 31, 2025 and 2024, respectively, for performance-based units.
The following table further summarizes activity related to restricted stock units for the three months ended December 31, 2025:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2025	657,818	$25.29
Awarded	811,530	15.84
Vested	(301,267)	25.31
Forfeited	—	—
Unvested at December 31, 2025	1,168,081	$18.72
As of December 31, 2025, the total unrecognized compensation expense related to outstanding equity awards was $14.4 million, which the Company expects to recognize over a weighted-average period of 1.4 years.
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
The following table sets forth the calculation of net loss per share for the three months ended December 31, 2025 and 2024 (in thousands, except per share data):

Net loss per share:	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Numerator:
Net loss attributable to OneWater Inc	$(7,711)	$(11,971)

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net loss per share	16,534	14,831
Effect of dilutive securities:
Restricted stock units	—	—
Employee stock purchase plan	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net loss per share	16,534	14,831

Net loss per share of Class A common stock – basic	$(0.47)	$(0.81)
Net loss per share of Class A common stock – diluted	$(0.47)	$(0.81)
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

Table of Content
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Class B common stock	—	1,430
Restricted Stock Units	88	105
Employee Stock Purchase Plan	13	9
	101	1,544
On March 30, 2022, the Board approved a share repurchase program up to $50 million. No shares of Class A common stock were repurchased by the Company during the three months ended December 31, 2025. As of December 31, 2025, the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of December 31, 2025, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 659,897 additional shares of the Company’s Class A common stock may be issued under the ESPP as of December 31, 2025, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.1 million during the three months ended December 31, 2025 and 2024. As of December 31, 2025 and September 30, 2025, the Company had current liabilities of $0.4 million and $0.2 million, respectively, for future purchases of shares under the ESPP. No shares were issued under the ESPP during the three months ended December 31, 2025 and 2024.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the periods ended December 31, 2025 and 2024:

	2025	2024
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.3%	5.4%
Volatility	68.0%	55.0%
Expected life	Six months	Six months
Non-Controlling Interest
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries. Prior to March 31, 2025, OneWater Inc reported non-controlling interests attributable to the portion of OneWater LLC Units not owned by OneWater Inc. Holders of OneWater LLC Units could exchange their LLC Units, together with the cancellation of an equal number of shares of Class B

Table of Content
common stock of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC's election, cash. During the year ended September 30, 2025, the remaining OneWater LLC Units were exchanged for 1,429,940 shares of Class A common stock of OneWater Inc., and the corresponding remaining 1,429,940 shares of Class B common stock of OneWater Inc. were canceled. As of September 30, 2025 and December 31, 2025, OneWater Inc owns 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report a non-controlling interest related to OneWater LLC Units.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025:

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in equity securities	$43	$—	$—	$43
Liabilities:
Contingent consideration	—	—	6,887	6,887
Derivative and hedging instruments	—	1,368	—	1,368

	September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in equity securities	$67	$—	$—	$67
Derivative and hedging instruments	—	532	—	532
Liabilities:
Contingent consideration	—	—	6,684	6,684
Derivative and hedging instruments	—	1,448	—	1,448
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2025.
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

Table of Content
The portion of unrealized losses (gains) recognized related to equity securities still held as of December 31, 2025 and 2024 consists of the following:

($ in thousands)	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Net loss (gain) recognized during the period on equity securities	$24	$(7)
Less: net losses recognized during the period on equity securities sold during the period	—	—
Unrealized loss (gain) recognized during the reporting period on equity securities still held at the reporting date	$24	$(7)
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
The following table sets forth the changes in fair value of our contingent consideration for the three months ended December 31, 2025:

($ in thousands)	Three Months Ended December 31, 2025
Balance as of September 30, 2025	$6,684
Settlement of contingent consideration	—
Change in fair value, including accretion	203
Balance as of December 31, 2025	$6,887
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
13.    Restructuring and Impairment
During the three months ended December 31, 2025, the Company recorded impairment charges to adjust the carrying value of assets held for sale based on the expected fair value of the disposal group, net costs to sell the disposal group, compared to its carrying value. Additionally, the Company underwent various restructuring activities primarily related to the closure of certain locations. As a result of the impairment charges and restructuring activities, the Company recognized $7.4 million of restructuring and impairment charges during the three months ended December 31, 2025, which are recorded in restructuring and impairment in the unaudited consolidated statement of operations. The $7.4 million of restructuring and impairment charges is reported in the Distribution reporting segment.
During the three months ended December 31, 2024, the Company underwent various restructuring actions, primarily a reduction of headcount, closure of certain locations and inventory adjustments related to the cancellation of certain dealer agreements. As a result of the restructuring activities, the Company recognized $1.9 million of restructuring charges during the three months ended December 31, 2024, of which $0.9 million is recorded in restructuring and impairment and $1.0 million is recorded in new boat cost of sales in the unaudited consolidated statement of operations. Of the $1.9 million of restructuring charges, $1.2 million and $0.7 million is reported in the Dealership and Distribution reporting segments, respectively.
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
Our effective tax rates of 63.4% and 27.9% for the three months ended December 31, 2025 and 2024, respectively, differ from statutory rates primarily due to the impact of limitations on officer's compensation as compared to forecasted pre-tax book income.
The Company had federal net operating loss carryforwards from underlying corporate entities of approximately $32.0 million resulting in a deferred tax asset of $6.7 million as of September 30, 2025. The U.S. federal net operating loss carryforwards have no expiration but can only be used to offset up to 80% of future taxable income annually. As a result of various state net operating loss carryforwards, the

Table of Content
Company had a deferred tax asset of $1.4 million as of September 30, 2025. The state net operating loss carryforward period varies by state, as well as conformity to the 80% limitation. The Company projects to fully utilize the net operating losses in subsequent fiscal years.
The Company has an IRC Section 163(j) interest expense carryforward of approximately $9.7 million, resulting in a deferred tax asset of $2.4 million as of September 30, 2025. The Company also recorded an additional deferred tax asset of $0.2 million related to state 163(j) interest expense carryforwards as of September 30, 2025. The Section 163(j) interest expense carryforward has no expiration.
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
As of December 31, 2025 and September 30, 2025, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of December 31, 2025 and September 30, 2025, our undiscounted liability under the Tax Receivable Agreement was $37.5 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the fourth amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
15.    Commitments and Contingencies
Employment Agreements
The Company is party to employment agreements with certain executives, which provide for compensation, other benefits and severance payments under certain circumstances. The Company also has consulting and noncompete agreements in place with previous owners of acquired companies.
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of December 31, 2025, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Risk Management
The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions and natural disasters for which the Company carries commercial insurance. There have been no significant reductions in coverage from the prior year and settlements have not exceeded coverage in past years.
16.    Leases
The Company leases real estate and equipment under operating and financing lease agreements. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease

Table of Content
term. For leases with terms in excess of 12 months, we record a right-of-use (“ROU”) asset and lease liability based on the present value of lease payments over the lease term. We do not have any significant leases that have not yet commenced that create significant rights and obligations for us. The Company has elected the practical expedient not to separate lease and non-lease components for all leases that qualify.
Our real estate and equipment leases often require payment of maintenance, real estate taxes and insurance. These costs are generally variable and based on actual costs incurred by the lessor. These amounts are not included in the consideration of the contract when determining the ROU asset and lease liability but are reflected as variable lease payments.
Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten or more years. The exercise of the lease renewal option is typically at our sole discretion. If it is reasonably certain that we will exercise the option to renew, the period covered by the options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases include the option to purchase the leased property. Our equipment financing leases often include a bargain purchase price. The depreciable life of assets and leasehold improvements for operating leases are limited by the expected lease term, which includes renewal options reasonably certain to be exercised. The depreciable life of assets and leasehold improvements for financing leases are limited by the estimated useful lives of the leased property.
Certain of our lease agreements include rental payments based on percentage of retail sales over contractual levels and others include rental payments adjusted periodically based on index rates. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
17.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $40.7 million and $52.4 million for the three months ended December 31, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.9 million and $1.4 million for the three months ended December 31, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $0.4 million and $2.1 million for the three months ended December 31, 2025 and 2024, respectively.
In accordance with agreements approved by the Board, the Company made payments to certain entities and individuals affiliated with the Company for goods and services. Total payments recorded under these arrangements were less than $0.1 million and $0.2 million for the three months ended December 31, 2025 and 2024, respectively.
In connection with transactions noted above, the Company owed $16.7 million and $4.9 million as recorded within accounts payable as of December 31, 2025 and September 30, 2025, respectively. Additionally, the Company had less than $0.1 million recorded within accounts receivable as of December 31, 2025. No amounts were recorded within accounts receivable as of September 30, 2025.
In connection with the Tax Receivable Agreement, the Company owed $33.5 million as recorded within current portion of tax receivable agreement liability and tax receivable agreement liability on the unaudited condensed consolidated balance sheets at December 31, 2025 and September 30, 2025. See further discussion of our Tax Receivable Agreement in Note 14.
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
Reportable segment financial information for the three months ended December 31, 2025 and 2024 are as follows:

Table of Content

Dealerships:	Three Months Ended December 31,
	2025	2024
Revenues:
New boat	$233,265	$247,997
Pre-owned boat	70,415	56,798
Finance & insurance income	8,892	9,400
Service, parts & other	35,282	33,483
Total revenues	347,854	347,678

Cost of sales:
New boat (1)	194,957	210,074
Pre-owned boat	55,813	45,582
Service, parts & other	17,032	15,619
Total cost of sales	267,802	271,275

Selling, general and administrative expenses (2)	68,232	65,813
Interest expense - floor plan	7,156	7,026
Segment income (loss)	$4,664	$3,564

(1) Cost of sales - new boat excludes restructuring and impairment charges.
(2) Selling, general and administrative expenses exclude equity-based compensation.

Distribution:	Three Months Ended December 31,
	2025	2024
Revenues:
Service, parts & other	$32,707	$28,136
Cost of sales:
Service, parts & other (1)	22,786	18,716

Selling, general and administrative expenses	10,982	11,077
Segment income (loss)	$(1,061)	$(1,657)

(1) Cost of sales - Service, parts & other excludes depreciation and amortization

	Three Months Ended December 31,
Reconciliation of segment income (loss):	2025	2024
Dealership segment income (loss)	$4,664	$3,564
Distribution segment income (loss)	(1,061)	(1,657)
Segment income	3,603	1,907
Interest expense - other	(8,636)	(8,988)
Restructuring and impairment	(7,432)	(1,898)
Change in fair value of contingent consideration	(203)	(242)
Equity-based compensation	(2,136)	(2,170)
Transaction costs	(1,172)	(559)
Depreciation and amortization	(4,990)	(6,037)
Other expense, net	(125)	(887)
Net (loss) income before income tax (benefit) expense	$(21,091)	$(18,874)

Table of Content

	Three Months Ended December 31,
Interest expense - other:	2025	2024
Dealership segment	$8,636	$8,988
Distribution segment	—	—
Total interest expense - other	$8,636	$8,988

Assets:	December 31, 2025	September 30, 2025
Dealership segment	$1,322,426	$1,276,828
Distribution segment	119,609	126,997
Total Assets	$1,442,035	$1,403,825

19.    Subsequent Events
On February 2, 2026, the Company completed the sale of its equity interests in Ocean Bio-Chem, pursuant to a Securities Purchase Agreement, for an estimated $50.0 million of net aggregate consideration. The transaction is subject to customary post-closing adjustments. The assets and liabilities of Ocean Bio-Chem, were classified as held for sale in the unaudited condensed consolidated balance sheets as of December 31, 2025. The proceeds from the sale were used to make a repayment on the A&R Credit Facility. The Company is currently in the process of evaluating the financial effect of the transaction, and as such, additional impacts on the consolidated financial statements are not currently estimable.

Table of Content
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to OneWater Marine Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements”, below in "Risk Factors" and described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 15, 2025, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 95 dealerships, 8 distribution centers/warehouses and multiple online marketplaces as of December 31, 2025. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. The acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and Ocean Bio-Chem, LLC (f/k/a Ocean Bio-Chem, Inc. ("Ocean Bio-Chem")) expanded our sales of marine parts and accessories.
We report our operations through two reportable segments: Dealerships and Distribution.
As of December 31, 2025, the Dealerships segment includes operations of 95 dealerships in 17 states including Florida, Texas, Alabama and Georgia, among others, and represents 91% of revenues for the three months ended December 31, 2025. The Dealerships segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2025, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of December 31, 2025, the Distribution segment includes the activity of three of our fully-owned businesses, Central Assets & Operations, LLC d/b/a PartsVu, Ocean Bio-Chem and its subsidiaries and T-H Marine and its subsidiaries, which together operate 8 distribution centers/warehouses in Alabama, Florida, and Oklahoma and represents 9% of revenues for the three months ended December 31, 2025. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations. On February 2, 2026, the Company completed the sale of Ocean Bio-Chem and its subsidiaries.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired a total of 83 additional dealerships, 12 distribution centers/warehouses and multiple online marketplaces through 35 acquisitions. Our current portfolio as of December 31, 2025 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

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
Trends and Other Factors Impacting Our Performance
Acquisitions
We have been a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired 83 additional dealerships through 30 dealer group acquisitions. Our team remains focused on expanding our dealership growth in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. In addition to dealership acquisitions, the Company has strategically acquired parts and accessories companies. We have acquired 12 distribution centers and warehouses through the acquisition of 5 parts and accessories companies. We plan to continue to strategically evaluate and complete acquisitions moving forward.
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

Table of Content
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the fiscal year ended September 30, 2025.
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 20.2% and 18.9% to revenue in the three months ended December 31, 2025 and 2024, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 40.8% and 42.8% to gross profit in the three months ended December 31, 2025 and 2024, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through our Distribution segment) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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

Table of Content
Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share
We define Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other (income) expense, all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC, for periods prior to the Final Redemption. Each of these adjustments are subsequently adjusted for income tax at an estimated statutory tax rate. Management also reports Adjusted Diluted Earnings (Loss) Per Share which presents all of the adjustments to net income (loss) attributable to OneWater Marine Inc. on a per share basis. See ‘‘—Comparison of Non-GAAP Financial Measures’’ for more information and a reconciliation of Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share to net income (loss) and net earnings (loss) per share - diluted, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Fiscal 2026 Year-to-date Acquisitions
There have been no acquisitions during fiscal year 2026.
Fiscal Year 2025 Acquisitions
•Effective February 1, 2025, we acquired certain assets of American Yacht Group, a full service marine retailer with two locations in Florida
We refer to the fiscal year 2025 acquisition described above as the “2025 Acquisition.” The 2025 Acquisition is not reflected in our unaudited condensed consolidated statements of operations for the three months ended December 31, 2024.
Other Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our historical financial results discussed below may not be comparable to our future financial results. As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, including the integration of acquired companies, it is likely that we will incur additional selling, general, and administrative expenses relative to historical periods. Additionally, from time to time, we may consider expanding or cancelling certain dealer agreements, which could impact our future revenues and gross profit. Any dispositions we make may impact the comparability of our future results of operations to our historical results.Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Table of Content
Results of Operations
Three Months Ended December 31, 2025, Compared to Three Months Ended December 31, 2024

	For the Three Months Ended December 31, 2025		For the Three Months Ended December 31, 2024		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$233,265	61.3%	$247,997	66.0%	$(14,732)	-5.9%
Pre-owned boat	70,415	18.5%	56,798	15.1%	13,617	24.0%
Finance & insurance income	8,892	2.3%	9,400	2.5%	(508)	-5.4%
Service, parts & other	67,989	17.9%	61,619	16.4%	6,370	10.3%
Total revenues	380,561	100.0%	375,814	100.0%	4,747	1.3%

Gross Profit
New boat	38,308	10.1%	36,876	9.8%	1,432	3.9%
Pre-owned boat	14,602	3.8%	11,216	3.0%	3,386	30.2%
Finance & insurance	8,892	2.3%	9,400	2.5%	(508)	-5.4%
Service, parts & other	27,591	7.3%	26,562	7.1%	1,029	3.9%
Total gross profit	89,393	23.5%	84,054	22.4%	5,339	6.4%

Selling, general and administrative expenses	81,350	21.4%	79,060	21.0%	2,290	2.9%
Depreciation and amortization	4,410	1.2%	5,315	1.4%	(905)	-17.0%
Transaction costs	1,172	0.3%	559	0.1%	613	109.7%
Change in fair value of contingent consideration	203	0.1%	242	0.1%	(39)	-16.1%
Restructuring and impairment	7,432	2.0%	851	0.2%	6,581	773.3%

Loss from operations	(5,174)	-1.4%	(1,973)	-0.5%	(3,201)	162.2%

Interest expense – floor plan	7,156	1.9%	7,026	1.9%	130	1.9%
Interest expense – other	8,636	2.3%	8,988	2.4%	(352)	-3.9%
Other expense (income), net	125	—%	887	0.2%	(762)	-85.9%
Net loss before income tax benefit	(21,091)	-5.5%	(18,874)	-5.0%	(2,217)	11.7%
Income tax benefit	(13,380)	-3.5%	(5,262)	-1.4%	(8,118)	154.3%
Net loss	(7,711)	-2.0%	(13,612)	-3.6%	5,901	-43.4%
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—		1,641
Net loss attributable to OneWater Marine Inc.	$(7,711)		$(11,971)
Revenue
Overall, revenue increased by $4.7 million, or 1.3%, to $380.6 million for the three months ended December 31, 2025 from $375.8 million for the three months ended December 31, 2024. Revenue increased due to an increase in average sales price for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, partially offset by a decrease in unit sales. Overall, the revenue increase was attributable to a $13.6 million increase in pre-owned boat sales and a $6.4 million increase in service, parts & other sales, partially offset by a $14.7 million decrease in new boat sales for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
New Boat Sales
New boat sales decreased by $14.7 million, or 5.9%, to $233.3 million for the three months ended December 31, 2025 from $248.0 million for the three months ended December 31, 2024. The decrease was primarily attributable to a decrease in the unit sales, partially offset by an increase in average sales price.

Table of Content
Pre-owned Boat Sales
Pre-owned boat sales increased by $13.6 million, or 24.0%, to $70.4 million for the three months ended December 31, 2025 from $56.8 million for the three months ended December 31, 2024. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in both average unit price and unit sales.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $0.5 million, or 5.4%, to $8.9 million for the three months ended December 31, 2025 from $9.4 million for the three months ended December 31, 2024. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales increased by $6.4 million, or 10.3%, to $68.0 million for the three months ended December 31, 2025 from $61.6 million for the three months ended December 31, 2024. The increase in service, parts & other sales is primarily due to an increase in Distribution segment sales, driven by an increase in parts and accessories sold to original equipment manufacturers and aftermarket sales. Additionally, the Dealership segment had a modest increase in sales. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $32.7 million and $28.1 million for the three months ended December 31, 2025 and 2024, respectively.
Gross Profit
Overall, gross profit increased by $5.3 million, or 6.4%, to $89.4 million for the three months ended December 31, 2025 from $84.1 million for the three months ended December 31, 2024. This increase was primarily due to new and used boat model mix and execution of strategic priorities to increase boat gross profit. Overall gross margin increased 110 basis points to 23.5% for the three months ended December 31, 2025 from 22.4% for the three months ended December 31, 2024 due to the factors noted below.
New Boat Gross Profit
New boat gross profit increased by $1.4 million, or 3.9%, to $38.3 million for the three months ended December 31, 2025 from $36.9 million for the three months ended December 31, 2024. This increase was due to the increase in new boat gross profit margins to 16.4% for the three months ended December 31, 2025 as compared to 14.9% in the three months ended December 31, 2024. The increase was primarily due to new boat pricing and the impact of portfolio optimization efforts.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit increased by $3.4 million, or 30.2%, to $14.6 million for the three months ended December 31, 2025 from $11.2 million for the three months ended December 31, 2024. The increase in pre-owned gross profit was driven by the increase in both pre-owned boat sales and pre-owned boat gross profit margin. Pre-owned boat gross profit margin was 20.7% and 19.7% for the three months ended December 31, 2025 and 2024, respectively. The increase in gross profit margin was primarily due to a favorable model mix of pre-owned boat sales.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $0.5 million, or 5.4%, to $8.9 million for the three months ended December 31, 2025 from $9.4 million for the three months ended December 31, 2024. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit increased by $1.0 million, or 3.9%, to $27.6 million for the three months ended December 31, 2025 from $26.6 million for the three months ended December 31, 2024. The increase in gross profit was a result of the increase in service, parts & other sales. Service, parts & other gross profit margin was 40.6% and 43.1% for the three months ended December 31, 2025 and 2024, respectively. The decrease in gross profit margin was primarily due to a shift in mix towards parts and accessories, which has a lower margin profile.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.3 million, or 2.9%, to $81.4 million for the three months ended December 31, 2025 from $79.1 million for the three months ended December 31, 2024. This increase was primarily due to higher variable personnel costs, including sales commissions. Selling, general and administrative expenses as a percentage of revenue increased to 21.4% from 21.0% for the three months ended December 31, 2025 and 2024, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.9 million, or 17.0%, to $4.4 million for the three months ended December 31, 2025 compared to $5.3 million for the three months ended December 31, 2024. The decrease in depreciation and amortization expense was primarily attributable to a reduction in amortization of intangible assets due to the prior year impairment charge.
Transaction Costs
Transaction costs increased by $0.6 million, or 109.7%, to $1.2 million for the three months ended December 31, 2025 compared to $0.6 million for the three months ended December 31, 2024. The increase in transaction costs was primarily attributable to fees related to our debt amendments and legal fees related to a prior acquisition.
Change in Fair Value of Contingent Consideration
During the three months ended December 31, 2025 and 2024, we recognized a charge of $0.2 million related to accretion of contingent consideration liabilities.
Restructuring and Impairment
During the three months ended December 31, 2025, we recognized a loss of $7.4 million, primarily related to the adjustment of the carrying value of assets held for sale based on the expected fair value, net costs to sell. During the three months ended December 31, 2024, we recognized charges of $0.9 million related to restructuring activities.
Loss from Operations
Loss from operations increased $3.2 million, or 162.2%, to $5.2 million for the three months ended December 31, 2025 compared to $2.0 million for the three months ended December 31, 2024. The increase was primarily attributable to the $6.6 million increase in restructuring and impairment and the $2.3 million increase in selling, general and administrative expenses, partially offset by the $5.3 million increase in gross profit for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024.
Interest Expense – Floor Plan
Interest expense – floor plan increased $0.1 million, or 1.9%, to $7.2 million for the three months ended December 31, 2025 compared to $7.0 million for the three months ended December 31, 2024. Floor plan related interest expense increased primarily due to changes in average floor plan borrowings and interest rates for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Interest Expense – Other
Interest expense – other decreased $0.4 million, or 3.9%, to $8.6 million for the three months ended December 31, 2025 compared to $9.0 million for the three months ended December 31, 2024. The decrease in interest expense – other was primarily due to the decrease in the average long term debt balance for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Other Expense (Income), Net
Other expense (income), net decreased by $0.8 million, or 85.9%, to $0.1 million of expense for the three months ended December 31, 2025 compared to $0.9 million of expense for the three months ended December 31, 2024. The decrease was primarily due to the decrease in hurricane related expenses during the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Income Tax Benefit
Income tax benefit increased by $8.1 million, or 154.3%, to $13.4 million for the three months ended December 31, 2025 compared to $5.3 million for the three months ended December 31, 2024. The increase was primarily attributable to a higher projected effective tax rate for fiscal year 2026 compared to fiscal year 2025. Our effective tax rates of 63.4% and 27.9% for the three months ended December 31, 2025 and 2024, respectively, differ from statutory rates primarily due to limitations on officer's compensation.

Table of Content
Net Loss
Net loss decreased by $5.9 million to $7.7 million for the three months ended December 31, 2025 compared to $13.6 million for the three months ended December 31, 2024. The decrease was primarily attributable to the $8.1 million increase in income tax benefit, partially offset by the $3.2 million increase in loss from operations for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
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

Table of Content
The following tables present a reconciliation of Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented.
Three Months Ended December 31, 2025, Compared to Three Months Ended December 31, 2024

	Three Months Ended December 31,
($ in thousands)	2025	2024	Change
Net loss	$(7,711)	$(13,612)	$5,901
Interest expense – other	8,636	8,988	(352)
Income tax benefit	(13,380)	(5,262)	(8,118)
Depreciation and amortization	4,990	6,037	(1,047)
Stock-based compensation	2,136	2,170	(34)
Change in fair value of contingent consideration	203	242	(39)
Transaction costs	1,172	559	613
Restructuring and impairment	7,432	1,898	5,534
Other expense (income), net	125	887	(762)
Adjusted EBITDA	$3,603	$1,907	$1,696
Adjusted EBITDA was $3.6 million for the three months ended December 31, 2025 compared to $1.9 million for the three months ended December 31, 2024. The increase in Adjusted EBITDA resulted primarily from the increase in gross profit, partially offset by the increase in selling, general and administrative expenses for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share
We view Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings (Loss) Per Share as important indicators of performance. We define Adjusted Net Income (Loss) Attributable to OneWater Marine Inc. as net income (loss) attributable to OneWater Marine Inc. before transaction costs, intangible amortization, change in fair value of contingent consideration, restructuring and impairment and other expense (income), all of which are then adjusted for an allocation to the non-controlling interest of OneWater LLC, for periods prior to the Final Redemption. Each of these adjustments are subsequently adjusted for income tax at an estimated statutory tax rate. Management also reports Adjusted Diluted Earnings (Loss) Per Share which presents all of the adjustments to net income (loss) attributable to OneWater Marine Inc. noted above on a per share basis.
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

Table of Content
The following tables present a reconciliation of Adjusted Net Loss Attributable to OneWater Marine Inc. to our net loss attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share to our net loss per share of Class A common stock - diluted, which are the most directly comparable GAAP measures for the periods presented.
Three Months Ended December 31, 2025, Compared to Three Months Ended December 31, 2024

	Three Months Ended December 31,
Description	2025	2024	Change
	($ in thousands)
Net loss attributable to OneWater Marine Inc.	$(7,711)	$(11,971)	$4,260
Transaction costs	1,172	559	613
Intangible amortization	523	2,122	(1,599)
Change in fair value of contingent consideration	203	242	(39)
Restructuring and impairment	7,432	1,898	5,534
Other expense (income), net	125	887	(762)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(514)	514
Adjustments to income tax benefit (2)	(2,364)	(1,195)	(1,169)
Adjusted net loss attributable to OneWater Marine Inc.	$(620)	$(7,972)	$7,352

Net loss per share of Class A common stock - diluted	$(0.47)	$(0.81)	$0.34
Transaction costs	0.07	0.04	0.03
Intangible amortization	0.03	0.14	(0.11)
Change in fair value of contingent consideration	0.01	0.02	(0.01)
Restructuring and impairment	0.45	0.13	0.32
Other expense (income), net	0.01	0.06	(0.05)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(0.04)	0.04
Adjustments to income tax benefit (2)	(0.14)	(0.08)	(0.06)
Adjusted loss per share of Class A common stock - diluted	$(0.04)	$(0.54)	$0.50

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest prior to the Final Redemption.
(2) Represents an adjustment of all reconciling items at an estimated statutory tax rate, which may vary from the Company's effective tax rate.
Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share were $0.6 million and $0.04, respectively, for the three months ended December 31, 2025 compared to Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share of $8.0 million and $0.54, respectively, for the three months ended December 31, 2024. The decrease in Adjusted Net Loss Attributable to OneWater Marine Inc. resulted from the increase in gross profit and increase in income tax benefit, partially offset by the increase in selling, general and administrative expenses for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. The decrease in Adjusted Diluted Loss Per Share resulted from the decrease in Adjusted Net Loss Attributable to OneWater Marine Inc.

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
Liquidity and Capital Resources
Overview
OneWater Inc. is a holding company with no operations and is the sole managing member of OneWater LLC. OneWater Inc.’s principal asset consists of common units of OneWater LLC. Our earnings and cash flows and ability to meet our obligations under the A&R Credit Facility (as defined below), and any other debt obligations will depend on the cash flows resulting from the operations of our operating subsidiaries, and the payment of distributions by such subsidiaries. Our A&R Credit Facility and Inventory Financing Facility (described below) (together, the “Credit Facilities”) contain certain restrictions on distributions or transfers from our operating subsidiaries to their members or unit holders, as applicable, as described in the summaries below under “—Debt Agreements—A&R Credit Facility” and “—Inventory Financing Facility.” Accordingly, the operating results of our subsidiaries may not be sufficient for them to make distributions to us. As a result, our ability to make payments under the A&R Credit Facility and any other debt obligations or to declare dividends could be limited.
Our cash needs are primarily for debt service, growth through acquisitions and working capital to support our operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, we believe we will have adequate cash flow from operations, borrowings under our Credit Facilities and proceeds from any future public or private issuances of debt or equity to fund our current operations, make other required debt repayments and to fund essential capital expenditures and acquisitions for the next twelve months and beyond. On February 2, 2026, we completed the sale of Ocean Bio-Chem and its subsidiaries and used the net proceeds to repay a portion of our outstanding debt.
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. For the reporting period ended December 31, 2025, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Three Months Ended December 31, 2025 and 2024
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended December 31,
($ in thousands)	2025	2024	Change
Net cash used in operating activities	$(76,288)	$(37,442)	$(38,846)
Net cash used in investing activities	(2,073)	(2,776)	703
Net cash provided by financing activities	55,976	49,419	6,557
Effect of exchange rate changes on cash and restricted cash	—	20	(20)
Net change in cash and restricted cash	$(22,385)	$9,221	$(31,606)

Table of Content
Operating Activities. Net cash used in operating activities was $76.3 million for the three months ended December 31, 2025 compared to net cash used in operating activities of $37.4 million for the three months ended December 31, 2024. The $38.8 million increase in cash used in operating activities was primarily attributable to a $33.4 million increase in the change in inventory and a $13.6 million increase in the change in prepaid expenses and other current assets, partially offset by a $7.2 million decrease in the change in customer deposits for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024.
Investing Activities. Net cash used in investing activities was $2.1 million for the three months ended December 31, 2025 compared to net cash used in investing activities of $2.8 million for the three months ended December 31, 2024. The $0.7 million decrease in cash used in investing activities was primarily attributable to a $0.7 million decrease in purchases of property and equipment for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024.
Financing Activities. Net cash provided by financing activities was $56.0 million for the three months ended December 31, 2025 compared to net cash provided by financing activities of $49.4 million for the three months ended December 31, 2024. The $6.6 million increase in financing cash flow was primarily attributable to a $24.8 million increase in net borrowings from floor plan, partially offset by a $11.4 million increase in payments on long-term debt during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024.
Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no share repurchases during the three months ended December 31, 2025. The Company has $48.1 million remaining under the share repurchase program.
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
Debt Agreements
A&R Credit Facility
On August 9, 2022 we entered into the Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “A&R Credit Facility”), with certain of our subsidiaries, Truist Bank and the other lenders party thereto. The A&R Credit Facility provides for, among other things, (i) a $65.0 million revolving credit facility (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit from time to time) and (ii) a $445.0 million term loan facility. Subject to certain conditions, the available amount under the Term Facility and the Revolving Facility may be increased by $125.0 million plus additional amounts subject to additional conditions (including satisfaction of a consolidated leverage ratio requirement) in the aggregate (with up to $50.0 million allocable to the Revolving Facility). On November 17, 2025, the Company entered into Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement to, among other things, (i) modify certain definitions, terms and conditions, (ii) modify the maturity date to be July 31, 2027, and in connection therewith, the repayment schedule, including certain adjustments to applicable interest rates, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the maximum leverage ratio measures, and (v) adjust the minimum liquidity measure. The Revolving Facility matures on July 31, 2027. The Term Facility is repayable in installments beginning on December 31, 2022, with the remainder due on the earlier of (i) July 31, 2027 or (ii) the date on which the principal amount of all outstanding term loans have been declared or automatically have become due and payable pursuant to the terms of the A&R Credit Facility.
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

Table of Content
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants for the reporting period ended December 31, 2025.
Inventory Financing Facility
On November 14, 2023, we entered into the Eighth Amended and Restated Inventory Financing Agreement (as amended, restated, supplemented or otherwise modified, the “Inventory Financing Facility”) with certain of our subsidiaries, Wells Fargo Commercial Distribution Finance, LLC ("Wells Fargo") and the other lender parties thereto. On November 17, 2025, the Company entered into the Third Amendment to Eighth Amended and Restated Inventory Financing Agreement, Omnibus Amendment to Collateralized Guarantees, and First Amendment to Consent Agreement (the "Third Amendment") to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the maximum funded debt to EBITDA ratio, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the minimum liquidity measure, (v) permit certain consignment agreements entered into in the normal course of business, (vi) modify the termination date of the Third Amendment to be March 1, 2027 and (vii) adjust the maximum borrowing capacity to $497.1 million and permit an additional $38.7 million in availability for overtrade capacity. Loans under the Inventory Financing Facility may be extended from time to time to enable the Company to purchase inventory from certain manufacturers. The Inventory Financing Facility expires on March 1, 2027.
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
As of December 31, 2025 and September 30, 2025, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $491.2 million and $419.7 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the three months ended December 31, 2025 and the year ended September 30, 2025, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 6.1% and 6.2%, respectively. As of December 31, 2025 and September 30, 2025, our additional available borrowings under our Inventory Financing Facility were $5.9 million and $175.3 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. For the reporting period ended December 31, 2025, we were in compliance with all covenants under the Inventory Financing Facility.

Table of Content
Commercial Vehicles Notes Payable
We enter into notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $73,000, and mature on dates between January 2026 to May 2032. As of December 31, 2025, we had $1.3 million outstanding under the commercial vehicles notes payable.
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
As of December 31, 2025 and September 30, 2025, our liability under the Tax Receivable Agreement was $37.5 million. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, OneWater LLC will make cash distributions to OneWater Inc. in an amount sufficient to allow it to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due, generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on the $291.2 million outstanding balance under the Inventory Financing Facility that is not covered by interest rate swaps as of December 31, 2025, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.9 million. This hypothetical change does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on the $203.2 million outstanding balance that is not covered by interest rate swaps as of December 31, 2025, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.0 million.
As part of our strategy to mitigate the exposure risk to fluctuations in interest rates for our Inventory Financing Facility and A&R Credit Facility, we may enter into various interest rate swap agreements. As of December 31, 2025, we had two interest rate swap agreements with a combined notional principal amount of $400.0 million. The swaps are designed to provide a hedge against the changes in variable cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. All of our interest rate swaps qualify for cash flow hedge accounting. The following table provides information regarding our interest rate swaps as of December 31, 2025:

Inception Date	Hedged Rate	Notional Value at Inception (in thousands)	Maturity Date
September 2024	SOFR	$200,000	September 2027
September 2024	Term SOFR	200,000	September 2027

Table of Content
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assess the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company as of December 31, 2025, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company's financial condition, liquidity or results of operations.
Item 1A.    Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 15, 2025, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 15, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Exchange Act, including, to the extent practicable or advisable, Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended December 31, 2025. The Company has $48.1 million remaining under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.

Table of Content
Item 6.    Exhibits

Exhibit No.	Description
10.1¥§	Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement, dated as of November 17, 2025, by and among One Water Assets & Operations, LLC, One Water Marine Holdings, LLC, OneWater Marine Inc. and certain of its subsidiaries from time to time, the lenders from time to time party thereto, and Truist Bank as the Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 21, 2025).
10.2¥§	Third Amendment to Eighth Amended and Restated Inventory Financing Agreement, Omnibus Amendment to Collateralized Guarantees, and First Amendment to Consent Agreement, dated as of November 17, 2025, between Wells Fargo Commercial Distribution Finance, LLC as Agent for the several financial institutions that may from time to time become party thereto and Dealers that may from time to time become party thereto. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-39213, filed with the Commission on November 21, 2025).
10.3¥§	Securities Purchase Agreement, dated as of February 2, 2026, by and among OneWater Marine Inc., Ocean Bio-Chem Holdings, Inc. and Recochem Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 6, 2026).
*31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith.
¥Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
§Certain confidential information contained in this agreement has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is both not material and would likely cause competitive harm to the Company if publicly disclosed. An unredacted copy of the exhibit will be furnished to the Securities and Exchange Commission on request.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEWATER MARINE INC.
(Registrant)

	By:	/s/ Philip Austin Singleton, Jr.
Philip Austin Singleton, Jr.
Founder and Executive Chairman

	By:	/s/ Jack Ezzell
Jack Ezzell
Chief Financial Officer and Chief Operating Officer

February 9, 2026