Form 10-Q
period 2026-03-31
OneWater Marine Inc.
filed 2026-05-04
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 16,617,541 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of April 24, 2026.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

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
•geopolitical tensions, including the Iran conflict;
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

Table of Content
PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

ASSETS	March 31, 2026	September 30, 2025
CURRENT ASSETS:
Cash	$68,362	$52,166
Restricted cash	8,160	12,654
Accounts receivable, net	60,661	60,885
Inventories	551,354	539,793
Prepaid expenses and other current assets	44,073	53,715
Total current assets	732,610	719,213
Property and equipment, net	57,958	91,576
Operating lease right-of-use assets	119,674	128,988
Financing lease right-of-use assets	1,020	—
Other long-term assets	2,926	2,309
Deferred tax assets, net	80,172	72,587
Intangible assets, net	122,502	130,198
Goodwill	258,954	258,954
Total assets	$1,375,816	$1,403,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,457	$43,758
Other payables and accrued expenses	37,267	41,429
Customer deposits	38,406	29,280
Notes payable – floor plan	473,067	419,682
Current portion of operating lease liabilities	16,742	16,615
Current portion of financing lease liabilities	99	—
Current portion of long-term debt, net	23,606	77,895
Current portion of tax receivable agreement liability	2,637	2,637
Total current liabilities	632,281	631,296
Other long-term liabilities	1,067	2,544
Tax receivable agreement liability	34,858	34,858
Long-term operating lease liabilities	107,338	115,977
Long-term financing lease liabilities	877	—
Long-term debt, net	329,978	334,197
Total liabilities	1,106,399	1,118,872
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 16,617,541 and 16,373,991 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	166	164
Class B common stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Additional paid-in capital	244,297	240,478
Retained earnings	24,342	44,954
Accumulated other comprehensive income (loss)	612	(643)
Total stockholders’ equity	269,417	284,953
Total liabilities and stockholders’ equity	$1,375,816	$1,403,825

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues:
New boat	$272,042	$309,500	$505,307	$557,497
Pre-owned boat	94,367	89,728	164,782	146,526
Finance & insurance income	14,021	15,003	22,913	24,403
Service, parts & other	61,863	69,290	129,852	130,909
Total revenues	442,293	483,521	822,854	859,335

Cost of sales:
New boat	223,583	259,217	418,540	470,338
Pre-owned boat	76,650	73,877	132,463	119,459
Service, parts & other	36,530	40,016	76,928	75,073
Total cost of sales	336,763	373,110	627,931	664,870

Selling, general and administrative expenses	85,661	87,791	167,011	166,851
Depreciation and amortization	4,174	5,518	8,584	10,833
Transaction costs	1,464	377	2,636	936
Change in fair value of contingent consideration	—	66	203	308
Restructuring and impairment	6,594	388	14,026	1,239
Income from operations	7,637	16,271	2,463	14,298

Other expense (income):
Interest expense – floor plan	6,611	7,504	13,767	14,530
Interest expense – other	7,345	9,100	15,981	18,088
Other expense (income), net	1,056	190	1,181	1,077
Total other expense, net	15,012	16,794	30,929	33,695
Net loss before income tax expense (benefit)	(7,375)	(523)	(28,466)	(19,397)
Income tax expense (benefit)	5,526	(148)	(7,854)	(5,410)
Net loss	(12,901)	(375)	(20,612)	(13,987)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—	7	—	1,648
Net loss attributable to OneWater Marine Inc.	$(12,901)	$(368)	$(20,612)	$(12,339)

Net loss per share of Class A common stock – basic	$(0.78)	$(0.02)	$(1.24)	$(0.80)
Net loss per share of Class A common stock – diluted	$(0.78)	$(0.02)	$(1.24)	$(0.80)

Basic weighted-average shares of Class A common stock outstanding	16,614	15,968	16,574	15,393
Diluted weighted-average shares of Class A common stock outstanding	16,614	15,968	16,574	15,393

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(12,901)	$(375)	$(20,612)	$(13,987)
Other comprehensive income (loss):
Foreign currency translation adjustment	17	(21)	17	(1)
Change in fair value of interest rate swaps, net of reclassification adjustment	2,096	(3,776)	1,644	3,513
Income tax (expense) benefit associated with other comprehensive income items	(518)	935	(406)	(244)
Comprehensive loss	(11,306)	(3,237)	(19,357)	(10,719)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—	7	—	1,648
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	—	—	(2)
Change in fair value of interest rate swaps, net of reclassification adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	66	—	(574)
Income tax (expense) benefit associated with other comprehensive income items attributable to non-controlling interest of One Water Marine Holdings, LLC	—	(16)	—	87
Comprehensive loss attributable to OneWater Marine Inc.	$(11,306)	$(3,180)	$(19,357)	$(9,560)

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2025	16,374	$164	—	$—	$240,478	$44,954	$—	$(643)	$284,953
Net loss	—	—	—	—	—	(7,711)	—	—	(7,711)
Shares issued upon vesting of equity-based awards, net of tax withholding	192	2	—	—	(1,547)	—	—	—	(1,545)
Equity-based compensation	—	—	—	—	2,136	—	—	—	2,136
Currency translation adjustment	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.1 million tax benefit	—	—	—	—	—	—	—	(340)	(340)
Balance at December 31, 2025	16,566	$166	—	$—	$241,067	$37,243	$—	$(983)	$277,493
Net loss	—	—	—	—	—	(12,901)	—	—	(12,901)
Shares issued upon vesting of equity-based awards, net of tax withholding	4	—	—	—	(13)	—	—	—	(13)
Shares issued as part of employee stock purchase plan	48	—	—	—	438	—	—	—	438
Equity-based compensation	—	—	—	—	2,805	—	—	—	2,805
Currency translation adjustment	—	—	—	—	—	—	—	17	17
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	—	1,578	1,578
Balance at March 31, 2026	16,618	$166	—	$—	$244,297	$24,342	$—	$612	$269,417

Table of Content

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2024	14,687	$147	1,430	$14	$202,921	$159,625	$29,943	$(1,897)	$390,753
Net loss	—	—	—	—	—	(11,971)	(1,641)	—	(13,612)
Shares issued upon vesting of equity-based awards, net of tax withholding	160	1	—	—	(1,824)	—	—	—	(1,823)
Equity-based compensation	—	—	—	—	2,170	—	—	—	2,170
Currency translation adjustment	—	—	—	—	—	—	2	18	20
Change in fair value of interest rate swaps, net of reclassification adjustment and $1.2 million tax expense	—	—	—	—	—	—	537	5,573	6,110
Balance at December 31, 2024	14,847	$148	1,430	$14	$203,267	$147,654	$28,841	$3,694	$383,618
Net loss	—	—	—	—	—	(368)	(7)	—	(375)
Distributions to members	—	—	—	—	—	—	(186)	—	(186)
Exchange of B shares for A shares	1,430	14	(1,430)	(14)	28,295	—	(28,598)	303	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,203)	—	—	—	(1,203)
Shares issued as part of employee stock purchase plan	36	1	—	—	534	—	—	—	535
Equity-based compensation	—	—	—	—	2,088	—	—	—	2,088
Currency translation adjustment	—	—	—	—	—	—	—	(21)	(21)
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.9 million tax benefit	—	—	—	—	—	—	(50)	(2,791)	(2,841)
Balance at March 31, 2025	16,313	$163	—	$—	$232,981	$147,286	$—	$1,185	$381,615

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the Six Months Ended March 31	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,612)	$(13,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,443	12,208
Equity-based awards	4,941	4,258
Loss on asset disposals	227	200
Non-cash interest expense	2,050	2,163
Deferred income tax provision	(7,992)	(5,104)
Change in fair value of contingent consideration	203	308
Loss on equity investment	61	46
Loss on disposal of a business	965	—
Restructuring and impairment	12,901	—
(Increase) decrease in assets:
Accounts receivable	(9,045)	(15,540)
Inventories	(30,352)	(11,363)
Prepaid expenses and other current assets	8,536	22,417
Other assets	(545)	(1,182)
Increase (decrease) in liabilities:
Accounts payable	(2,286)	13,163
Other payables and accrued expenses	(1,465)	1,907
Customer deposits	9,126	(18,475)
Net cash used in operating activities	(23,844)	(8,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(4,203)	(7,360)
Proceeds from disposal of property and equipment	40	311
Cash used for additions to intangible assets	(311)	(284)
Cash received in acquisitions	—	713
Proceeds from disposal of a business	48,735	—
Net cash provided by (used in) investing activities	44,261	(6,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	53,385	65,639
Proceeds from long-term debt	14,401	20,265
Payments on long-term debt	(72,754)	(17,258)
Payments of debt issuance costs	(2,528)	(935)
Payments of contingent consideration	—	(2,419)
Payments of tax withholdings for equity-based awards	(1,558)	(1,823)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	438	535
Distributions to members	—	(186)
Payments on financing lease obligations	(116)	—
Net cash (used in) provided by financing activities	(8,732)	63,818

Effects of exchange rate changes on cash and restricted cash	17	(1)

Net change in cash and restricted cash	11,702	48,216
Cash and restricted cash at beginning of period	64,820	27,337
Cash and restricted cash at end of period	$76,522	$75,553

Supplemental cash flow disclosures:
Cash paid for interest	$27,799	$30,908
Cash paid (received) for income taxes and income tax refunds	405	(104)

Noncash items:
Purchase of property and equipment funded by long-term debt	340	151
Right-of-use assets obtained in exchange for new lease liabilities	2,370	5,881

Table of Content
OneWater Marine Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Company and Basis of Presentation
Description of the Business
OneWater Marine Inc. (“OneWater Inc”) was incorporated in Delaware on April 3, 2019 and was a wholly-owned subsidiary of One Water Marine Holdings, LLC (“OneWater LLC”). Pursuant to a reorganization on February 11, 2020 into a holding company structure for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of OneWater LLC and its subsidiaries (together with OneWater Inc, the “Company”), OneWater Inc is the holding company and its sole material asset is the equity interest in OneWater LLC. OneWater LLC was organized as a limited liability company under the law of the State of Delaware in 2014 and is the parent company of One Water Assets & Operations, LLC (“OWAO”), and its subsidiaries.
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of March 31, 2026, the Company operates a total of 94 retail locations, 6 distribution centers/warehouses and multiple online marketplaces in 18 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 44.8% and 45.9% of total revenues for the six months ended March 31, 2026 and 2025, respectively, making them major suppliers of the Company. Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 12.5% and 13.7% of our total revenues for the six months ended March 31, 2026 and 2025, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, whether directly or indirectly, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and, prior to the redemption of all outstanding OneWater LLC units and cancellation of the shares of Class B common stock of OneWater Inc which was completed during the six months ended March 31, 2025 (the "Final Redemption"), historically reported non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which reduced net income (loss) attributable to OneWater Inc’s Class A stockholders. As of March 31, 2026, OneWater Inc owned 100% of the economic interest of OneWater LLC and, accordingly, no longer reports any non-controlling interest related to OneWater LLC Units.
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
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2026 and September 30, 2025, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk. Total cash and restricted cash shown in the unaudited condensed consolidated statements of cash flows is comprised of the amounts reported in cash and restricted cash on the unaudited condensed consolidated balance sheets.
Restricted Cash
Restricted cash relates to amounts collected for brokerage sales, in certain states, which are held in escrow on behalf of the respective buyers and sellers for future purchases of boats.
Inventories
Inventories are stated at the lower of cost or net realizable value. The cost of inventories consist of amounts paid to acquire the inventory, net of vendor consideration received and purchase discounts, and varying by inventory type, may include the cost of reconditioning, equipment addition, transportation, material, labor and manufacturing overhead. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. The cost of acquired, manufactured and assembled parts and accessories is determined using methods which vary by subsidiary and include the average cost method and first-in, first-out (“FIFO”).
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

Table of Content
Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.3 million and $4.6 million as of March 31, 2026 and September 30, 2025, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2026 and 2025.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer or the related service is provided. The activity in customer deposits for the three and six months ended March 31, 2026 and 2025 is as follows:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning contract liability	$25,973	$53,454
Revenue recognized from contract liabilities included in the beginning balance	(19,719)	(29,732)
Increases due to cash received, net of amounts recognized in revenue during the period	32,152	25,945
Ending contract liability	$38,406	$49,667

($ in thousands)	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Beginning contract liability	$29,280	$63,955
Revenue recognized from contract liabilities included in the beginning balance	(25,918)	(45,780)
Increases due to cash received, net of amounts recognized in revenue during the period	35,044	31,492
Ending contract liability	$38,406	$49,667
The following table sets forth percentages on the timing of revenue recognition for the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Goods and services transferred at a point in time	94.2%	94.7%
Goods and services transferred over time	5.8%	5.3%
Total revenue	100.0%	100.0%

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Goods and services transferred at a point in time	93.4%	93.8%
Goods and services transferred over time	6.6%	6.2%
Total revenue	100.0%	100.0%

Table of Content
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

Table of Content
3.    New Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to improve the transparency, effectiveness and comparability of income tax disclosures by requiring greater disaggregation of information and additional disclosures. The pronouncement is effective for a public company's annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in the annual report for fiscal year 2026.
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
4.    Dispositions
On February 2, 2026, the Company completed the sale of its equity interests in Ocean Bio-Chem Holdings, Inc. (“OBCI”) to a third party as part of an arm’s length transaction. The Company has no continuing involvement with the third party or OBCI. The disposition was reported in our Distribution reporting segment through the date of the sale. The sale resulted in a pre-tax loss of $1.0 million recorded in the other expense (income), net in the unaudited condensed consolidated statement of operations.
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

Table of Content
Accounts receivable consisted of the following:

($ in thousands)	March 31, 2026	September 30, 2025
Contracts in transit	$29,308	$17,942
Trade accounts receivable	15,886	29,642
Manufacturer receivable	13,534	10,903
Income tax receivable	2,407	2,950
Total accounts receivable	61,135	61,437
Less – allowance for credit losses	(474)	(552)
Total accounts receivable, net	$60,661	$60,885
6.    Inventories
Inventories consisted of the following:

($ in thousands)	March 31, 2026	September 30, 2025
New vessels	$414,114	$395,300
Pre-owned vessels	84,682	74,535
Parts and accessories, work in process	52,558	69,958
Total inventories	$551,354	$539,793
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

	Goodwill	Trade Names	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized
Net balance as of September 30, 2025	$258,954	$126,008	$1,014	$3,176	$130,198
Acquisitions and additions during the six months ended March 31, 2026	—	—	—	311	311
Impairment recorded during the six months ended March 31, 2026	—	(5,800)	—	—	(5,800)
Accumulated amortization for the six months ended March 31, 2026	—	—	(290)	(817)	(1,107)
Disposals as part of sales during the six months ended March 31, 2026	—	(1,100)	—	—	(1,100)
Net balance as of March 31, 2026	$258,954	$119,108	$724	$2,670	$122,502
During the six months ended March 31, 2026, the Company revised the estimates used in determining the fair value of certain trade names to reflect changes in branding arising from an internal realignment at certain locations. As a result, the Company recorded an impairment loss of $5.8 million in the Dealerships reporting segment in order to adjust the carrying value to estimated fair value. To determine the fair value of the indefinite-lived intangible assets, the Company uses a relief from royalty method for trade names. The financial projections used in the relief from royalty method reflected management's assumptions regarding revenue growth rates, economic and market trends, royalty rates, discount rates, and other expectations about the anticipated short-term and long-term operating results. The impairment loss is recorded in restructuring and impairment in the unaudited condensed consolidated statements of operations.
Amortization expense was $0.6 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively, which includes amortization expense of $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, for internally developed software. Amortization expense was $1.1 million and $4.3 million for the six months ended March 31, 2026 and 2025, respectively, which includes amortization expense of $0.8 million and $0.6 million for the six months ended March 31, 2026 and 2025, respectively, for internally developed software. Amortization expense is recorded in depreciation and amortization in the unaudited condensed consolidated statements of operations. For internally developed software acquisitions and additions during the six months ended March 31, 2026, the weighted average useful life is 1.8 years.

Table of Content
The following table summarizes the expected amortization expense for the fiscal years 2026 through 2030 and thereafter ($ in thousands):

2026 (excluding the six months ended March 31, 2026)	$1,140
2027	2,051
2028	96
2029	95
2030	12
Thereafter	—
$3,394
As of March 31, 2026 and September 30, 2025, the carrying value of goodwill totaled $259.0 million, all of which was related to our Dealerships reporting segment.
8.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”) as set forth in the Eighth Amended and Restated Inventory Financing Agreement entered into by the Company and certain of its subsidiaries with Wells Fargo and the other financial institutions party thereto on November 14, 2023 (as amended from time to time, the “Inventory Financing Facility”). On November 17, 2025, the Company entered into the Third Amendment to Eighth Amended and Restated Inventory Financing Agreement, Omnibus Amendment to Collateralized Guarantees, and First Amendment to Consent Agreement (the "Third Amendment") to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the maximum funded debt to EBITDA ratio, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the minimum liquidity measure, (v) permit certain consignment agreements entered into in the normal course of business, (vi) modify the termination date of the Third Amendment to be March 1, 2027, and (vii) adjust the maximum borrowing capacity to $497.1 million and permit an additional $38.7 million in availability for overtrade capacity. The Inventory Financing Facility expires on March 1, 2027. The outstanding balance of the facility was $473.1 million and $419.7 million, as of March 31, 2026 and September 30, 2025, respectively.
Interest on new boats and rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of March 31, 2026 the interest rate on the Inventory Financing Facility ranged from 6.52% to 8.77% for new inventory and 6.77% to 9.02% for pre-owned inventory. As of September 30, 2025 the interest rate on the Inventory Financing Facility ranged from 7.17% to 9.42% for new inventory and 7.42% to 9.67% for pre-owned inventory. Borrowing capacity available at March 31, 2026 and September 30, 2025 was $24.0 million and $175.3 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum liquidity measure (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants for the reporting period ended March 31, 2026.
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

Table of Content
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants for the reporting period ended March 31, 2026.
Long-term debt consisted of the following at:

($ in thousands except monthly payment amounts)	March 31, 2026	September 30, 2025
Term note payable to Truist Bank, secured and bearing interest at 7.20% at March 31, 2026 and 7.25% at September 30, 2025. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on July 31, 2027	$299,429	$367,125
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.17% at March 31, 2026 and 7.56% at September 30, 2025. The note requires full repayment on July 31, 2027	57,029	47,229
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $1,700 through May 2032	1,433	1,549
Total debt outstanding	357,891	415,903
Less current portion (net of current debt issuance costs)	(23,606)	(77,895)
Less unamortized portion of debt issuance costs	(4,307)	(3,811)
Long-term debt, net of current portion and unamortized debt issuance costs	$329,978	$334,197
As of March 31, 2026 and September 30, 2025, the Company had $3.5 million and $2.8 million, respectively, in letters of credit outstanding under the A&R Revolving Facility.
10.    Derivative and Hedging Instruments
The Company is subject to interest rate risk as a result of required interest payments of the Inventory Financing Facility and A&R Credit Facility. The Company has two interest rate swap agreements which are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. The following table provides information on the attributes of each swap as of March 31, 2026:

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

Balance Sheet Location	March 31, 2026	September 30, 2025
Prepaid expenses and other current assets	$597	$532
Other long-term assets	132	—
Other long-term liabilities	—	(1,448)
Net asset (liability)	$729	$(916)
The interest rate swaps qualify for cash flow hedge accounting treatment. The interest rate swaps are marked to market each reporting date and any unrealized gains or losses, and the related income tax effects, are included in accumulated other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transactions affect earnings.

Table of Content
Information about the effect of the interest swap agreements in the accompanying unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025, is as follows ($ in thousands):

For the three months ended March 31,	Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2026	$2,280	Interest expense – other and Interest expense – floor plan	$183
2025	$(2,922)	Interest expense – other and Interest expense – floor plan	$854

	Location and Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss to Earnings
For the three months ended March 31,	Interest expense – other	Interest expense – floor plan
2026	$90	$93
2025	$419	$435
Information about the effect of the interest swap agreements in the accompanying unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive loss for the six months ended March 31, 2026 and 2025, is as follows ($ in thousands):

For the six months ended March 31,	Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2026	$2,426	Interest expense – other and Interest expense – floor plan	$781
2025	$5,651	Interest expense – other and Interest expense – floor plan	$2,138

	Location and Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss to Earnings
For the six months ended March 31,	Interest expense – other	Interest expense – floor plan
2026	$351	$430
2025	$987	$1,151
As of March 31, 2026, the amount expected to be reclassified out of accumulated other comprehensive income (loss) into earnings during the next 12 months is a gain of $0.6 million. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
11.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,661,754. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

Table of Content
During the six months ended March 31, 2026, the Board approved the grant of 384,472 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2026, subject to continuing employment. As of March 31, 2026, the Company estimated achievement of the performance targets at 100%.
During the six months ended March 31, 2026, the Board approved the grant of 433,157 time-based restricted stock units. Of this amount, 61,343 restricted stock units fully vest on October 1, 2026 and the remaining 371,814 restricted stock units vest in three equal annual installments commencing on October 1, 2026.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $2.7 million and $2.0 million of compensation expense for the three months ended March 31, 2026 and 2025, respectively, which includes $1.4 million and $0.8 million of compensation expense for the three months ended March 31, 2026 and 2025, respectively, for performance-based units. The Company recognized $4.7 million and $4.0 million of compensation expense for the six months ended March 31, 2026 and 2025, respectively, which includes $1.9 million and $1.5 million of compensation expense for the six months ended March 31, 2026 and 2025, respectively, for performance-based units.
The following table further summarizes activity related to restricted stock units for the six months ended March 31, 2026:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2025	657,818	$25.29
Awarded	817,629	15.82
Vested	(306,767)	25.18
Forfeited	(14,228)	19.30
Unvested at March 31, 2026	1,154,452	$18.69
As of March 31, 2026, the total unrecognized compensation expense related to outstanding equity awards was $11.4 million, which the Company expects to recognize over a weighted-average period of 1.4 years.
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

Table of Content
The following table sets forth the calculation of net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

Net loss per share:	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net loss attributable to OneWater Inc	$(12,901)	$(368)

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net loss per share	16,614	15,968
Effect of dilutive securities:
Restricted stock units	—	—
Employee stock purchase plan	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net loss per share	16,614	15,968

Net loss per share of Class A common stock – basic	$(0.78)	$(0.02)
Net loss per share of Class A common stock – diluted	$(0.78)	$(0.02)
The following table sets forth the calculation of net loss per share for the six months ended March 31, 2026 and 2025 (in thousands, except per share data):

Net loss per share:	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Numerator:
Net loss attributable to OneWater Inc	$(20,612)	$(12,339)

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net loss per share	16,574	15,393
Effect of dilutive securities:
Restricted stock units	—	—
Employee stock purchase plan	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net loss per share	16,574	15,393

Net loss per share of Class A common stock – basic	$(1.24)	$(0.80)
Net loss per share of Class A common stock – diluted	$(1.24)	$(0.80)
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

Table of Content
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Class B common stock	—	345
Restricted Stock Units	106	111
Employee Stock Purchase Plan	5	2
	111	458

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Class B common stock	—	894
Restricted Stock Units	93	112
Employee Stock Purchase Plan	9	6
	102	1,012
On March 30, 2022, the Board approved a share repurchase program up to $50 million. No shares of Class A common stock were repurchased by the Company during the six months ended March 31, 2026. As of March 31, 2026, the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of March 31, 2026, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 612,434 additional shares of the Company’s Class A common stock may be issued under the ESPP as of March 31, 2026, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.1 million during the three months ended March 31, 2026 and 2025 and $0.2 million and $0.3 million during the six months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and September 30, 2025, the Company had current liabilities of $0.2 million for future purchases of shares under the ESPP. During the six months ended March 31, 2026 and 2025, 47,463 and 36,167 shares were issued under the ESPP at an average share price of $9.20 and $14.77, respectively.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Table of Content
The following are the assumptions used for the periods ended March 31, 2026 and 2025:

	2026	2025
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.6 - 4.3%	4.3 - 5.4%
Volatility	52.4 - 68.0%	55.0 - 65.5%
Expected life	Six months	Six months
Distributions
During the six months ended March 31, 2025, the Company made distributions to OneWater Unit Holders for certain permitted tax payments. No distributions were made during the six months ended March 31, 2026.
Non-Controlling Interest
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries. Prior to March 31, 2025, OneWater Inc reported non-controlling interests attributable to the portion of OneWater LLC Units not owned by OneWater Inc. Holders of OneWater LLC Units could exchange their LLC Units, together with the cancellation of an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC's election, cash. During the year ended September 30, 2025, the remaining OneWater LLC Units were exchanged for 1,429,940 shares of Class A common stock of OneWater Inc., and the corresponding remaining 1,429,940 shares of Class B common stock of OneWater Inc. were canceled. As of September 30, 2025 and March 31, 2026, OneWater Inc owns 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report a non-controlling interest related to OneWater LLC Units.
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

Table of Content
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025:

	March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in equity securities	$6	$—	$—	$6
Derivative and hedging instruments	—	729	—	729
Liabilities:
Contingent consideration	—	—	1,000	1,000

	September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in equity securities	$67	$—	$—	$67
Derivative and hedging instruments	—	532	—	532
Liabilities:
Contingent consideration	—	—	6,684	6,684
Derivative and hedging instruments	—	1,448	—	1,448
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the six months ended March 31, 2026.
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
The portion of unrealized losses recognized related to equity securities still held as of March 31, 2026 and 2025 consists of the following:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net losses recognized during the period on equity securities	$36	$53
Less: net losses recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$36	$53

($ in thousands)	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Net losses recognized during the period on equity securities	$61	$46
Less: net losses recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$61	$46
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

Table of Content
The following table sets forth the changes in fair value of our contingent consideration for the three and six months ended March 31, 2026:

($ in thousands)	Three Months Ended March 31, 2026
Balance as of December 31, 2025	$6,887
Settlement of contingent consideration	(5,887)
Change in fair value, including accretion	—
Balance as of March 31, 2026	$1,000

($ in thousands)	Six Months Ended March 31, 2026
Balance as of September 30, 2025	$6,684
Settlement of contingent consideration	(5,887)
Change in fair value, including accretion	$203
Balance as of March 31, 2026	$1,000
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
13.    Restructuring and Impairment
During the six months ended March 31, 2026, the Company recorded impairment charges to reduce the carrying value of certain identifiable intangible assets to their estimated fair value, as discussed in Note 7. In addition, the Company recorded impairment charges to adjust the carrying value of assets held for sale to their estimated fair value, less costs to sell, based on the expected fair value of the disposal group. Further, the Company underwent various restructuring activities primarily related to the closure of certain locations and a reduction of headcount. The Company recognized $6.6 million in restructuring and impairment charges during the three months ended March 31, 2026, which were recorded within restructuring and impairment in the unaudited consolidated statement of operations. $6.0 million and $0.6 million was reported in the Dealerships and Distribution reporting segments, respectively.
The Company recognized $14.0 million in restructuring and impairment charges during the six months ended March 31, 2026, which were recorded within restructuring and impairment in the unaudited consolidated statement of operations. $6.0 million and $8.0 million was reported in the Dealerships and Distribution reporting segments, respectively.
During the six months ended March 31, 2025, the Company underwent various restructuring actions, primarily a reduction of headcount, closure of certain locations and inventory adjustments related to the cancellation of certain dealer agreements. As a result of the restructuring activities, the Company recognized $0.4 million in restructuring charges during the three months ended March 31, 2025, which was recorded in restructuring and impairment in the unaudited consolidated statement of operations. The $0.4 million of restructuring charges are fully reported in the Distribution reporting segment.
The Company recognized $2.3 million in restructuring charges during the six months ended March 31, 2025, of which $1.2 million was recorded in restructuring and impairment and $1.1 million was recorded in new boat cost of sales in the unaudited consolidated statement of operations. Of the $2.3 million restructuring charges, $1.2 million and $1.1 million was reported in the Dealerships and Distribution reporting segments, respectively.
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
Our effective tax rates of (74.9)% and 28.3% for the three months ended March 31, 2026 and 2025, respectively, and 27.6% and 27.9% for the six months ended March 31, 2026 and 2025, respectively, differ from statutory rates primarily due to the impact of limitations on officer's compensation and for the three and six months ended March 31, 2026, the disposition of OBCI.
The Company had federal net operating loss carryforwards from underlying corporate entities of approximately $32.0 million resulting in a deferred tax asset of $6.7 million as of September 30, 2025. The U.S. federal net operating loss carryforwards have no expiration but can only be used to offset up to 80% of future taxable income annually. As a result of various state net operating loss carryforwards, the Company had a deferred tax asset of $1.4 million as of September 30, 2025. The state net operating loss carryforward period varies by state, as well as conformity to the 80% limitation. The Company projects to fully utilize the net operating losses in subsequent fiscal years.

Table of Content
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
As of March 31, 2026 and September 30, 2025, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended December 31, 2020.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of March 31, 2026 and September 30, 2025, our undiscounted liability under the Tax Receivable Agreement was $37.5 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the fourth amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
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
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of March 31, 2026, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
Risk Management
The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions and natural disasters for which the Company carries commercial insurance. There have been no significant reductions in coverage from the prior year and settlements have not exceeded coverage in past years.

Table of Content
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
17.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $35.7 million and $38.0 million for the three months ended March 31, 2026 and 2025, respectively, and $76.4 million and $90.4 million for the six months ended March 31, 2026 and 2025, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.8 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, and $1.6 million and $2.1 million for the six months ended March 31, 2026 and 2025, respectively.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $0.3 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, and $0.8 million and $2.8 million for the six months ended March 31, 2026 and 2025, respectively.
In connection with transactions noted above, the Company owed $1.6 million and $4.9 million as recorded within accounts payable as of March 31, 2026 and September 30, 2025, respectively. Additionally, the Company had less than $0.1 million recorded within accounts receivable as of March 31, 2026. No amounts were recorded within accounts receivable as of September 30, 2025.
In connection with the Tax Receivable Agreement, the Company owed $33.5 million as recorded within current portion of tax receivable agreement liability and tax receivable agreement liability on the unaudited condensed consolidated balance sheets at March 31, 2026 and September 30, 2025. See further discussion of our Tax Receivable Agreement in Note 14.
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

Table of Content
Reportable segment financial information for the three and six months ended March 31, 2026 and 2025 are as follows:

Dealerships:	Three Months Ended March 31,
	2026	2025
Revenues:
New boat	$272,042	$309,500
Pre-owned boat	94,367	89,728
Finance & insurance income	14,021	15,003
Service, parts & other	31,405	32,059
Total revenues	411,835	446,290

Cost of sales:
New boat	223,583	259,217
Pre-owned boat	76,650	73,877
Service, parts & other	15,486	15,347
Total cost of sales	315,719	348,441

Selling, general and administrative expenses (1)	74,328	73,941
Interest expense - floor plan	6,611	7,504
Segment income	$15,177	$16,404

(1) Selling, general and administrative expenses exclude equity-based compensation.

Distribution:	Three Months Ended March 31,
	2026	2025
Revenues:
Service, parts & other	$30,458	$37,231
Cost of sales:
Service, parts & other (1)	20,765	24,016

Selling, general and administrative expenses	8,528	11,762
Segment income	$1,165	$1,453

(1) Cost of sales - Service, parts & other excludes depreciation and amortization

	Three Months Ended March 31,
Reconciliation of segment income:	2026	2025
Dealership segment income	$15,177	$16,404
Distribution segment income	1,165	1,453
Segment income	16,342	17,857
Interest expense - other	(7,345)	(9,100)
Restructuring and impairment	(6,594)	(388)
Change in fair value of contingent consideration	—	(66)
Equity-based compensation	(2,805)	(2,088)
Transaction costs	(1,464)	(377)
Depreciation and amortization	(4,453)	(6,171)
Other expense, net	(1,056)	(190)
Net loss before income tax expense (benefit)	$(7,375)	$(523)

Table of Content

	Three Months Ended March 31,
Interest expense - other:	2026	2025
Dealership segment	$7,345	$9,100
Distribution segment	—	—
Total interest expense - other	$7,345	$9,100

Dealerships:	Six Months Ended March 31,
	2026	2025
Revenues:
New boat	$505,307	$557,497
Pre-owned boat	164,782	146,526
Finance & insurance income	22,913	24,403
Service, parts & other	66,687	65,489
Total revenues	759,689	793,915

Cost of sales:
New boat (1)	418,540	469,291
Pre-owned boat	132,463	119,459
Service, parts & other	32,518	30,911
Total cost of sales	583,521	619,661

Selling, general and administrative expenses (2)	142,560	139,754
Interest expense - floor plan	13,767	14,530
Segment income	$19,841	$19,970

(1) Cost of sales - new boat excludes restructuring and impairment charges.
(2) Selling, general and administrative expenses exclude equity-based compensation.

Distribution:	Six Months Ended March 31,
	2026	2025
Revenues:
Service, parts & other	$63,165	$65,420
Cost of sales:
Service, parts & other (1)	43,551	42,787

Selling, general and administrative expenses	19,510	22,839
Segment income (loss)	$104	$(206)

(1) Cost of sales - Service, parts & other excludes depreciation and amortization

Table of Content

	Six Months Ended March 31,
Reconciliation of segment income (loss):	2026	2025
Dealership segment income (loss)	$19,841	$19,970
Distribution segment income (loss)	104	(206)
Segment income	19,945	19,764
Interest expense - other	(15,981)	(18,088)
Restructuring and impairment	(14,026)	(2,286)
Change in fair value of contingent consideration	(203)	(308)
Equity-based compensation	(4,941)	(4,258)
Transaction costs	(2,636)	(936)
Depreciation and amortization	(9,443)	(12,208)
Other expense, net	(1,181)	(1,077)
Net loss before income tax expense (benefit)	$(28,466)	$(19,397)

	Six Months Ended March 31,
Interest expense - other:	2026	2025
Dealership segment	$15,981	$18,088
Distribution segment	—	—
Total interest expense - other	$15,981	$18,088

Assets:	March 31, 2026	September 30, 2025
Dealership segment	$1,312,864	$1,276,828
Distribution segment	62,952	126,997
Total Assets	$1,375,816	$1,403,825

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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 94 dealerships, 6 distribution centers/warehouses and multiple online marketplaces as of March 31, 2026. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. Our sales of marine parts and accessories expanded with the acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and, prior to the completed sale on February 2, 2026, Ocean Bio-Chem, LLC (f/k/a Ocean Bio-Chem, Inc. ("Ocean Bio-Chem")).
We report our operations through two reportable segments: Dealerships and Distribution.
As of March 31, 2026, the Dealerships segment includes operations of 94 dealerships in 17 states including Florida, Texas, Alabama and Georgia, among others, and represents 93% and 92% of revenues for the three and six months ended March 31, 2026, respectively. The Dealerships segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2025, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of March 31, 2026, the Distribution segment includes the activity of our fully-owned businesses, Central Assets & Operations, LLC d/b/a PartsVu and T-H Marine and its subsidiaries, which together operate 6 distribution centers/warehouses in Alabama, Florida, and Oklahoma and represents 7% and 8% of revenues for the three and six months ended March 31, 2026, respectively. Prior to completion of the sale on February 2, 2026, the Distribution segment also included the activity of Ocean Bio-Chem and its subsidiaries. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired multiple additional dealerships, distribution centers/warehouses and online marketplaces through 35 acquisitions and, as of March 31, 2026, operate 94 dealerships and 6 distribution centers/warehouses. Our current portfolio as of March 31, 2026 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

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
Trends and Other Factors Impacting Our Performance
Acquisitions
We have been a highly acquisitive company. Since the combination of Singleton Marine and Legendary Marine in 2014, we have acquired additional dealerships through 30 dealer group acquisitions. Our team remains focused on expanding our dealership growth in regions with strong boating cultures, enhancing the customer experience and generating value for our shareholders. In addition to dealership acquisitions, the Company has strategically acquired 5 parts and accessories companies. We plan to continue to strategically evaluate and complete acquisitions moving forward.
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
General Economic Conditions
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including the adverse economic effects of higher interest rates or inflation, increases to tariff or duty rates, supply chain constraints, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. The global trade and macroeconomic environment remains dynamic, including the impact of U.S. tariffs and foreign retaliatory measures, the impact of the U.S.-Israel and Iran war, as well as broader geopolitical and foreign policy developments. These factors may affect supply chains, input costs, fuel and transportation costs, consumer demand, capital markets and foreign exchange rates. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable. The imposition of tariffs on foreign goods and services, as well as any retaliatory tariffs on U.S. goods and services, could increase the price of supplies and materials we rely on to conduct our business, and, thus, negatively impact our operating results. Although rhetoric has de-escalated in recent months, there is still a high degree of uncertainty surrounding U.S. tariff policy, how it will be implemented, and how other countries will react to it. Additionally, ongoing geopolitical instability, including armed conflicts, heightened tensions in oil-producing regions, and the potential for broader military escalation, could disrupt global energy markets, drive significant increases in fuel and transportation costs, and further erode consumer confidence and discretionary spending. Economic conditions in areas in which we operate dealerships, particularly in the Southeast, can have a major impact on our overall results of operations. Local influences, such as corporate downsizing, inclement weather such as hurricanes, tornadoes, and other storms, environmental conditions, and global public health concerns and events have and could adversely affect our operations in certain markets and in certain periods. Any extended period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.
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
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the fiscal year ended September 30, 2025, except for revisions to certain estimates used in determining the estimated fair value of identifiable intangible assets. These revisions were made to better reflect the value of certain trade names based on changes in branding arising from an internal realignment at certain locations. As a result, the Company recorded an impairment loss of $5.8 million to reduce the carrying value of identifiable intangible assets to estimated fair value.
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 17.2% and 17.4% to revenue in the three months ended March 31, 2026 and 2025, respectively, and 18.6% and 18.1% to revenue in the six months ended March 31, 2026 and 2025, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 37.3% and 40.1% to gross profit in the three months ended March 31, 2026 and 2025, respectively, and 38.9% and 41.3% to gross profit in the six months ended March 31, 2026 and 2025, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through our Distribution segment) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
This acquisition is partially reflected in our unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2026.
Dispositions
The comparability of our results of operations between the periods discussed below is naturally affected by the dispositions we have completed during such periods. Future dispositions, if any, may impact the comparability of our future results of operations to our historical results.
Fiscal 2026 Year-to-date Dispositions
•Effective February 2, 2026, we sold Ocean Bio-Chem and its subsidiaries, a supplier and distributor of appearance, cleaning and maintenance products for the marine industry and the automotive, powersports, recreational vehicle, and outdoor power equipment markets. The business had facilities in Alabama and Florida. During the year ended September 30, 2025, Ocean Bio-Chem accounted for 3.3% of the Company's total revenues and 2.7% of the Company's total cost of sales.
The disposition is partially reflected in our unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2026. There were no dispositions during the fiscal year ended September 30, 2025.
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

Table of Content
Results of Operations
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$272,042	61.5%	$309,500	64.0%	$(37,458)	-12.1%
Pre-owned boat	94,367	21.3%	89,728	18.6%	4,639	5.2%
Finance & insurance income	14,021	3.2%	15,003	3.1%	(982)	-6.5%
Service, parts & other	61,863	14.0%	69,290	14.3%	(7,427)	-10.7%
Total revenues	442,293	100.0%	483,521	100.0%	(41,228)	-8.5%

Gross Profit
New boat	48,459	11.0%	50,283	10.4%	(1,824)	-3.6%
Pre-owned boat	17,717	4.0%	15,851	3.3%	1,866	11.8%
Finance & insurance	14,021	3.2%	15,003	3.1%	(982)	-6.5%
Service, parts & other	25,333	5.7%	29,274	6.1%	(3,941)	-13.5%
Total gross profit	105,530	23.9%	110,411	22.8%	(4,881)	-4.4%

Selling, general and administrative expenses	85,661	19.4%	87,791	18.2%	(2,130)	-2.4%
Depreciation and amortization	4,174	0.9%	5,518	1.1%	(1,344)	-24.4%
Transaction costs	1,464	0.3%	377	0.1%	1,087	288.3%
Change in fair value of contingent consideration	—	—%	66	—%	(66)	-100.0%
Restructuring and impairment	6,594	1.5%	388	0.1%	6,206	1,599.5%

Income from operations	7,637	1.7%	16,271	3.4%	(8,634)	-53.1%

Interest expense – floor plan	6,611	1.5%	7,504	1.6%	(893)	-11.9%
Interest expense – other	7,345	1.7%	9,100	1.9%	(1,755)	-19.3%
Other expense (income), net	1,056	0.2%	190	—%	866	455.8%
Net loss before income tax expense (benefit)	(7,375)	-1.7%	(523)	-0.1%	(6,852)	1,310.1%
Income tax expense (benefit)	5,526	1.2%	(148)	—%	5,674	-3,833.8%
Net loss	(12,901)	-2.9%	(375)	-0.1%	(12,526)	3,340.3%
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—		7
Net loss attributable to OneWater Marine Inc.	$(12,901)		$(368)
Revenue
Overall, revenue decreased by $41.2 million, or 8.5%, to $442.3 million for the three months ended March 31, 2026 from $483.5 million for the three months ended March 31, 2025. Revenue decreased primarily due to a decrease in unit sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Overall, the revenue decrease was attributable to a $37.5 million decrease in new boat sales and a $7.4 million decrease in service, parts & other sales, partially offset by a $4.6 million increase in pre-owned boat sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
New Boat Sales
New boat sales decreased by $37.5 million, or 12.1%, to $272.0 million for the three months ended March 31, 2026 from $309.5 million for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in unit sales and the timing of this year's Palm Beach International Boat Show, partially offset by an increase in average sales price.

Table of Content
Pre-owned Boat Sales
Pre-owned boat sales increased by $4.6 million, or 5.2%, to $94.4 million for the three months ended March 31, 2026 from $89.7 million for the three months ended March 31, 2025. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in both average unit price and unit sales.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $1.0 million, or 6.5%, to $14.0 million for the three months ended March 31, 2026 from $15.0 million for the three months ended March 31, 2025. The decrease was primarily due to the decrease in new boat sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $7.4 million, or 10.7%, to $61.9 million for the three months ended March 31, 2026 from $69.3 million for the three months ended March 31, 2025. The decrease in service, parts & other sales is primarily due to the sale of Ocean Bio-Chem, partially offset by an increase in revenues for the remaining business in the Distribution segment. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $30.5 million and $37.2 million for the three months ended March 31, 2026 and 2025, respectively.
Gross Profit
Gross profit decreased by $4.9 million, or 4.4%, to $105.5 million for the three months ended March 31, 2026 from $110.4 million for the three months ended March 31, 2025. This decrease was primarily due to the decrease in revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, partially offset by the increase in gross margin. Gross margin increased 110 basis points to 23.9% for the three months ended March 31, 2026 from 22.8% for the three months ended March 31, 2025 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $1.8 million, or 3.6%, to $48.5 million for the three months ended March 31, 2026 from $50.3 million for the three months ended March 31, 2025. This decrease was driven by the decrease in new boat revenues. Gross profit margin increased to 17.8% for the three months ended March 31, 2026 as compared to 16.2% in the three months ended March 31, 2025. The increase was primarily attributable to new boat pricing and the impact of portfolio optimization actions taken in the previous fiscal year.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit increased by $1.9 million, or 11.8%, to $17.7 million for the three months ended March 31, 2026 from $15.9 million for the three months ended March 31, 2025. The increase in pre-owned gross profit was driven by the increase in both pre-owned boat revenues and pre-owned boat gross profit margin. Pre-owned boat gross profit margin was 18.8% and 17.7% for the three months ended March 31, 2026 and 2025, respectively. The increase in gross profit margin was primarily due to a favorable model mix of pre-owned boat sales and the continued strength of customer demand.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $1.0 million, or 6.5%, to $14.0 million for the three months ended March 31, 2026 from $15.0 million for the three months ended March 31, 2025. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $3.9 million, or 13.5%, to $25.3 million for the three months ended March 31, 2026 from $29.3 million for the three months ended March 31, 2025. The decrease in gross profit was the result of a decrease in Distribution segment sales as a result of the disposition of Ocean Bio-Chem. Service, parts & other gross profit margin was 41.0% and 42.2% for the three months ended March 31, 2026 and 2025, respectively. The decrease in gross profit margin was primarily attributable to a change in sales mix reflecting higher sales to original equipment manufacturers, which have a lower margin profile.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.1 million, or 2.4%, to $85.7 million for the three months ended March 31, 2026 from $87.8 million for the three months ended March 31, 2025. This decrease was primarily due to previously implemented cost saving actions and ongoing expense management, partially offset by an increase in variable personnel costs, primarily sales commissions. Selling, general and administrative expenses as a percentage of revenue increased to 19.4% from 18.2% for the three months ended March 31, 2026 and 2025, respectively, primarily due to lower revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.3 million, or 24.4%, to $4.2 million for the three months ended March 31, 2026 compared to $5.5 million for the three months ended March 31, 2025. The decrease in depreciation and amortization expense was primarily attributable to a reduction in amortization of intangible assets due to the prior year impairment charge as well as the impact of the Ocean Bio-Chem disposal.
Transaction Costs
Transaction costs increased by $1.1 million, or 288.3%, to $1.5 million for the three months ended March 31, 2026 compared to $0.4 million for the three months ended March 31, 2025. The increase in transaction costs was primarily attributable to costs associated with the sale of Ocean Bio-Chem during the three months ended March 31, 2026.
Change in Fair Value of Contingent Consideration
During the three months ended March 31, 2026, we recognized no charges related to the change in fair value of contingent consideration compared to $0.1 million of charges related to accretion of contingent consideration liabilities during the three months ended March 31, 2025.
Restructuring and Impairment
During the three months ended March 31, 2026, we recognized a loss of $6.6 million, primarily related to an impairment charge related to identifiable intangible assets, resulting from revised assumptions used in estimating the fair value of certain trade names. During the three months ended March 31, 2025, we recognized charges of $0.4 million related to restructuring activities.
Income from Operations
Income from operations decreased $8.6 million, or 53.1%, to $7.6 million for the three months ended March 31, 2026 compared to $16.3 million for the three months ended March 31, 2025. The decrease was primarily attributable to the $6.2 million increase in restructuring and impairment and the $4.9 million decrease in gross profit, partially offset by the $2.1 million decrease in selling, general and administrative expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Interest Expense – Floor Plan
Interest expense – floor plan decreased $0.9 million, or 11.9%, to $6.6 million for the three months ended March 31, 2026 compared to $7.5 million for the three months ended March 31, 2025. Floor plan related interest expense decreased primarily due to the decrease in both the average floor plan borrowings and interest rates for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Interest Expense – Other
Interest expense – other decreased $1.8 million, or 19.3%, to $7.3 million for the three months ended March 31, 2026 compared to $9.1 million for the three months ended March 31, 2025. The decrease in interest expense – other was primarily attributable to a lower average outstanding debt balance resulting from debt repayments, as well as lower interest rates.
Other Expense (Income), Net
Other expense (income), net increased by $0.9 million, or 455.8%, to $1.1 million of expense for the three months ended March 31, 2026 compared to $0.2 million of expense for the three months ended March 31, 2025. The increase was primarily due to the recognized loss on disposal of Ocean Bio-Chem during the three months ended March 31, 2026.
Income Tax Expense (Benefit)
Income tax expense (benefit) changed by $5.7 million, or 3,833.8%, to $5.5 million of income tax expense for the three months ended March 31, 2026 compared to $0.1 million of income tax benefit for the three months ended March 31, 2025. The change was primarily attributable to the impact of the Ocean Bio-Chem disposal. Our effective tax rates of (74.9)% and 28.3% for the three months ended March 31, 2026 and 2025, respectively, differ from statutory rates primarily due to limitations on officer's compensation and the impact on income tax expense (benefit) from the sale of Ocean Bio-Chem.

Table of Content
Net Loss
Net loss increased by $12.5 million to $12.9 million for the three months ended March 31, 2026 compared to $0.4 million for the three months ended March 31, 2025. The increase was primarily attributable to the $8.6 million decrease in income from operations and a $5.7 million increase in income tax expense, partially offset by the $1.8 million decrease in interest expense - other for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Results of Operations
Six Months Ended March 31, 2026, Compared to Six Months Ended March 31, 2025

	For the Six Months Ended March 31, 2026		For the Six Months Ended March 31, 2025		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$505,307	61.4%	$557,497	64.9%	$(52,190)	-9.4%
Pre-owned boat	164,782	20.0%	146,526	17.1%	18,256	12.5%
Finance & insurance income	22,913	2.8%	24,403	2.8%	(1,490)	-6.1%
Service, parts & other	129,852	15.8%	130,909	15.2%	(1,057)	-0.8%
Total revenues	822,854	100.0%	859,335	100.0%	(36,481)	-4.2%

Gross Profit
New boat	86,767	10.5%	87,159	10.1%	(392)	-0.4%
Pre-owned boat	32,319	3.9%	27,067	3.1%	5,252	19.4%
Finance & insurance	22,913	2.8%	24,403	2.8%	(1,490)	-6.1%
Service, parts & other	52,924	6.4%	55,836	6.5%	(2,912)	-5.2%
Total gross profit	194,923	23.7%	194,465	22.6%	458	0.2%

Selling, general and administrative expenses	167,011	20.3%	166,851	19.4%	160	0.1%
Depreciation and amortization	8,584	1.0%	10,833	1.3%	(2,249)	-20.8%
Transaction costs	2,636	0.3%	936	0.1%	1,700	181.6%
Change in fair value of contingent consideration	203	—%	308	—%	(105)	-34.1%
Restructuring and impairment	14,026	1.7%	1,239	0.1%	12,787	1,032.0%

Income from operations	2,463	0.3%	14,298	1.7%	(11,835)	-82.8%

Interest expense – floor plan	13,767	1.7%	14,530	1.7%	(763)	-5.3%
Interest expense – other	15,981	1.9%	18,088	2.1%	(2,107)	-11.6%
Other expense (income), net	1,181	0.1%	1,077	0.1%	104	9.7%
Net loss before income tax benefit	(28,466)	-3.5%	(19,397)	-2.3%	(9,069)	46.8%
Income tax benefit	(7,854)	-1.0%	(5,410)	-0.6%	(2,444)	45.2%
Net loss	(20,612)	-2.5%	(13,987)	-1.6%	(6,625)	47.4%
Net loss (income) attributable to non-controlling interests of One Water Marine Holdings, LLC	—		1,648
Net loss attributable to OneWater Marine Inc.	$(20,612)		$(12,339)
Revenue
Overall, revenue decreased by $36.5 million, or 4.2%, to $822.9 million for the six months ended March 31, 2026 from $859.3 million for the six months ended March 31, 2025. Revenue decreased due to a decrease in unit sales for the six months ended March 31, 2026 compared to the six months ended March 31, 2025. Overall the revenue decrease was attributable to a $52.2 million decrease in new boat sales, partially offset by a $18.3 million increase in pre-owned boat sales for the six months ended March 31, 2026 compared to the six months ended March 31, 2025.

Table of Content
New Boat Sales
New boat sales decreased by $52.2 million, or 9.4%, to $505.3 million for the six months ended March 31, 2026 from $557.5 million for the six months ended March 31, 2025. The decrease was primarily attributable to a decrease in unit sales and the timing of this year's Palm Beach International Boat Show, partially offset by an increase in average sales price.
Pre-owned Boat Sales
Pre-owned boat sales increased by $18.3 million, or 12.5%, to $164.8 million for the six months ended March 31, 2026 from $146.5 million for the six months ended March 31, 2025. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in both units sold and average unit price.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $1.5 million, or 6.1%, to $22.9 million for the six months ended March 31, 2026 from $24.4 million for the six months ended March 31, 2025. The decrease was primarily due to a decrease in new boat sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $1.1 million, or 0.8%, to $129.9 million for the six months ended March 31, 2026 from $130.9 million for the six months ended March 31, 2025. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $63.2 million and $65.4 million for the six months ended March 31, 2026 and 2025, respectively. The decrease in revenue in the Distribution segment was partially offset by an increase in revenue in our Dealership segment. The decrease in revenue in the Distribution segment is primarily due to the sale of Ocean Bio-Chem during the six months ended March 31, 2026.
Gross Profit
Gross profit increased by $0.5 million, or 0.2%, to $194.9 million for the six months ended March 31, 2026 from $194.5 million for the six months ended March 31, 2025. This increase was primarily due to new and used boat pricing and execution of strategic priorities to increase boat gross profit. Gross margin increased 110 basis points to 23.7% for the six months ended March 31, 2026 from 22.6% for the six months ended March 31, 2025 due to the factors noted below.
New Boat Gross Profit
New boat gross profit decreased by $0.4 million, or 0.4%, to $86.8 million for the six months ended March 31, 2026 from $87.2 million for the six months ended March 31, 2025. This decrease was primarily due to the decrease in unit sales, partially offset by the increase in average sales price and new boat gross profit margin. New boat gross profit margin was 17.2% for the six months ended March 31, 2026 as compared to 15.6% in the six months ended March 31, 2025. The increase was primarily due to new boat pricing and the impact of portfolio optimization actions taken in the previous fiscal year.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit increased by $5.3 million, or 19.4%, to $32.3 million for the six months ended March 31, 2026 from $27.1 million for the six months ended March 31, 2025. This increase was due to the increase in pre-owned boat gross profit margins and the increase in pre-owned boat sales. Pre-owned boat gross profit margin was 19.6% and 18.5% for the six months ended March 31, 2026 and 2025, respectively. The increase was primarily due to a favorable model mix of pre-owned boat sales.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $1.5 million, or 6.1%, to $22.9 million for the six months ended March 31, 2026 from $24.4 million for the six months ended March 31, 2025. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.

Table of Content
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $2.9 million, or 5.2%, to $52.9 million for the six months ended March 31, 2026 from $55.8 million for the six months ended March 31, 2025. The decrease was due to the decrease in service, parts & other sales, primarily attributable to the disposal of Ocean Bio-Chem, as well as the decrease in the service, parts & other gross profit margin. Service, parts & other gross profit margin was 40.8% and 42.7% for the six months ended March 31, 2026 and 2025, respectively. The decrease in gross profit margin was primarily attributable to a change in sales mix reflecting higher sales to original equipment manufacturers, which have a lower margin profile.
Selling, General and Administrative Expenses
Selling, general and administrative expenses remained flat at $167.0 million for the six months ended March 31, 2026 compared to $166.9 million for the six months ended March 31, 2025. Selling, general and administrative expenses as a percentage of revenue increased to 20.3% from 19.4% for the six months ended March 31, 2026 and 2025. The increase in selling, general and administrative expenses as a percentage of revenue was driven by higher variable personnel costs, primarily sales commissions.
Depreciation and Amortization
Depreciation and amortization expense decreased by $2.2 million, or 20.8%, to $8.6 million for the six months ended March 31, 2026 compared to $10.8 million for the six months ended March 31, 2025. The decrease in depreciation and amortization expense for the six months ended March 31, 2026 compared to the six months ended March 31, 2025 was primarily attributable to a reduction in amortization of intangible assets due to the prior year impairment charge as well as the impact of the Ocean Bio-Chem disposal.
Transaction Costs
Transaction costs increased by $1.7 million, or 181.6%, to $2.6 million for the six months ended March 31, 2026 compared to $0.9 million for the six months ended March 31, 2025. The increase in transaction costs was primarily attributable to costs associated with the sale of Ocean Bio-Chem during the six months ended March 31, 2026.
Change in Fair Value of Contingent Consideration
During the six months ended March 31, 2026, we recognized expense of $0.2 million related to accretion of contingent consideration liabilities. During the six months ended March 31, 2025, we recognized expense of $0.3 million related to updated forecasts and accretion of contingent consideration liabilities.
Restructuring and Impairment
During the six months ended March 31, 2026, we recognized a loss of $14.0 million, primarily to adjust the carrying value of assets held for sale to their estimated fair value, less costs to sell, as well as impairment charges to reduce the carrying value of certain identifiable intangible assets to their estimated fair value. During the six months ended March 31, 2025, we recognized a loss of $2.3 million related to other various restructuring activities, of which $1.2 million was recorded in restructuring and impairment and $1.1 million was recorded in new boat cost of sales in the unaudited consolidated statement of operations.
Income from Operations
Income from operations decreased by $11.8 million, or 82.8%, to $2.5 million for the six months ended March 31, 2026 compared to $14.3 million for the six months ended March 31, 2025. The decrease was primarily attributable to a $12.8 million increase in restructuring and impairment and a $1.7 million increase in transaction costs, partially offset by a $2.2 million decrease in depreciation and amortization for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025.
Interest Expense – Floor Plan
Interest expense – floor plan decreased by $0.8 million, or 5.3%, to $13.8 million for the six months ended March 31, 2026 compared to $14.5 million for the six months ended March 31, 2025. Floor plan related interest expense decreased primarily due to an decrease in average floor plan borrowings for the six months ended March 31, 2026 compared to the six months ended March 31, 2025.
Interest Expense – Other
Interest expense – other decreased by $2.1 million, or 11.6%, to $16.0 million for the six months ended March 31, 2026 compared to $18.1 million for the six months ended March 31, 2025. The decrease in interest expense – other was primarily attributable to a lower average outstanding debt balance resulting from debt repayments, as well as lower interest rates.
Other Expense (Income), Net
Other expense (income), net remained flat at $1.2 million of expense for the six months ended March 31, 2026 compared to $1.1 million of expense for the six months ended March 31, 2025.

Table of Content
Income Tax Benefit
Income tax benefit increased by $2.4 million, or 45.2%, to $7.9 million for the six months ended March 31, 2026 compared to $5.4 million for the six months ended March 31, 2025. The increase was primarily attributable to the 46.8% increase in net loss before income tax benefit for the six months ended March 31, 2026 compared to the six months ended March 31, 2025.
Net Loss
Net loss increased by $6.6 million to $20.6 million for the six months ended March 31, 2026 compared to $14.0 million for the six months ended March 31, 2025. The increase was primarily attributable to a $11.8 million decrease in income from operations, partially offset by a $2.4 million increase in income tax benefit, a $2.1 million decrease in interest expense - other and a $0.8 million decrease in interest expense - floor plan for the six months ended March 31, 2026 compared to the six months ended March 31, 2025.
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
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change
Net loss	$(12,901)	$(375)	$(12,526)
Interest expense – other	7,345	9,100	(1,755)
Income tax expense (benefit)	5,526	(148)	5,674
Depreciation and amortization	4,453	6,171	(1,718)
Stock-based compensation	2,805	2,088	717
Change in fair value of contingent consideration	—	66	(66)
Transaction costs	1,464	377	1,087
Restructuring and impairment	6,594	388	6,206
Other expense (income), net	1,056	190	866
Adjusted EBITDA	$16,342	$17,857	$(1,515)
Adjusted EBITDA was $16.3 million for the three months ended March 31, 2026 compared to $17.9 million for the three months ended March 31, 2025. The decrease in Adjusted EBITDA resulted primarily from the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses and the decrease in interest expense - floor plan for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Six Months Ended March 31, 2026, Compared to Six Months Ended March 31, 2025

	Six Months Ended March 31,
($ in thousands)	2026	2025	Change
Net loss	$(20,612)	$(13,987)	$(6,625)
Interest expense – other	15,981	18,088	(2,107)
Income tax benefit	(7,854)	(5,410)	(2,444)
Depreciation and amortization	9,443	12,208	(2,765)
Stock-based compensation	4,941	4,258	683
Change in fair value of contingent consideration	203	308	(105)
Transaction costs	2,636	936	1,700
Restructuring and impairment	14,026	2,286	11,740
Other expense (income), net	1,181	1,077	104
Adjusted EBITDA	$19,945	$19,764	$181
Adjusted EBITDA remained flat at $19.9 million for the six months ended March 31, 2026 compared to $19.8 million for the six months ended March 31, 2025.
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
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
Description	2026	2025	Change
	($ in thousands)
Net loss attributable to OneWater Marine Inc.	$(12,901)	$(368)	$(12,533)
Transaction costs	1,464	377	1,087
Intangible amortization	583	2,148	(1,565)
Change in fair value of contingent consideration	—	66	(66)
Restructuring and impairment	6,594	388	6,206
Other expense (income), net	1,056	190	866
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(54)	54
Adjustments to income tax expense (benefit) (2)	(2,424)	(716)	(1,708)
Adjusted net (loss) income attributable to OneWater Marine Inc.	$(5,628)	$2,031	$(7,659)

Net loss per share of Class A common stock - diluted	$(0.78)	$(0.02)	$(0.76)
Transaction costs	0.09	0.02	0.07
Intangible amortization	0.04	0.13	(0.09)
Change in fair value of contingent consideration	—	—	—
Restructuring and impairment	0.40	0.02	0.38
Other expense (income), net	0.06	0.01	0.05
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	—	—
Adjustments to income tax expense (benefit) (2)	(0.15)	(0.04)	(0.11)
Adjustment for dilutive shares (3)	—	0.01	(0.01)
Adjusted (loss) earnings per share of Class A common stock - diluted	$(0.34)	$0.13	$(0.47)

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
Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share were $5.6 million and $0.34, respectively, for the three months ended March 31, 2026 compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Income Per Share of $2.0 million and $0.13, respectively, for the three months ended March 31, 2025. The increase in Adjusted Net Loss Attributable to OneWater Marine Inc. resulted from the decrease in gross profit and the increase in income tax expense, partially offset by the decrease in selling, general and administrative expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in Adjusted Diluted Loss Per Share resulted from the increase in Adjusted Net Loss Attributable to OneWater Marine Inc.

Table of Content

Six Months Ended March 31, 2026, Compared to Six Months Ended March 31, 2025

	Six Months Ended March 31,
Description	2026	2025	Change
	($ in thousands)
Net loss attributable to OneWater Marine Inc.	$(20,612)	$(12,339)	$(8,273)
Transaction costs	2,636	936	1,700
Intangible amortization	1,106	4,270	(3,164)
Change in fair value of contingent consideration	203	308	(105)
Restructuring and impairment	14,026	2,286	11,740
Other expense (income), net	1,181	1,077	104
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(568)	568
Adjustments to income tax expense (benefit) (2)	(4,788)	(1,911)	(2,877)
Adjusted net loss attributable to OneWater Marine Inc.	(6,248)	(5,941)	(307)

Net loss per share of Class A common stock - diluted	$(1.24)	$(0.80)	$(0.44)
Transaction costs	0.16	0.06	0.10
Intangible amortization	0.07	0.28	(0.21)
Change in fair value of contingent consideration	0.01	0.02	(0.01)
Restructuring and impairment	0.84	0.15	0.69
Other expense (income), net	0.07	0.07	—
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(0.04)	0.04
Adjustments to income tax expense (benefit) (2)	(0.29)	(0.12)	(0.17)
Adjusted loss per share of Class A common stock - diluted	$(0.38)	$(0.38)	$—

(1) Represents an allocation of the impact of reconciling items to our non-controlling interest prior to the Final Redemption.
(2) Represents an adjustment of all reconciling items at an estimated statutory tax rate, which may vary from the Company's effective tax rate.
Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share remained flat for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025. Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share were $6.2 million and $0.38, respectively, for the six months ended March 31, 2026 compared to Adjusted Net Loss Attributable to OneWater Marine Inc. and Adjusted Diluted Loss Per Share of $5.9 million and $0.38, respectively, for the six months ended March 31, 2025.
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
Our cash needs are primarily for debt service, growth through acquisitions and working capital to support our operations, including new and pre-owned boat and related parts inventories and off-season liquidity. We routinely monitor our cash flow to determine the amount of cash available to complete acquisitions. We monitor our inventories, inventory aging and current market trends to determine our current and future inventory and related floorplan financing needs. Based on current facts and circumstances, we believe we will have adequate cash flow from operations, borrowings under our Credit Facilities and proceeds from any future public or private issuances of debt or equity to fund our current operations, make other required debt repayments and to fund essential capital expenditures and acquisitions for the next twelve months and beyond. On February 2, 2026, we completed the sale of Ocean Bio-Chem and its subsidiaries and used the proceeds to repay $50.0 million of our outstanding debt under the A&R Credit Facility (as defined below).
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. For the reporting period ended March 31, 2026, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Six Months Ended March 31, 2026 and 2025
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended March 31,
($ in thousands)	2026	2025	Change
Net cash used in operating activities	$(23,844)	$(8,981)	$(14,863)
Net cash provided by (used in) investing activities	44,261	(6,620)	50,881
Net cash (used in) provided by financing activities	(8,732)	63,818	(72,550)
Effect of exchange rate changes on cash and restricted cash	17	(1)	18
Net change in cash and restricted cash	$11,702	$48,216	$(36,514)
Operating Activities. Net cash used in operating activities was $23.8 million for the six months ended March 31, 2026 compared to net cash used in operating activities of $9.0 million for the six months ended March 31, 2025. The $14.9 million increase in cash used in operating activities was primarily attributable to a $19.0 million increase in the change in inventories, a $15.4 million decrease in the change in accounts payable, a $13.9 million decrease in the change in prepaid expenses and other current assets, and a $6.6 million increase in net loss, partially offset by a $27.6 million increase in the change in customer deposits, a $12.9 million increase in restructuring and impairment, and a $6.5 million decrease in the change in accounts receivable for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025.
Investing Activities. Net cash provided by investing activities was $44.3 million for the six months ended March 31, 2026 compared to net cash used in investing activities of $6.6 million for the six months ended March 31, 2025. The $50.9 million increase in cash provided by investing activities was primarily attributable to $48.7 million of proceeds from the disposal of a business and a $3.2 million decrease in purchases of property and equipment for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025.

Table of Content
Financing Activities. Net cash used in financing activities was $8.7 million for the six months ended March 31, 2026 compared to net cash provided by financing activities of $63.8 million for the six months ended March 31, 2025. The $72.6 million decrease in financing cash flow was primarily attributable to a $55.5 million increase in payments on long-term debt, a $12.3 million decrease in net borrowings from floor plan, and a $5.9 million decrease in proceeds on long-term debt, partially offset by a $2.4 million decrease in payments of contingent consideration during the six months ended March 31, 2026 as compared to the six months ended March 31, 2025.
Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no share repurchases during the six months ended March 31, 2026. The Company has $48.1 million remaining under the share repurchase program.
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
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants for the reporting period ended March 31, 2026.

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
As of March 31, 2026 and September 30, 2025, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $473.1 million and $419.7 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the six months ended March 31, 2026 and the year ended September 30, 2025, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 5.8% and 6.2%, respectively. As of March 31, 2026 and September 30, 2025, our additional available borrowings under our Inventory Financing Facility were $24.0 million and $175.3 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. For the reporting period ended March 31, 2026, we were in compliance with all covenants under the Inventory Financing Facility.
Commercial Vehicles Notes Payable
We enter into notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $77,000, and mature on dates between April 2026 to May 2032. As of March 31, 2026, we had $1.4 million outstanding under the commercial vehicles notes payable.

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
As of March 31, 2026 and September 30, 2025, our liability under the Tax Receivable Agreement was $37.5 million. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, OneWater LLC will make cash distributions to OneWater Inc. in an amount sufficient to allow it to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due, generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on the $273.1 million outstanding balance under the Inventory Financing Facility that is not covered by interest rate swaps as of March 31, 2026, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.7 million. This hypothetical change does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on the $156.5 million outstanding balance that is not covered by interest rate swaps as of March 31, 2026, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $1.6 million.
As part of our strategy to mitigate the exposure risk to fluctuations in interest rates for our Inventory Financing Facility and A&R Credit Facility, we may enter into various interest rate swap agreements. As of March 31, 2026, we had two interest rate swap agreements with a combined notional principal amount of $400.0 million. The swaps are designed to provide a hedge against the changes in variable cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. All of our interest rate swaps qualify for cash flow hedge accounting. The following table provides information regarding our interest rate swaps as of March 31, 2026:

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assess the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company as of March 31, 2026, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company's financial condition, liquidity or results of operations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Exchange Act, including, to the extent practicable or advisable, Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended March 31, 2026. The Company has $48.1 million remaining under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.

Table of Content
Item 6.    Exhibits

Exhibit No.	Description
10.1¥§	Securities Purchase Agreement, dated as of February 2, 2026, by and among OneWater Marine Inc., Ocean Bio-Chem Holdings, Inc. and Recochem Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-39213, filed with the Commission on February 6, 2026).
*31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
**32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Labels Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

May 4, 2026