Form 10-Q
period 2026-06-30
OneWater Marine Inc.
filed 2026-07-31
CIK 1772921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had 16,665,619 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding as of July 20, 2026.

ONEWATER MARINE INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

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

Table of Content
PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

ASSETS	June 30, 2026	September 30, 2025
CURRENT ASSETS:
Cash	$68,705	$52,166
Restricted cash	10,187	12,654
Accounts receivable, net	64,492	60,885
Inventories	485,527	539,793
Prepaid expenses and other current assets	46,192	53,715
Total current assets	675,103	719,213
Property and equipment, net	58,214	91,576
Operating lease right-of-use assets	115,592	128,988
Financing lease right-of-use assets	988	—
Other long-term assets	3,577	2,309
Deferred tax assets, net	69,651	72,587
Intangible assets, net	121,932	130,198
Goodwill	258,954	258,954
Total assets	$1,304,011	$1,403,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,061	$43,758
Other payables and accrued expenses	35,900	41,429
Customer deposits	32,559	29,280
Notes payable – floor plan	404,659	419,682
Current portion of operating lease liabilities	16,757	16,615
Current portion of financing lease liabilities	101	—
Current portion of long-term debt, net	23,920	77,895
Current portion of tax receivable agreement liability	2,637	2,637
Total current liabilities	553,594	631,296
Other long-term liabilities	1,050	2,544
Tax receivable agreement liability	34,858	34,858
Long-term operating lease liabilities	103,381	115,977
Long-term financing lease liabilities	851	—
Long-term debt, net	324,226	334,197
Total liabilities	1,017,960	1,118,872
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Class A common stock, $0.01 par value, 40,000,000 shares authorized, 16,619,658 and 16,373,991 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	166	164
Class B common stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Additional paid-in capital	248,291	240,478
Retained earnings	36,015	44,954
Accumulated other comprehensive income (loss)	1,579	(643)
Total stockholders’ equity	286,051	284,953
Total liabilities and stockholders’ equity	$1,304,011	$1,403,825

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues:
New boat	$319,960	$326,134	$825,267	$883,631
Pre-owned boat	121,058	125,941	285,840	272,467
Finance & insurance income	17,293	17,782	40,206	42,185
Service, parts & other	72,400	83,007	202,252	213,916
Total revenues	530,711	552,864	1,353,565	1,412,199

Cost of sales:
New boat	262,826	274,184	681,366	744,522
Pre-owned boat	96,559	103,406	229,022	222,865
Service, parts & other	43,845	46,611	120,773	121,684
Total cost of sales	403,230	424,201	1,031,161	1,089,071

Selling, general and administrative expenses	87,243	92,138	254,254	258,989
Depreciation and amortization	4,075	5,593	12,659	16,426
Transaction costs	210	175	2,846	1,111
Change in fair value of contingent consideration	—	144	203	452
Restructuring and impairment	304	234	14,330	1,473
Income from operations	35,649	30,379	38,112	44,677

Other expense (income):
Interest expense – floor plan	6,763	7,340	20,530	21,870
Interest expense – other	7,070	9,041	23,051	27,129
Other (income) expense, net	(150)	(224)	1,031	853
Total other expense, net	13,683	16,157	44,612	49,852
Net income (loss) before income tax expense (benefit)	21,966	14,222	(6,500)	(5,175)
Income tax expense	10,293	3,507	2,439	(1,903)
Net income (loss)	11,673	10,715	(8,939)	(3,272)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—	—	—	1,648
Net income (loss) attributable to OneWater Marine Inc.	$11,673	$10,715	$(8,939)	$(1,624)

Net earnings (loss) per share of Class A common stock – basic	$0.70	$0.66	$(0.54)	$(0.10)
Net earnings (loss) per share of Class A common stock – diluted	$0.69	$0.65	$(0.54)	$(0.10)

Basic weighted-average shares of Class A common stock outstanding	16,618	16,313	16,588	15,700
Diluted weighted-average shares of Class A common stock outstanding	16,954	16,444	16,588	15,700

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$11,673	$10,715	$(8,939)	$(3,272)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	(47)	18	(48)
Change in fair value of interest rate swaps, net of reclassification adjustment	1,284	(2,003)	2,928	1,510
Income tax (expense) benefit associated with other comprehensive income items	(318)	496	(724)	252
Comprehensive income (loss)	12,640	9,161	(6,717)	(1,558)
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—	—	—	1,648
Foreign currency translation adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	—	—	(2)
Change in fair value of interest rate swaps, net of reclassification adjustment attributable to non-controlling interest of One Water Marine Holdings, LLC	—	—	—	(574)
Income tax benefit associated with other comprehensive income items attributable to non-controlling interest of One Water Marine Holdings, LLC	—	—	—	87
Comprehensive income (loss) attributable to OneWater Marine Inc.	$12,640	$9,161	$(6,717)	$(399)

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2025	16,374	$164	—	$—	$240,478	$44,954	$—	$(643)	$284,953
Net loss	—	—	—	—	—	(7,711)	—	—	(7,711)
Shares issued upon vesting of equity-based awards, net of tax withholding	192	2	—	—	(1,547)	—	—	—	(1,545)
Equity-based compensation	—	—	—	—	2,136	—	—	—	2,136
Currency translation adjustment	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.1 million tax benefit	—	—	—	—	—	—	—	(340)	(340)
Balance at December 31, 2025	16,566	$166	—	$—	$241,067	$37,243	$—	$(983)	$277,493
Net loss	—	—	—	—	—	(12,901)	—	—	(12,901)
Shares issued upon vesting of equity-based awards, net of tax withholding	4	—	—	—	(13)	—	—	—	(13)
Shares issued as part of employee stock purchase plan	48	—	—	—	438	—	—	—	438
Equity-based compensation	—	—	—	—	2,805	—	—	—	2,805
Currency translation adjustment	—	—	—	—	—	—	—	17	17
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	—	1,578	1,578
Balance at March 31, 2026	16,618	$166	—	$—	$244,297	$24,342	$—	$612	$269,417
Net income	—	—	—	—	—	11,673	—	—	11,673
Shares issued upon vesting of equity-based awards, net of tax withholding	2	—	—	—	(12)	—	—	—	(12)
Equity-based compensation	—	—	—	—	4,006	—	—	—	4,006
Currency translation adjustment	—	—	—	—	—	—	—	1	1
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.3 million tax expense	—	—	—	—	—	—	—	966	966
Balance at June 30, 2026	16,620	$166	—	$—	$248,291	$36,015	$—	$1,579	$286,051

Table of Content

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2024	14,687	$147	1,430	$14	$202,921	$159,625	$29,943	$(1,897)	$390,753
Net loss	—	—	—	—	—	(11,971)	(1,641)	—	(13,612)
Shares issued upon vesting of equity-based awards, net of tax withholding	160	1	—	—	(1,824)	—	—	—	(1,823)
Equity-based compensation	—	—	—	—	2,170	—	—	—	2,170
Currency translation adjustment	—	—	—	—	—	—	2	18	20
Change in fair value of interest rate swaps, net of reclassification adjustment and $1.2 million tax expense	—	—	—	—	—	—	537	5,573	6,110
Balance at December 31, 2024	14,847	$148	1,430	$14	$203,267	$147,654	$28,841	$3,694	$383,618
Net loss	—	—	—	—	—	(368)	(7)	—	(375)
Distributions to members	—	—	—	—	—	—	(186)	—	(186)
Exchange of B shares for A shares	1,430	14	(1,430)	(14)	28,295	—	(28,598)	303	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,203)	—	—	—	(1,203)
Shares issued as part of employee stock purchase plan	36	1	—	—	534	—	—	—	535
Equity-based compensation	—	—	—	—	2,088	—	—	—	2,088
Currency translation adjustment	—	—	—	—	—	—	—	(21)	(21)
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.9 million tax benefit	—	—	—	—	—	—	(50)	(2,791)	(2,841)
Balance at March 31, 2025	16,313	$163	—	$—	$232,981	$147,286	$—	$1,185	$381,615
Net income	—	—	—	—	—	10,715	—	—	10,715
Distributions to members	—	—	—	—	—	(6)	—	—	(6)
Equity-based compensation	—	—	—	—	2,459	—	—	—	2,459
Currency translation adjustment	—	—	—	—	—	—	—	(47)	(47)
Change in fair value of interest rate swaps, net of reclassification adjustment and $0.5 million tax benefit	—	—	—	—	—	—	—	(1,507)	(1,507)
Balance at June 30, 2025	16,313	$163	—	$—	$235,440	$157,995	$—	$(369)	$393,229

Table of Content
ONEWATER MARINE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the Nine Months Ended June 30	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,939)	$(3,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,795	18,509
Equity-based awards	8,947	6,717
Loss on asset disposals	224	248
Non-cash interest expense	2,924	3,393
Deferred income tax provision	2,210	(1,446)
Change in fair value of contingent consideration	203	452
Loss on disposal of a business	965	—
Restructuring and impairment	12,901	—
(Increase) decrease in assets:
Accounts receivable	(12,876)	(3,373)
Inventories	34,701	71,810
Prepaid expenses and other current assets	7,589	24,924
Other assets	(882)	(1,052)
Increase (decrease) in liabilities:
Accounts payable	(5,682)	346
Other payables and accrued expenses	(2,847)	(1,210)
Customer deposits	3,279	(34,226)
Net cash provided by operating activities	56,512	81,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and construction in progress	(6,970)	(9,297)
Proceeds from disposal of property and equipment	44	373
Cash used for additions to intangible assets	(311)	(530)
Cash received in acquisitions	—	713
Proceeds from disposal of a business	48,735	—
Net cash provided by (used in) investing activities	41,498	(8,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from floor plan	(15,023)	(7,610)
Proceeds from long-term debt	15,775	21,046
Payments on long-term debt	(80,907)	(27,064)
Payments of debt issuance costs	(2,528)	(935)
Payments of contingent consideration	—	(2,419)
Payments of tax withholdings for equity-based awards	(1,570)	(1,823)
Proceeds from issuance of Class A common stock as part of employee stock purchase plan	438	535
Distributions to members	—	(192)
Payments on financing lease obligations	(141)	—
Net cash used in financing activities	(83,956)	(18,462)

Effects of exchange rate changes on cash and restricted cash	18	(48)

Net change in cash and restricted cash	14,072	54,569
Cash and restricted cash at beginning of period	64,820	27,337
Cash and restricted cash at end of period	$78,892	$81,906

Supplemental cash flow disclosures:
Cash paid for interest	$40,593	$46,132
Cash paid (received) for income taxes and income tax refunds	110	(5,842)

Noncash items:
Purchase of property and equipment funded by long-term debt	807	219
Right-of-use assets obtained in exchange for new lease liabilities	2,586	6,023

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
The Company is one of the largest recreational marine retailers in the United States. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, motors, trailers, the sale of marine parts and accessories, and offers slip and storage accommodations in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with third-party lenders and insurance companies. As of June 30, 2026, the Company operates a total of 91 retail locations, 6 distribution centers/warehouses and multiple online marketplaces in 18 states, several of which are in the top twenty states for marine retail expenditures.
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
Sales of new boats from the Company’s top ten brands represent approximately 42.7% and 42.4% of total revenues for the nine months ended June 30, 2026 and 2025, respectively, making them major suppliers of the Company. Malibu Boats, Inc., including its brands Malibu, Axis, Cobalt, Pursuit, Maverick, Hewes, Cobia and Pathfinder accounted for 12.9% and 13.1% of our total revenues for the nine months ended June 30, 2026 and 2025, respectively. As is typical in the industry, the Company contracts with most manufacturers under renewable annual dealer agreements, each of which provides the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect results of operations. Pre-owned boats are usually trade-ins from retail customers who are purchasing a boat from the Company.
Principles of Consolidation
As the sole managing member of OneWater LLC, OneWater Inc operates and controls all of the businesses and affairs of OneWater LLC. Through OneWater LLC and its wholly-owned subsidiaries, whether directly or indirectly, OneWater Inc conducts its business. As a result, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries and, prior to the redemption of all outstanding OneWater LLC units and cancellation of the shares of Class B common stock of OneWater Inc which was completed during the nine months ended June 30, 2025 (the "Final Redemption"), historically reported non-controlling interests related to the portion of units of OneWater LLC (the “OneWater LLC Units”) not owned by OneWater Inc, which reduced net income (loss) attributable to OneWater Inc’s Class A stockholders. As of June 30, 2026, OneWater Inc owned 100% of the economic interest of OneWater LLC and, accordingly, no longer reports any non-controlling interest related to OneWater LLC Units.
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
2.    Summary of Significant Accounting Policies
Cash
At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2026 and September 30, 2025, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk. Total cash and restricted cash shown in the unaudited condensed consolidated statements of cash flows is comprised of the amounts reported in cash and restricted cash on the unaudited condensed consolidated balance sheets.
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

Table of Content
Revenue from parts and accessories sold directly to a customer (not on a repair order) is recognized when control of the item is transferred to the customer, which is typically upon shipment. Revenue from parts and service operations (boat maintenance and repairs) is recorded over time as services are performed. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a period of one year or less from contract inception. The Company recorded contract assets in prepaid expenses and other current assets of $4.3 million and $4.6 million as of June 30, 2026 and September 30, 2025, respectively.
Certain parts and service transactions require the Company to perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery). They are considered fulfillment activities and are included in selling, general and administrative expenses.
Revenue from storage and marina operations is recognized on a straight-line basis over the term of the contract as services are completed. Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We do not directly finance our customers’ boat, motor or trailer purchases. We are acting as an agent in the transaction, therefore the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2026 and 2025.
Contract liabilities consist of deferred revenues from marina and storage operations and customer deposits and are classified in customer deposits in the Company’s unaudited condensed consolidated balance sheets. Deposits received from customers are recorded as a liability until the related sales orders have been fulfilled by us and control of the vessel is transferred to the customer or the related service is provided. The activity in customer deposits for the three and nine months ended June 30, 2026 and 2025 is as follows:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Beginning contract liability	$38,406	$49,667
Revenue recognized from contract liabilities included in the beginning balance	(30,998)	(34,891)
Increases due to cash received, net of amounts recognized in revenue during the period	25,151	19,140
Ending contract liability	$32,559	$33,916

($ in thousands)	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Beginning contract liability	$29,280	$63,955
Revenue recognized from contract liabilities included in the beginning balance	(28,236)	(57,896)
Increases due to cash received, net of amounts recognized in revenue during the period	31,515	27,857
Ending contract liability	$32,559	$33,916
The following table sets forth percentages on the timing of revenue recognition for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Goods and services transferred at a point in time	93.7%	94.1%	93.5%	93.9%
Goods and services transferred over time	6.3%	5.9%	6.5%	6.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
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

Table of Content
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
Segment Information
We report our operations through two reportable segments, which are organized based on the types of service and product provided: Dealership and Distribution. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine related parts and accessories and offers slip and storage accommodations in certain locations. The Distribution segment engages in the manufacturing, assembly and distribution primarily of marine related products to distributors, big box retailers and online retailers through a network of warehouse and distribution centers. Each reporting segment has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company has identified its Executive Chairman as its CODM.
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
4.    Dispositions
On February 2, 2026, the Company completed the sale of its equity interests in Ocean Bio-Chem Holdings, Inc. (“OBCI”) to a third party as part of an arm’s length transaction. The Company has no continuing involvement with the third party or OBCI. The disposition was reported in our Distribution reporting segment through the date of the sale. The sale resulted in a pre-tax loss of $1.0 million recorded in other expense (income), net in the unaudited condensed consolidated statement of operations.
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
Accounts receivable consisted of the following:

($ in thousands)	June 30, 2026	September 30, 2025
Contracts in transit	$32,657	$17,942
Trade accounts receivable	14,953	29,642
Manufacturer receivable	14,942	10,903
Income tax receivable	2,612	2,950
Total accounts receivable	65,164	61,437
Less – allowance for credit losses	(672)	(552)
Total accounts receivable, net	$64,492	$60,885

Table of Content
6.    Inventories
Inventories consisted of the following:

($ in thousands)	June 30, 2026	September 30, 2025
New vessels	$362,131	$395,300
Pre-owned vessels	73,208	74,535
Parts and accessories, work in process	50,188	69,958
Total inventories	$485,527	$539,793
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

	Goodwill	Trade Names	Domain Names	Internally Developed Software	Total Intangible Assets, net
($ in thousands)	Unamortized	Unamortized	Amortized	Amortized
Net balance as of September 30, 2025	$258,954	$126,008	$1,014	$3,176	$130,198
Acquisitions and additions during the nine months ended June 30, 2026	—	—	—	311	311
Impairment recorded during the nine months ended June 30, 2026	—	(5,800)	—	—	(5,800)
Accumulated amortization for the nine months ended June 30, 2026	—	—	(435)	(1,242)	(1,677)
Disposals as part of sales during the nine months ended June 30, 2026	—	(1,100)	—	—	(1,100)
Net balance as of June 30, 2026	$258,954	$119,108	$579	$2,245	$121,932
During the nine months ended June 30, 2026, the Company revised the estimates used in determining the fair value of certain trade names to reflect changes in branding arising from an internal realignment at certain locations. As a result, the Company recorded an impairment loss of $5.8 million in the Dealership reporting segment in order to adjust the carrying value to estimated fair value. To determine the fair value of the indefinite-lived intangible assets, the Company uses a relief from royalty method for trade names. The financial projections used in the relief from royalty method reflected management's assumptions regarding revenue growth rates, economic and market trends, royalty rates, discount rates, and other expectations about the anticipated short-term and long-term operating results. The impairment loss is recorded in restructuring and impairment in the unaudited condensed consolidated statements of operations.
Amortization expense was $0.6 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, which includes amortization expense of $0.4 million for each of the three months ended June 30, 2026 and 2025 for internally developed software. Amortization expense was $1.7 million and $6.4 million for the nine months ended June 30, 2026 and 2025, respectively, which includes amortization expense of $1.2 million and $1.0 million for the nine months ended June 30, 2026 and 2025, respectively, for internally developed software. Amortization expense is recorded in depreciation and amortization in the unaudited condensed consolidated statements of operations. For internally developed software acquisitions and additions during the nine months ended June 30, 2026, the weighted average useful life is 1.8 years.
The following table summarizes the expected amortization expense for the fiscal years 2026 through 2030 and thereafter ($ in thousands):

2026 (excluding the nine months ended June 30, 2026)	$570
2027	2,051
2028	96
2029	95
2030	12
$2,824

Table of Content
As of June 30, 2026 and September 30, 2025, the carrying value of goodwill totaled $259.0 million, all of which was related to our Dealership reporting segment.
8.    Notes Payable — Floor Plan
The Company maintains an ongoing wholesale marine products inventory financing program with a syndicate of banks. The program is administered by Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”) as set forth in the Eighth Amended and Restated Inventory Financing Agreement entered into by the Company and certain of its subsidiaries with Wells Fargo and the other financial institutions party thereto on November 14, 2023 (as amended from time to time, the “Inventory Financing Facility”). On November 17, 2025, the Company entered into the Third Amendment to Eighth Amended and Restated Inventory Financing Agreement, Omnibus Amendment to Collateralized Guarantees, and First Amendment to Consent Agreement (the "Third Amendment") to, among other things, (i) modify certain definitions, terms and conditions, (ii) adjust the maximum funded debt to EBITDA ratio, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the minimum liquidity measure, (v) permit certain consignment agreements entered into in the normal course of business, (vi) modify the termination date of the Third Amendment to be March 1, 2027, and (vii) adjust the maximum borrowing capacity to $497.1 million and permit an additional $38.7 million in availability for overtrade capacity. The Inventory Financing Facility expires on March 1, 2027. The outstanding balance of the facility was $404.7 million and $419.7 million, as of June 30, 2026 and September 30, 2025, respectively.
Interest on new boats and rental units is calculated using the Adjusted 30-Day Average SOFR (as defined in the Inventory Financing Facility) (“SOFR”) plus an applicable margin of 2.75% to 5.00% depending on the age of the inventory. Interest on pre-owned boats is calculated at the new boat rate plus 0.25%. Wells Fargo will finance 100.0% of the vendor invoice price for new boats, engines, and trailers. As of June 30, 2026, the interest rate on the Inventory Financing Facility ranged from 6.50% to 8.75% for new inventory and 6.75% to 9.00% for pre-owned inventory. As of September 30, 2025, the interest rate on the Inventory Financing Facility ranged from 7.17% to 9.42% for new inventory and 7.42% to 9.67% for pre-owned inventory. Borrowing capacity available at June 30, 2026 and September 30, 2025 was $92.4 million and $175.3 million, respectively.
The Inventory Financing Facility has certain financial and non-financial covenants as specified in the agreement. The financial covenants include requirements to comply with a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum liquidity measure (as defined in the Inventory Financing Facility). In addition, certain non-financial covenants could restrict the Company’s ability to sell assets (excluding inventory in the normal course of business), engage in certain mergers and acquisitions, incur additional debt and pay cash dividends or distributions, among others. The Company was in compliance with all covenants for the reporting period ended June 30, 2026.
The collateral for the Inventory Financing Facility consists primarily of our inventory that is financed through the Inventory Financing Facility and related assets, including accounts receivable, bank accounts and proceeds of the foregoing, and excludes the collateral that underlies the term note payable to Truist Bank.
9.    Long-term Debt and Line of Credit
On August 9, 2022, the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “A&R Credit Facility”) with Truist Bank. The A&R Credit Facility provides for a $65.0 million revolving credit facility (the “A&R Revolving Facility”) that may be used for revolving credit loans (including up to $5.0 million in swingline loans and up to $5.0 million in letters of credit) and a $445.0 million term loan (the “A&R Term Loan”). Subject to certain conditions, the available amount under the revolving credit facility and term loans may be increased by $125.0 million in the aggregate. The A&R Credit Facility bears interest at a rate that is equal to Term SOFR plus an applicable margin ranging from 1.75% to 3.50% based on certain consolidated leverage ratio measures. On November 17, 2025, the Company entered into Amendment No. 7 to Amended and Restated Credit Agreement and Amendment to Pledge and Security Agreement with Truist Bank to, among other things, (i) modify certain definitions, terms and conditions, (ii) modify the maturity date to be July 31, 2027, and in connection therewith, the repayment schedule, including certain adjustments to applicable interest rates, (iii) adjust the minimum fixed charge coverage ratio, (iv) adjust the maximum leverage ratio measures, and (v) adjust the minimum liquidity measure. The A&R Revolving Facility matures on July 31, 2027. The A&R Term Loan is repayable in installments beginning December 31, 2022, with the remainder due on July 31, 2027. The maturity date of the A&R Credit Facility is within one year of the date that these financial statements are issued. The Company is in the process of amending the A&R Credit Facility and expects to modify the maturity date and extend the repayment schedule prior to the filing of the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2026.
The A&R Credit Facility is collateralized by certain real and personal property (including certain capital stock) of the Company and its subsidiaries. The collateral does not include inventory and certain other assets of the Company’s subsidiaries financed under the Inventory Financing Facility. The A&R Credit Facility is subject to certain financial covenants related to the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Company to incur additional debt, transfer or dispose of all of its assets, make certain investments, loans or payments and engage in certain transactions with affiliates. The Company was in compliance with all covenants for the reporting period ended June 30, 2026.

Table of Content
Long-term debt consisted of the following at:

($ in thousands except monthly payment amounts)	June 30, 2026	September 30, 2025
Term note payable to Truist Bank, secured and bearing interest at 7.23% at June 30, 2026 and 7.25% at September 30, 2025. The note requires quarterly principal payments commencing on December 31, 2022 and maturing with a full repayment on July 31, 2027	$292,858	$367,125
Revolving note payable for an amount up to $65.0 million to Truist Bank, secured and bearing interest at 7.16% at June 30, 2026 and 7.56% at September 30, 2025. The note requires full repayment on July 31, 2027	57,029	47,229
Notes payable to commercial vehicle lenders secured by the value of the vehicles bearing interest at rates ranging from 0.0% to 10.8% per annum. The notes require monthly installment payments of principal and interest ranging from $200 to $1,700 through May 2032	1,691	1,549
Total debt outstanding	351,578	415,903
Less current portion (net of current debt issuance costs)	(23,920)	(77,895)
Less unamortized portion of debt issuance costs	(3,432)	(3,811)
Long-term debt, net of current portion and unamortized debt issuance costs	$324,226	$334,197
As of June 30, 2026 and September 30, 2025, the Company had $3.5 million and $2.8 million, respectively, in letters of credit outstanding under the A&R Revolving Facility.
10.    Derivative and Hedging Instruments
The Company is subject to interest rate risk as a result of required interest payments of the Inventory Financing Facility and A&R Credit Facility. The Company has two interest rate swap agreements which are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. The following table provides information on the attributes of each swap as of June 30, 2026:

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

Balance Sheet Location	June 30, 2026	September 30, 2025
Prepaid expenses and other current assets	$1,630	$532
Other long-term assets	385	—
Other long-term liabilities	—	(1,448)
Net asset (liability)	$2,015	$(916)
The interest rate swaps qualify for cash flow hedge accounting treatment. The interest rate swaps are marked to market each reporting date and any unrealized gains or losses, and the related income tax effects, are included in accumulated other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transactions affect earnings.

Table of Content
Information about the effect of the interest swap agreements in the accompanying unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2026 and 2025, is as follows ($ in thousands):

For the three months ended June 30,	Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2026	$1,440	Interest expense – other and Interest expense – floor plan	$156
2025	$(1,188)	Interest expense – other and Interest expense – floor plan	$814

	Location and Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
For the three months ended June 30,	Interest expense – other	Interest expense – floor plan
2026	$105	$51
2025	$408	$406
Information about the effect of the interest swap agreements in the accompanying unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income (loss) for the nine months ended June 30, 2026 and 2025, is as follows ($ in thousands):

For the nine months ended June 30,	Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings	Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2026	$3,865	Interest expense – other and Interest expense – floor plan	$937
2025	$4,463	Interest expense – other and Interest expense – floor plan	$2,952

	Location and Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
For the nine months ended June 30,	Interest expense – other	Interest expense – floor plan
2026	$456	$481
2025	$1,395	$1,557
As of June 30, 2026, the amount expected to be reclassified out of accumulated other comprehensive income (loss) into earnings during the next 12 months is a gain of $1.7 million. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
11.    Stockholders’ Equity
Equity-Based Compensation
We maintain the OneWater Marine Inc. Omnibus Incentive Plan (the “LTIP”) to incentivize individuals providing services to OneWater Inc and its subsidiaries and affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of OneWater Marine Inc. (the “Board”) or a committee thereof, of (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) stock awards, (6) dividend equivalents, (7) other stock-based awards, (8) cash awards, (9) substitute awards and (10) performance awards. The total number of shares reserved for issuance under the LTIP that may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code) is 1,661,966. The LTIP is and will continue to be administered by the Board, except to the extent the Board elects a committee of directors to administer the LTIP. Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares (including forfeiture of restricted stock awards) and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

Table of Content
During the nine months ended June 30, 2026, the Board approved the grant of 384,472 performance-based restricted stock units, which represents 100% of the target award. Performance-based restricted stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance goals. A performance-based restricted stock unit equals one share of common stock of the Company. The performance-based restricted stock units vest in three equal annual installments commencing on October 1, 2026, subject to continuing employment. As of June 30, 2026, the Company estimated achievement of the performance targets at 135%.
During the nine months ended June 30, 2026, the Board approved the grant of 433,157 time-based restricted stock units. Of this amount, 61,343 restricted stock units fully vest on October 1, 2026 and the remaining 371,814 restricted stock units vest in three equal annual installments commencing on October 1, 2026.
Compensation cost for time-based restricted stock units is based on the closing price of our common stock on the date immediately preceding the grant and is recognized on a graded basis over the applicable vesting periods. Compensation cost for performance share units is based on the closing price of our common stock on the date immediately preceding the grant and the ultimate performance level achieved and is recognized on a graded basis over the applicable vesting period. The Company recognized $3.9 million and $2.3 million of compensation expense for the three months ended June 30, 2026 and 2025, respectively, which includes $2.4 million and $1.2 million of compensation expense for the three months ended June 30, 2026 and 2025, respectively, for performance-based units. The Company recognized $8.7 million and $6.3 million of compensation expense for the nine months ended June 30, 2026 and 2025, respectively, which includes $4.2 million and $2.7 million of compensation expense for the nine months ended June 30, 2026 and 2025, respectively, for performance-based units.
The following table further summarizes activity related to restricted stock units for the nine months ended June 30, 2026:

	Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2025	657,818	$25.29
Awarded	817,629	15.82
Vested	(310,005)	25.12
Forfeited	(14,228)	19.30
Unvested at June 30, 2026	1,151,214	$18.69
As of June 30, 2026, the total unrecognized compensation expense related to outstanding equity awards was $9.6 million, which the Company expects to recognize over a weighted-average period of 1.3 years.
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

Table of Content
The following table sets forth the calculation of net earnings (loss) per share for the three and nine months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
Net earnings (loss) per share:	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to OneWater Inc	$11,673	$10,715	$(8,939)	$(1,624)

Denominator:
Weighted-average number of unrestricted outstanding common shares used to calculate basic net earnings (loss) per share	16,618	16,313	16,588	15,700
Effect of dilutive securities:
Restricted stock units	333	120	—	—
Employee stock purchase plan	3	11	—	—
Diluted weighted-average shares of Class A common stock outstanding used to calculate diluted net earnings (loss) per share	16,954	16,444	16,588	15,700

Net earnings (loss) per share of Class A common stock – basic	$0.70	$0.66	$(0.54)	$(0.10)
Net earnings (loss) per share of Class A common stock – diluted	$0.69	$0.65	$(0.54)	$(0.10)
Shares of Class B common stock and unvested restricted stock units do not share in the income (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings (loss) per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Class B common stock	—	—	—	596
Restricted Stock Units	—	8	256	118
Employee Stock Purchase Plan	—	—	7	8
	—	8	263	722
On March 30, 2022, the Board approved a share repurchase program up to $50 million. No shares of Class A common stock were repurchased by the Company during the nine months ended June 30, 2026. As of June 30, 2026, the Company has repurchased and retired 73,487 shares of Class A common stock under the repurchase program for a purchase price of approximately $1.9 million. As of June 30, 2026, approximately $48.1 million remained available for future purchase under the repurchase program. The repurchase program does not have a predetermined expiration date.
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

Table of Content
The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at a discount through participation in discrete offering periods. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. Up to a maximum of 612,434 additional shares of the Company’s Class A common stock may be issued under the ESPP as of June 30, 2026, subject to certain adjustments as set forth in the ESPP. On the first day of each fiscal year during the term of the ESPP, beginning on October 1, and ending on (and including) September 30, the number of shares of Class A common stock that may be issued under the ESPP will increase by a number of shares equal to the least of (i) 1% of the outstanding shares on the Adoption Date, or (ii) such lesser number of shares (including zero) that the administrator determines for purposes of the annual increase for that fiscal year. The number of shares of Class A common stock that may be granted to any single participant in any single option period will be subject to certain limitations set forth in the plan.
The Company recorded equity-based compensation for the ESPP of $0.1 million during the three months ended June 30, 2026 and 2025 and $0.3 million and $0.4 million during the nine months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and September 30, 2025, the Company had current liabilities of $0.4 million and $0.2 million, respectively, for future purchases of shares under the ESPP. During the nine months ended June 30, 2026 and 2025, 47,463 and 36,167 shares were issued under the ESPP at an average share price of $9.20 and $14.77, respectively.
We used a Black-Scholes model to estimate the fair value of the options granted to purchase shares issued pursuant to the ESPP. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the assumptions used for the periods ended June 30, 2026 and 2025:

	2026	2025
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.6 - 4.3%	4.3 - 5.4%
Volatility	52.4 - 68.0%	55.0 - 65.5%
Expected life	Six months	Six months
Distributions
During the nine months ended June 30, 2025, the Company made distributions to OneWater Unit Holders for certain permitted tax payments. No distributions were made during the nine months ended June 30, 2026.
Non-Controlling Interest
As discussed in Note 1, OneWater Inc consolidates the financial results of OneWater LLC and its subsidiaries. Prior to March 31, 2025, OneWater Inc reported non-controlling interests attributable to the portion of OneWater LLC Units not owned by OneWater Inc. Holders of OneWater LLC Units could exchange their LLC Units, together with the cancellation of an equal number of shares of Class B common stock of OneWater Inc, for shares of Class A common stock of OneWater Inc on a one-for-one basis or, at OneWater LLC's election, cash. During the year ended September 30, 2025, the remaining OneWater LLC Units were exchanged for 1,429,940 shares of Class A common stock of OneWater Inc., and the corresponding remaining 1,429,940 shares of Class B common stock of OneWater Inc. were canceled. As of September 30, 2025 and June 30, 2026, OneWater Inc owns 100.0% of the economic interest of OneWater LLC and, accordingly, going forward will no longer report a non-controlling interest related to OneWater LLC Units.
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

Table of Content
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025:

	June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivative and hedging instruments	—	2,015	—	2,015
Liabilities:
Contingent consideration	—	—	1,000	1,000

	September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivative and hedging instruments	—	532	—	532
Liabilities:
Contingent consideration	—	—	6,684	6,684
Derivative and hedging instruments	—	1,448	—	1,448
There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the nine months ended June 30, 2026.
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
The following tables set forth the changes in fair value of our contingent consideration for the three and nine months ended June 30, 2026:

($ in thousands)	Three Months Ended June 30, 2026
Balance as of March 31, 2026	$1,000
Settlement of contingent consideration	—
Change in fair value, including accretion	—
Balance as of June 30, 2026	$1,000

Table of Content

($ in thousands)	Nine Months Ended June 30, 2026
Balance as of September 30, 2025	$6,684
Settlement of contingent consideration	(5,887)
Change in fair value, including accretion	$203
Balance as of June 30, 2026	$1,000
We determined the carrying value of our cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses, floor plan notes payable, term note payable with Truist Bank, and company vehicle notes payable approximate their fair values because of the nature of their terms and current market rates of these instruments. Derivative and hedging instruments are recorded at fair value as discussed in Note 10.
13.    Restructuring and Impairment
During the nine months ended June 30, 2026, the Company recorded impairment charges to reduce the carrying value of certain identifiable intangible assets to their estimated fair value, as discussed in Note 7. In addition, the Company recorded impairment charges to adjust the carrying value of assets held for sale to their estimated fair value, less costs to sell, based on the expected fair value of the disposal group. Further, the Company underwent various restructuring activities primarily related to the closure of certain locations and a reduction of headcount. The Company recognized $0.3 million in restructuring and impairment charges during the three months ended June 30, 2026, which were recorded within restructuring and impairment in the unaudited consolidated statement of operations. $0.2 million and $0.1 million was reported in the Dealership and Distribution reporting segments, respectively.
The Company recognized $14.3 million in restructuring and impairment charges during the nine months ended June 30, 2026, which were recorded within restructuring and impairment in the unaudited consolidated statement of operations. $6.3 million and $8.0 million was reported in the Dealership and Distribution reporting segments, respectively.
During the nine months ended June 30, 2025, the Company underwent various restructuring actions, primarily a reduction of headcount, closure of certain locations and inventory adjustments related to the cancellation of certain dealer agreements. As a result of the restructuring activities, the Company recognized $0.7 million in restructuring charges during the three months ended June 30, 2025, of which $0.2 million was recorded in restructuring and impairment and $0.5 million was recorded in new boat cost of sales in the unaudited consolidated statement of operations. Of the $0.7 million restructuring charges, $0.5 million and $0.2 million was reported in the Dealership and Distribution reporting segments, respectively.
The Company recognized $3.0 million in restructuring charges during the nine months ended June 30, 2025, of which $1.5 million was recorded in restructuring and impairment and $1.5 million was recorded in new boat cost of sales in the unaudited consolidated statement of operations. Of the $3.0 million restructuring charges, $1.6 million and $1.4 million was reported in the Dealership and Distribution reporting segments, respectively.
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
Our effective tax rates of 46.9% and 24.7% for the three months ended June 30, 2026 and 2025, respectively, and -37.5% and 36.8% for the nine months ended June 30, 2026 and 2025, respectively, differ from statutory rates primarily due to the impact of limitations on officer's compensation and for the nine months ended June 30, 2026, the disposition of OBCI.
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

Table of Content
As of June 30, 2026 and September 30, 2025, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination in the US Federal and certain state tax jurisdictions for the tax years beginning with the year ended September 30, 2023.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the owners of OneWater LLC. As of June 30, 2026 and September 30, 2025, our undiscounted liability under the Tax Receivable Agreement was $37.5 million, representing 85% of the calculated net cash savings in U.S. federal, state and local income tax and franchise tax that OneWater Inc anticipates realizing in future years from the result of certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each as defined in the fourth amended and restated limited liability company agreement of OneWater LLC (the “OneWater LLC Agreement”)).
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact our ability to make payments under the Tax Receivable Agreement. We have determined it is more likely than not that we will be able to utilize all of our deferred tax assets subject to the Tax Receivable Agreement; therefore, we have recorded a liability under the Tax Receivable Agreement related to the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of OneWater Inc’s acquisition of OneWater LLC Units pursuant to an exercise of the Redemption Right or Call Right (each as defined in the OneWater LLC Agreement). If we determine the utilization of these deferred tax assets is not more-likely-than-not in the future, our estimate of amounts to be paid under the Tax Receivable Agreement would be reduced. In this scenario, the reduction of the liability under the Tax Receivable Agreement would result in a benefit to our consolidated statements of operations.
15.    Commitments and Contingencies
Employment Agreements
The Company is party to employment agreements with certain executives, which provide for compensation, other benefits and severance payments under certain circumstances. The Company also has consulting and noncompete agreements in place with previous owners of acquired companies.
Claims and Litigation
The Company is involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company, as of June 30, 2026, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
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

Table of Content
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
17.    Related Party Transactions
In accordance with agreements approved by the Board, we purchased inventory, in conjunction with our retail sale of the products, from certain entities affiliated with the Company. Total purchases incurred under these arrangements were $35.9 million and $28.4 million for the three months ended June 30, 2026 and 2025, respectively, and $112.3 million and $118.8 million for the nine months ended June 30, 2026 and 2025, respectively.
In accordance with agreements approved by the Board, certain entities affiliated with the Company receive fees for rent of commercial property. Total expenses incurred under these arrangements were $0.8 million for each of the three months ended June 30, 2026 and 2025 and $2.4 million and $2.8 million for the nine months ended June 30, 2026 and 2025, respectively.
In accordance with agreements approved by the Board, the Company received fees from certain entities and individuals affiliated with the Company for goods and services. Total fees recorded under these arrangements were $0.1 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $3.3 million for the nine months ended June 30, 2026 and 2025, respectively.
In connection with transactions noted above, the Company owed $5.4 million and $4.9 million as recorded within accounts payable as of June 30, 2026 and September 30, 2025, respectively. Additionally, the Company had less than $0.1 million recorded within accounts receivable as of June 30, 2026. No amounts were recorded within accounts receivable as of September 30, 2025.
In connection with the Tax Receivable Agreement, the Company owed $33.5 million as recorded within current portion of tax receivable agreement liability and tax receivable agreement liability on the unaudited condensed consolidated balance sheets at June 30, 2026 and September 30, 2025. See further discussion of our Tax Receivable Agreement in Note 14.
18.    Segment Information
We report our operations through two reportable segments: (1) Dealership and (2) Distribution. See Note 2 for more information about our segments. The Company evaluates performance and allocates resources for all of its reportable segments based on metrics such as segment revenues and segment income. These segment profit metrics are consistent across all segments. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Table of Content
Reportable segment financial information for the three and nine months ended June 30, 2026 and 2025 is as follows:

Dealership:	Three Months Ended June 30,
	2026	2025
Revenues:
New boat	$319,960	$326,134
Pre-owned boat	121,058	125,941
Finance & insurance income	17,293	17,782
Service, parts & other	43,061	42,904
Total revenues	501,372	512,761

Cost of sales:
New boat (1)	262,826	273,691
Pre-owned boat	96,559	103,406
Service, parts & other	23,613	21,234
Total cost of sales	382,998	398,331

Selling, general and administrative expenses (2)	75,427	76,454
Interest expense - floor plan	6,763	7,340
Segment income	$36,184	$30,636

(1) Cost of sales - new boat excludes restructuring impairment charges.
(2) Selling, general and administrative expenses exclude equity-based compensation.

Distribution:	Three Months Ended June 30,
	2026	2025
Revenues:
Service, parts & other	29,339	40,103
Cost of sales:
Service, parts & other (1)	19,955	24,669

Selling, general and administrative expenses	7,810	13,225
Segment income	1,574	2,209

(1) Cost of sales - Service, parts & other excludes depreciation and amortization

	Three Months Ended June 30,
Reconciliation of segment income:	2026	2025
Dealership segment income	36,184	30,636
Distribution segment income	1,574	2,209
Segment income	37,758	32,845
Interest expense - other	(7,070)	(9,041)
Restructuring and impairment	(304)	(727)
Change in fair value of contingent consideration	—	(144)
Equity-based compensation	(4,006)	(2,459)
Transaction costs	(210)	(175)
Depreciation and amortization	(4,352)	(6,301)
Other income, net	150	224
Net income before income tax expense	21,966	14,222

Table of Content

	Three Months Ended June 30,
Interest expense - other:	2026	2025
Dealership segment	7,070	9,041
Distribution segment	—	—
Total interest expense - other	7,070	9,041

Dealership:	Nine Months Ended June 30,
	2026	2025
Revenues:
New boat	825,267	883,631
Pre-owned boat	285,840	272,467
Finance & insurance income	40,206	42,185
Service, parts & other	109,748	108,393
Total revenues	1,261,061	1,306,676

Cost of sales:
New boat (1)	681,366	742,982
Pre-owned boat	229,022	222,865
Service, parts & other	56,131	52,145
Total cost of sales	966,519	1,017,992

Selling, general and administrative expenses (2)	217,988	216,208
Interest expense - floor plan	20,530	21,870
Segment income	56,024	50,606

(1) Cost of sales - new boat excludes restructuring impairment charges.
(2) Selling, general and administrative expenses exclude equity-based compensation.

Distribution:	Nine Months Ended June 30,
	2026	2025
Revenues:
Service, parts & other	92,504	105,523
Cost of sales:
Service, parts & other (1)	63,506	67,456

Selling, general and administrative expenses	27,319	36,064
Segment income	1,679	2,003

(1) Cost of sales - Service, parts & other excludes depreciation and amortization

Table of Content

	Nine Months Ended June 30,
Reconciliation of segment income:	2026	2025
Dealership segment income	56,024	50,606
Distribution segment income	1,679	2,003
Segment income	57,703	52,609
Interest expense - other	(23,051)	(27,129)
Restructuring and impairment	(14,330)	(3,013)
Change in fair value of contingent consideration	(203)	(452)
Equity-based compensation	(8,947)	(6,717)
Transaction costs	(2,846)	(1,111)
Depreciation and amortization	(13,795)	(18,509)
Other expense, net	(1,031)	(853)
Net loss before income tax expense (benefit)	(6,500)	(5,175)

	Nine Months Ended June 30,
Interest expense - other:	2026	2025
Dealership segment	23,051	27,129
Distribution segment	—	—
Total interest expense - other	23,051	27,129

Assets:	June 30, 2026	September 30, 2025
Dealership segment	1,243,700	1,276,828
Distribution segment	60,311	126,997
Total Assets	1,304,011	1,403,825

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
Overview
We believe that we are one of the largest and fastest-growing marine retailers in the United States with 91 dealerships, 6 distribution centers/warehouses and multiple online marketplaces as of June 30, 2026. Our dealer groups are located within highly attractive markets throughout the Southeast, Gulf Coast, Mid-Atlantic and Northeast, many of which are in the top twenty states for marine retail expenditures. We believe that we are a market leader by volume in sales of premium boats in many of the markets in which we operate. In addition to boat sales, we also generate sales from related products including finance & insurance and service, parts & other sales. Our sales of marine parts and accessories expanded with the acquisitions of T-H Marine Supplies, LLC (“T-H Marine”) and, prior to the completed sale on February 2, 2026, Ocean Bio-Chem, LLC (f/k/a Ocean Bio-Chem, Inc.) ("Ocean Bio-Chem").
We report our operations through two reportable segments: Dealership and Distribution.
As of June 30, 2026, the Dealership segment includes operations of 91 dealerships in 17 states including Florida, Texas, Alabama and Georgia, among others, and represents 94% and 93% of revenues for the three and nine months ended June 30, 2026, respectively. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, performs repairs and maintenance services, offers marine-related parts and accessories and offers slip and storage accommodations in certain locations. In fiscal year 2025, we sold over 9,500 new and pre-owned boats, many of which were sold to customers who had a trade-in or with whom we otherwise had established relationships. The combination of our significant scale, diverse inventory and revenue streams, access to premium boat brands and meaningful brand equity enables us to provide a consistently professional experience as reflected by the number of our repeat customers and Dealership same-store sales growth.
As of June 30, 2026, the Distribution segment includes the activity of our fully-owned businesses, Central Assets & Operations, LLC d/b/a PartsVu and T-H Marine and its subsidiaries, which together operate 6 distribution centers/warehouses in Alabama, Florida, and Oklahoma and represents 6% and 7% of revenues for the three and nine months ended June 30, 2026, respectively. Prior to completion of the sale on February 2, 2026, the Distribution segment also included the activity of Ocean Bio-Chem and its subsidiaries. The Distribution segment engages in the manufacturing, assembly and distribution of primarily marine-related products for sale to distributors, big box retailers, online retailers and direct to consumers. We offer a wide array of branded parts and accessories including jack plates, rigging parts, plumbing components, LED lighting, storage systems, and appearance, cleaning, and maintenance products for the marine and ancillary industries. All revenue for the Distribution segment is reported in service, parts & other in our consolidated statements of operations.
We were formed in 2014 as OneWater LLC through the combination of Singleton Marine and Legendary Marine, which created a marine retail platform that collectively owned and operated 19 dealerships. Since the combination in 2014, we have acquired multiple additional dealerships, distribution centers/warehouses and online marketplaces through 35 acquisitions and, as of June 30, 2026, operate 91 dealerships and 6 distribution centers/warehouses. Our current portfolio as of June 30, 2026 consists of multiple brands which are recognized on a local, regional or national basis. Because of this, we believe we are one of the largest and fastest-growing marine retailers in the United States based on number of dealerships and total boats sold. While we have opportunistically opened new dealerships in select markets, or launched additional parts and accessory products, we believe that it is generally more effective economically and operationally to acquire existing businesses with experienced staff and established reputations.

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
How We Evaluate Our Operations
Revenue
We have a diversified revenue profile that is comprised of new boat sales, pre-owned boat sales, finance & insurance products, repair and maintenance services, and parts and accessories sales. During different phases of the economic cycle, consumer behavior may shift away from new boats; however, we are well-positioned to generate revenue from pre-owned boats, repair and maintenance services, and parts and accessories, which have all historically increased during periods of economic uncertainty. We generate pre-owned sales from boats traded-in for new and pre-owned boats, boats purchased from customers, brokerage transactions, consignment sales and wholesale sales. We continue to focus on all aspects of our business including non-boat sales of finance & insurance products, repair and maintenance services, and parts and accessories. Although non-boat sales contributed approximately 16.9% and 18.2% to revenue in the three months ended June 30, 2026 and 2025, respectively, and 17.9% and 18.1% to revenue in the nine months ended June 30, 2026 and 2025, respectively, due to the higher gross margin on these product and service lines, non-boat sales contributed 36.0% and 42.1% to gross profit in the three months ended June 30, 2026 and 2025, respectively, and 37.7% and 41.6% to gross profit in the nine months ended June 30, 2026 and 2025, respectively. We have also diversified our business across geographies, dealership types (e.g., fresh water and salt water), and product offerings (e.g., focus on parts and accessories businesses through our Distribution segment) in order to reduce the effects of seasonality and cyclicality of our business. In addition to seasonality, revenue and operating results may be significantly affected by quarter-to-quarter changes in economic conditions, manufacturer incentive programs, adverse weather conditions and other developments outside of our control.
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
This acquisition is fully reflected in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and partially reflected in our unaudited condensed consolidated statements of operations for the nine months ended June 30, 2025.
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
The disposition is fully reflected in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2026. For the nine months ended June 30, 2026, the disposed business contributed to results for the period prior to the disposition date and, accordingly, the effects of the disposition are only partially reflected. There were no dispositions during the fiscal year ended September 30, 2025.
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

Table of Content
from time to time, we may consider expanding or cancelling certain dealer agreements, which could impact our future revenues and gross profit. Any dispositions we make may impact the comparability of our future results of operations to our historical results. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
Results of Operations
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$319,960	60.3%	$326,134	59.0%	$(6,174)	-1.9%
Pre-owned boat	121,058	22.8%	125,941	22.8%	(4,883)	-3.9%
Finance & insurance income	17,293	3.3%	17,782	3.2%	(489)	-2.7%
Service, parts & other	72,400	13.6%	83,007	15.0%	(10,607)	-12.8%
Total revenues	530,711	100.0%	552,864	100.0%	(22,153)	-4.0%

Gross Profit
New boat	57,134	10.8%	51,950	9.4%	5,184	10.0%
Pre-owned boat	24,499	4.6%	22,535	4.1%	1,964	8.7%
Finance & insurance	17,293	3.3%	17,782	3.2%	(489)	-2.7%
Service, parts & other	28,555	5.4%	36,396	6.6%	(7,841)	-21.5%
Total gross profit	127,481	24.0%	128,663	23.3%	(1,182)	-0.9%

Selling, general and administrative expenses	87,243	16.4%	92,138	16.7%	(4,895)	-5.3%
Depreciation and amortization	4,075	0.8%	5,593	1.0%	(1,518)	-27.1%
Transaction costs	210	—%	175	—%	35	20.0%
Change in fair value of contingent consideration	—	—%	144	—%	(144)	-100.0%
Restructuring and impairment	304	0.1%	234	—%	70	29.9%

Income from operations	35,649	6.7%	30,379	5.5%	5,270	17.3%

Interest expense – floor plan	6,763	1.3%	7,340	1.3%	(577)	-7.9%
Interest expense – other	7,070	1.3%	9,041	1.6%	(1,971)	-21.8%
Other (income) expense, net	(150)	—%	(224)	—%	74	-33.0%
Net income before income tax expense	21,966	4.1%	14,222	2.6%	7,744	54.5%
Income tax expense	10,293	1.9%	3,507	0.6%	6,786	193.5%
Net income	11,673	2.2%	10,715	1.9%	958	8.9%
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC	—		—
Net income attributable to OneWater Marine Inc.	$11,673		$10,715
Revenue
Overall, revenue decreased by $22.2 million, or 4.0%, to $530.7 million for the three months ended June 30, 2026 from $552.9 million for the three months ended June 30, 2025. Revenue decreased primarily due to a decrease in unit sales for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Overall, the revenue decrease was primarily attributable to a $10.6 million decrease in service, parts & other sales, a $6.2 million decrease in new boat sales, and a $4.9 million decrease in pre-owned boat sales for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
New Boat Sales
New boat sales decreased by $6.2 million, or 1.9%, to $320.0 million for the three months ended June 30, 2026 from $326.1 million for the three months ended June 30, 2025. The decrease was primarily driven by lower unit sales, partially offset by higher average price

Table of Content
per unit. The decline in new boat sales was primarily attributable to the impact of strategic brand exits completed during the prior year; excluding those brands, new boat sales increased year over year.
Pre-owned Boat Sales
Pre-owned boat sales decreased by $4.9 million, or 3.9%, to $121.1 million for the three months ended June 30, 2026 from $125.9 million for the three months ended June 30, 2025. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The decrease in pre-owned boat sales was primarily attributable to lower unit sales, reflecting a challenging comparison to the prior year period, during which pre-owned boat sales increase of 18%.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $0.5 million, or 2.7%, to $17.3 million for the three months ended June 30, 2026 from $17.8 million for the three months ended June 30, 2025. The decrease was primarily due to the decrease in new boat and pre-owned boat sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $10.6 million, or 12.8%, to $72.4 million for the three months ended June 30, 2026 from $83.0 million for the three months ended June 30, 2025. The decrease in service, parts & other sales is attributable to the sale of Ocean Bio-Chem. Excluding the impact of the disposition, service, parts & other sales increased. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $29.3 million and $40.1 million for the three months ended June 30, 2026 and 2025, respectively.
Gross Profit
Gross profit decreased by $1.2 million, or 0.9%, to $127.5 million for the three months ended June 30, 2026 from $128.7 million for the three months ended June 30, 2025. This decrease was primarily due to the decrease in revenues for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, partially offset by the increase in gross margin. Gross margin increased 70 basis points to 24.0% for the three months ended June 30, 2026 from 23.3% for the three months ended June 30, 2025 due to the factors noted below.
New Boat Gross Profit
New boat gross profit increased by $5.2 million, or 10.0%, to $57.1 million for the three months ended June 30, 2026 from $52.0 million for the three months ended June 30, 2025. Gross profit margin increased to 17.9% for the three months ended June 30, 2026 as compared to 15.9% in the three months ended June 30, 2025. The increase was primarily attributable to new boat pricing and the impact of portfolio optimization actions taken in the previous fiscal year.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit increased by $2.0 million, or 8.7%, to $24.5 million for the three months ended June 30, 2026 from $22.5 million for the three months ended June 30, 2025. The increase in pre-owned gross profit was driven by margin expansion. Pre-owned boat gross profit margin was 20.2% and 17.9% for the three months ended June 30, 2026 and 2025, respectively. The increase in gross profit margin was primarily due to a favorable model mix of pre-owned boat sales and the continued strength of customer demand.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $0.5 million, or 2.7%, to $17.3 million for the three months ended June 30, 2026 from $17.8 million for the three months ended June 30, 2025. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $7.8 million, or 21.5%, to $28.6 million for the three months ended June 30, 2026 from $36.4 million for the three months ended June 30, 2025. The decrease in gross profit was the result of a decrease in Distribution segment sales as a result of the disposition of Ocean Bio-Chem. Service, parts & other gross profit margin was 39.4% and 43.8% for the three months ended June 30, 2026 and 2025, respectively. The decrease in gross profit margin was primarily driven by a shift in sales mix following the disposition of OBCI.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.9 million, or 5.3%, to $87.2 million for the three months ended June 30, 2026 from $92.1 million for the three months ended June 30, 2025. This decrease was primarily due to previously implemented cost saving actions and ongoing expense management, partially offset by an increase in variable personnel costs, primarily sales commissions due to higher new and pre-owned gross profit. Selling, general and administrative expenses as a percentage of revenue decreased to 16.4% from 16.7% for the three months ended June 30, 2026 and 2025, respectively, primarily due to cost reduction actions.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.5 million, or 27.1%, to $4.1 million for the three months ended June 30, 2026 compared to $5.6 million for the three months ended June 30, 2025. The decrease in depreciation and amortization expense was primarily attributable to a reduction in amortization of intangible assets due to the prior year impairment charge as well as the impact of the Ocean Bio-Chem disposition.
Transaction Costs
Transaction costs remained flat at $0.2 million for the three months ended June 30, 2026 and the three months ended June 30, 2025. The stability was primarily attributable to consistent acquisition and disposal activity across both periods.
Change in Fair Value of Contingent Consideration
During the three months ended June 30, 2026, we recognized no charges related to the change in fair value of contingent consideration compared to $0.1 million of charges related to accretion of contingent consideration liabilities during the three months ended June 30, 2025.
Restructuring and Impairment
During the three months ended June 30, 2026 and June 30, 2025, we recognized charges of $0.3 million and $0.2 million, respectively, primarily related to headcount reductions.
Income from Operations
Income from operations increased $5.3 million, or 17.3%, to $35.6 million for the three months ended June 30, 2026 compared to $30.4 million for the three months ended June 30, 2025. The increase was primarily attributable to the $4.9 million decrease in selling, general and administrative expenses and the $1.5 million decrease in depreciation and amortization, partially offset by the $1.2 million decrease in gross profit for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Interest Expense – Floor Plan
Interest expense – floor plan decreased $0.6 million, or 7.9%, to $6.8 million for the three months ended June 30, 2026 compared to $7.3 million for the three months ended June 30, 2025. Floor plan related interest expense decreased primarily due to the decrease in both the average floor plan borrowings and interest rates for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Interest Expense – Other
Interest expense – other decreased $2.0 million, or 21.8%, to $7.1 million for the three months ended June 30, 2026 compared to $9.0 million for the three months ended June 30, 2025. The decrease in interest expense – other was primarily attributable to a lower average outstanding debt balance resulting from debt repayments, as well as lower interest rates.
Other (Income) Expense, Net
Other (income) expense, net was flat at $0.2 million of income for each of the three months ended June 30, 2026 and June 30, 2025.
Income Tax Expense
Income tax expense increased by $6.8 million, or 193.5%, to $10.3 million of income tax expense for the three months ended June 30, 2026 compared to $3.5 million of income tax expense for the three months ended June 30, 2025. Our effective tax rates were 46.9% and 24.7% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rates differ from statutory rates primarily due to limitations on the deductibility of officer's compensation and the impact of other permanent and temporary tax differences.

Table of Content
Net Income
Net income increased by $1.0 million to $11.7 million for the three months ended June 30, 2026 compared to $10.7 million for the three months ended June 30, 2025. The increase was primarily attributable to the $5.3 million increase in income from operations and a $2.0 million decrease in interest expense - other, slightly offset by a $6.8 million increase in income tax expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Results of Operations
Nine Months Ended June 30, 2026, Compared to Nine Months Ended June 30, 2025

	For the Nine Months Ended June 30, 2026		For the Nine Months Ended June 30, 2025		$ Change	% Change
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues:
New boat	$825,267	61.0%	$883,631	62.6%	$(58,364)	-6.6%
Pre-owned boat	285,840	21.1%	272,467	19.3%	13,373	4.9%
Finance & insurance income	40,206	3.0%	42,185	3.0%	(1,979)	-4.7%
Service, parts & other	202,252	14.9%	213,916	15.1%	(11,664)	-5.5%
Total revenues	1,353,565	100.0%	1,412,199	100.0%	(58,634)	-4.2%

Gross Profit
New boat	143,901	10.6%	139,109	9.9%	4,792	3.4%
Pre-owned boat	56,818	4.2%	49,602	3.5%	7,216	14.5%
Finance & insurance	40,206	3.0%	42,185	3.0%	(1,979)	-4.7%
Service, parts & other	81,479	6.0%	92,232	6.5%	(10,753)	-11.7%
Total gross profit	322,404	23.8%	323,128	22.9%	(724)	-0.2%

Selling, general and administrative expenses	254,254	18.8%	258,989	18.3%	(4,735)	-1.8%
Depreciation and amortization	12,659	0.9%	16,426	1.2%	(3,767)	-22.9%
Transaction costs	2,846	0.2%	1,111	0.1%	1,735	156.2%
Change in fair value of contingent consideration	203	—%	452	—%	(249)	-55.1%
Restructuring and impairment	14,330	1.1%	1,473	0.1%	12,857	872.8%

Income from operations	38,112	2.8%	44,677	3.2%	(6,565)	-14.7%

Interest expense – floor plan	20,530	1.5%	21,870	1.5%	(1,340)	-6.1%
Interest expense – other	23,051	1.7%	27,129	1.9%	(4,078)	-15.0%
Other (income) expense, net	1,031	0.1%	853	0.1%	178	20.9%
Net loss before income tax expense (benefit)	(6,500)	-0.5%	(5,175)	-0.4%	(1,325)	25.6%
Income tax expense (benefit)	2,439	0.2%	(1,903)	-0.1%	4,342	-228.2%
Net loss	(8,939)	-0.7%	(3,272)	-0.2%	(5,667)	173.2%
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC	—		1,648
Net loss attributable to OneWater Marine Inc.	$(8,939)		$(1,624)
Revenue
Overall, revenue decreased by $58.6 million, or 4.2%, to $1,353.6 million for the nine months ended June 30, 2026 from $1,412.2 million for the nine months ended June 30, 2025. Revenue decreased due to a decrease in new and pre-owned unit sales for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025. Overall, the revenue decrease was primarily attributable to a $58.4 million decrease in new boat sales and a $11.7 million decrease in service, parts & other revenue, partially offset by a $13.4 million increase in pre-owned boat sales for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025.

Table of Content
New Boat Sales
New boat sales decreased by $58.4 million, or 6.6%, to $825.3 million for the nine months ended June 30, 2026 from $883.6 million for the nine months ended June 30, 2025. The decrease was primarily attributable to a decrease in unit sales, partially offset by an increase in average sales price. The decline in new boat sales was primarily attributable to the impact of strategic brand exits completed during the prior year; excluding those brands, new boat sales increased year over year.
Pre-owned Boat Sales
Pre-owned boat sales increased by $13.4 million, or 4.9%, to $285.8 million for the nine months ended June 30, 2026 from $272.5 million for the nine months ended June 30, 2025. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage, consigned and wholesale), which causes periodic and seasonal fluctuations in the average sales price. The increase in pre-owned boat sales was primarily attributable to an increase in average unit price.
Finance & Insurance Income
We generate revenue from arranging finance & insurance products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies. Finance & insurance income decreased by $2.0 million, or 4.7%, to $40.2 million for the nine months ended June 30, 2026 from $42.2 million for the nine months ended June 30, 2025. The decrease was primarily due to a decrease in new boat sales. We remain very focused on improving sales of finance & insurance products throughout our dealer network and implementing best practices at acquired dealer groups and existing dealerships. Finance & insurance income is recorded net of related fees, including fees charged back due to any early cancellation of loan or insurance contracts by a customer. Since finance & insurance income is fee-based, we do not incur any related cost of sale.
Service, Parts & Other Sales
Service, parts & other sales decreased by $11.7 million, or 5.5%, to $202.3 million for the nine months ended June 30, 2026 from $213.9 million for the nine months ended June 30, 2025. Revenues for the Distribution segment are reported in service, parts & other sales and totaled $92.5 million and $105.5 million for the nine months ended June 30, 2026 and 2025, respectively. The decrease in revenue in the Distribution segment was partially offset by an increase in revenue in our Dealership segment. The decrease in revenue in the Distribution segment is primarily due to the sale of Ocean Bio-Chem during the nine months ended June 30, 2026.
Gross Profit
Gross profit decreased by $0.7 million, or 0.2%, to $322.4 million for the nine months ended June 30, 2026 from $323.1 million for the nine months ended June 30, 2025. Gross margin increased 90 basis points to 23.8% for the nine months ended June 30, 2026 from 22.9% for the nine months ended June 30, 2025 due to the factors noted below.
New Boat Gross Profit
New boat gross profit increased by $4.8 million, or 3.4%, to $143.9 million for the nine months ended June 30, 2026 from $139.1 million for the nine months ended June 30, 2025, despite declining revenues. This increase was primarily due to improvements in new boat gross profit margin. New boat gross profit margin was 17.4% for the nine months ended June 30, 2026 as compared to 15.7% in the nine months ended June 30, 2025. The increase was primarily due to new boat pricing and the impact of portfolio optimization actions taken in the previous fiscal year.
Pre-owned Boat Gross Profit
Pre-owned boat gross profit increased by $7.2 million, or 14.5%, to $56.8 million for the nine months ended June 30, 2026 from $49.6 million for the nine months ended June 30, 2025. This increase was due to the increase in pre-owned boat gross profit margins and the increase in pre-owned boat sales. Pre-owned boat gross profit margin was 19.9% and 18.2% for the nine months ended June 30, 2026 and 2025, respectively. The increase was primarily due to a favorable model mix of pre-owned boat sales.
Finance & Insurance Gross Profit
Finance & insurance gross profit decreased by $2.0 million, or 4.7%, to $40.2 million for the nine months ended June 30, 2026 from $42.2 million for the nine months ended June 30, 2025. Finance & insurance income is fee-based revenue for which we do not recognize incremental cost of sales.
Service, Parts & Other Gross Profit
Service, parts & other gross profit decreased by $10.8 million, or 11.7%, to $81.5 million for the nine months ended June 30, 2026 from $92.2 million for the nine months ended June 30, 2025. The decrease was due to the decrease in service, parts & other sales, primarily attributable to the disposition of Ocean Bio-Chem, as well as the decrease in the service, parts & other gross profit margin. Service, parts & other gross profit margin was 40.3% and 43.1% for the nine months ended June 30, 2026 and 2025, respectively. The decrease in gross profit margin was primarily driven by a shift in sales mix following the disposition which historically generated higher gross margins.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.7 million, or 1.8%, to $254.3 million for the nine months ended June 30, 2026 compared to $259.0 million for the nine months ended June 30, 2025. This decrease was primarily due to previously implemented cost saving actions and ongoing expense management, partially offset by an increase in variable personnel costs. Selling, general and administrative expenses as a percentage of revenue increased to 18.8% from 18.3% for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025. The increase in selling, general and administrative expenses as a percentage of revenue was driven by higher variable personnel costs, primarily sales commissions due to higher new and pre-owned gross profit.
Depreciation and Amortization
Depreciation and amortization expense decreased by $3.8 million, or 22.9%, to $12.7 million for the nine months ended June 30, 2026 compared to $16.4 million for the nine months ended June 30, 2025. The decrease in depreciation and amortization expense for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 was primarily attributable to a reduction in amortization of intangible assets due to the prior year impairment charge as well as the impact of the Ocean Bio-Chem disposition.
Transaction Costs
Transaction costs increased by $1.7 million, or 156.2%, to $2.8 million for the nine months ended June 30, 2026 compared to $1.1 million for the nine months ended June 30, 2025. The increase in transaction costs was primarily attributable to costs associated with the sale of Ocean Bio-Chem during the nine months ended June 30, 2026.
Change in Fair Value of Contingent Consideration
During the nine months ended June 30, 2026, we recognized expense of $0.2 million related to accretion of contingent consideration liabilities. During the nine months ended June 30, 2025, we recognized expense of $0.5 million related to updated forecasts and accretion of contingent consideration liabilities.
Restructuring and Impairment
During the nine months ended June 30, 2026, we recognized a loss of $14.3 million, primarily to adjust the carrying value of assets held for sale to their estimated fair value, less costs to sell, as well as impairment charges to reduce the carrying value of certain identifiable intangible assets to their estimated fair value. During the nine months ended June 30, 2025, we recognized a loss of $3.0 million related to other various restructuring activities, of which $1.5 million was recorded in restructuring and impairment and $1.5 million was recorded in new boat cost of sales in the unaudited consolidated statement of operations.
Income from Operations
Income from operations decreased by $6.6 million, or 14.7%, to $38.1 million for the nine months ended June 30, 2026 compared to $44.7 million for the nine months ended June 30, 2025. The decrease was primarily attributable to a $12.9 million increase in restructuring and impairment and a $1.7 million increase in transaction costs, partially offset by a $4.7 million decrease in selling, general and administrative expenses and a $3.8 million decrease in depreciation and amortization for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025.
Interest Expense – Floor Plan
Interest expense – floor plan decreased by $1.3 million, or 6.1%, to $20.5 million for the nine months ended June 30, 2026 compared to $21.9 million for the nine months ended June 30, 2025. Floor plan related interest expense decreased primarily due to a decrease in both the average floor plan borrowings and interest rates for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025.
Interest Expense – Other
Interest expense – other decreased by $4.1 million, or 15.0%, to $23.1 million for the nine months ended June 30, 2026 compared to $27.1 million for the nine months ended June 30, 2025. The decrease in interest expense – other was primarily attributable to a lower average outstanding debt balance resulting from debt repayments, as well as lower interest rates.
Other (Income) Expense, Net
Other (income) expense, net remained flat at $1.0 million of expense for the nine months ended June 30, 2026 compared to $0.9 million of expense for the nine months ended June 30, 2025.

Table of Content
Income Tax Expense
Income tax expense changed by $4.3 million, or 228.2%, to $2.4 million income tax expense for the nine months ended June 30, 2026 compared to an income tax benefit of $1.9 million for the nine months ended June 30, 2025. The change was primarily attributable to the impact of the Ocean Bio-Chem disposition as well as limitations on the deductibility of officer's compensation and the impact of other permanent and temporary tax differences.
Net Loss
Net loss increased by $5.7 million to $8.9 million for the nine months ended June 30, 2026 compared to $3.3 million for the nine months ended June 30, 2025. The increase was primarily attributable to a $6.6 million decrease in income from operations and a $4.3 million increase in income tax expense, partially offset by a $4.1 million decrease in interest expense - other and a $1.3 million decrease in interest expense - floor plan for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025.
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
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change
Net income	$11,673	$10,715	$958
Interest expense – other	7,070	9,041	(1,971)
Income tax expense	10,293	3,507	6,786
Depreciation and amortization	4,352	6,301	(1,949)
Stock-based compensation	4,006	2,459	1,547
Change in fair value of contingent consideration	—	144	(144)
Transaction costs	210	175	35
Restructuring and impairment	304	727	(423)
Other (income) expense, net	(150)	(224)	74
Adjusted EBITDA	$37,758	$32,845	$4,913
Adjusted EBITDA was $37.8 million for the three months ended June 30, 2026 compared to $32.8 million for the three months ended June 30, 2025. The increase in Adjusted EBITDA resulted primarily from the decrease in selling, general and administrative expenses, partially offset by the decrease in gross profit for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Nine Months Ended June 30, 2026, Compared to Nine Months Ended June 30, 2025

	Nine Months Ended June 30,
($ in thousands)	2026	2025	Change
Net loss	$(8,939)	$(3,272)	$(5,667)
Interest expense – other	23,051	27,129	(4,078)
Income tax expense (benefit)	2,439	(1,903)	4,342
Depreciation and amortization	13,795	18,509	(4,714)
Stock-based compensation	8,947	6,717	2,230
Change in fair value of contingent consideration	203	452	(249)
Transaction costs	2,846	1,111	1,735
Restructuring and impairment	14,330	3,013	11,317
Other (income) expense, net	1,031	853	178
Adjusted EBITDA	$57,703	$52,609	$5,094
Adjusted EBITDA was $57.7 million for the nine months ended June 30, 2026 compared to $52.6 million for the nine months ended June 30, 2025. The increase in Adjusted EBITDA resulted primarily from the decrease in selling, general and administrative expenses and the decrease in interest expense - floor plan, partially offset by the decrease in gross profit for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025.
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

Table of Content
The following tables present a reconciliation of Adjusted Net Income Attributable to OneWater Marine Inc. to net income attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share to net earnings per share of Class A common stock - diluted, which are the most directly comparable GAAP measures for the periods presented.
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
Description	2026	2025	Change
	($ in thousands)
Net income attributable to OneWater Marine Inc.	$11,673	$10,715	$958
Transaction costs	210	175	35
Intangible amortization	570	2,167	(1,597)
Change in fair value of contingent consideration	—	144	(144)
Restructuring and impairment	304	727	(423)
Other expense (income), net	(150)	(224)	74
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	—	—
Adjustments to income tax expense (2)	(234)	(687)	453
Adjusted net income attributable to OneWater Marine Inc.	$12,373	$13,017	$(644)

Net earnings per share of Class A common stock - diluted	$0.69	$0.65	$0.04
Transaction costs	0.01	0.01	—
Intangible amortization	0.03	0.13	(0.10)
Change in fair value of contingent consideration	—	0.01	(0.01)
Restructuring and impairment	0.02	0.04	(0.02)
Other expense (income), net	(0.01)	(0.01)	—
Net income attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	—	—
Adjustments to income tax expense (2)	(0.01)	(0.04)	0.03
Adjustment for dilutive shares (3)	—	—	—
Adjusted earnings per share of Class A common stock - diluted	$0.73	$0.79	$(0.06)

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
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $12.4 million and $0.73, respectively, for the three months ended June 30, 2026 compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share of $13.0 million and $0.79, respectively, for the three months ended June 30, 2025. The decrease in Adjusted Net Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit and the increase in income tax expense, partially offset by the decrease in selling, general and administrative expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease in Adjusted Diluted Earnings Per Share resulted from the decrease in Adjusted Net Income Attributable to OneWater Marine Inc.

Table of Content

Nine Months Ended June 30, 2026, Compared to Nine Months Ended June 30, 2025

	Nine Months Ended June 30,
Description	2026	2025	Change
	($ in thousands)
Net loss attributable to OneWater Marine Inc.	$(8,939)	$(1,624)	$(7,315)
Transaction costs	2,846	1,111	1,735
Intangible amortization	1,676	6,437	(4,761)
Change in fair value of contingent consideration	203	452	(249)
Restructuring and impairment	14,330	3,013	11,317
Other expense (income), net	1,031	853	178
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(568)	568
Adjustments to income tax benefit (2)	(5,022)	(2,599)	(2,423)
Adjusted net income attributable to OneWater Marine Inc.	6,125	7,075	(950)

Net loss per share of Class A common stock - diluted	$(0.54)	$(0.10)	$(0.44)
Transaction costs	0.17	0.07	0.10
Intangible amortization	0.10	0.41	(0.31)
Change in fair value of contingent consideration	0.01	0.03	(0.02)
Restructuring and impairment	0.85	0.19	0.66
Other expense (income), net	0.06	0.05	0.01
Net loss attributable to non-controlling interests of One Water Marine Holdings, LLC (1)	—	(0.04)	0.04
Adjustments to income tax benefit (2)	(0.30)	(0.17)	(0.13)
Adjustment for dilutive shares (3)	0.01	0.01	—
Adjusted earnings per share of Class A common stock - diluted	$0.36	$0.45	$(0.09)

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
Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share were $6.1 million and $0.36, respectively, for the nine months ended June 30, 2026 compared to Adjusted Net Income Attributable to OneWater Marine Inc. and Adjusted Diluted Earnings Per Share of $7.1 million and $0.45, respectively, for the nine months ended June 30, 2025. The decrease in Adjusted Net Income Attributable to OneWater Marine Inc. resulted from the decrease in gross profit and the increase in income tax expense, partially offset by the decrease in selling, general and administrative expenses for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025. The decrease in Adjusted Diluted Earnings Per Share resulted from the decrease in Adjusted Net Income Attributable to OneWater Marine Inc.

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
Cash needs for acquisitions have historically been financed with our Credit Facilities and cash generated from operations. Our ability to utilize the A&R Credit Facility to fund acquisitions depends upon Adjusted EBITDA and compliance with covenants of the A&R Credit Facility. Cash needs for inventory have historically been financed with our Inventory Financing Facility. Our ability to fund inventory purchases and operations depends on the collateral levels and our compliance with the covenants of the Inventory Financing Facility. For the reporting period ended June 30, 2026, we were in compliance with all covenants under the A&R Credit Facility and the Inventory Financing Facility.
We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Nine Months Ended June 30, 2026 and 2025
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended June 30,
($ in thousands)	2026	2025	Change
Net cash provided by operating activities	$56,512	$81,820	$(25,308)
Net cash provided by (used in) investing activities	41,498	(8,741)	50,239
Net cash used in financing activities	(83,956)	(18,462)	(65,494)
Effect of exchange rate changes on cash and restricted cash	18	(48)	66
Net change in cash and restricted cash	$14,072	$54,569	$(40,497)

Table of Content
Operating Activities. Net cash provided by operating activities was $56.5 million for the nine months ended June 30, 2026 compared to net cash provided by operating activities of $81.8 million for the nine months ended June 30, 2025. The $25.3 million decrease in cash provided by operating activities was primarily attributable to a $37.1 million decrease in the change in inventories, a $9.5 million decrease in the change in accounts receivable, and a $17.3 million decrease in the change in prepaid expenses and other current assets, partially offset by a $37.5 million increase in the change in customer deposits for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025.
Investing Activities. Net cash provided by investing activities was $41.5 million for the nine months ended June 30, 2026 compared to net cash used in investing activities of $8.7 million for the nine months ended June 30, 2025. The $50.2 million increase in cash provided by investing activities was primarily attributable to $48.7 million of proceeds from the disposition of a business for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025.
Financing Activities. Net cash used in financing activities was $84.0 million for the nine months ended June 30, 2026 compared to net cash used in financing activities of $18.5 million for the nine months ended June 30, 2025. The $65.5 million increase in financing cash outflow was primarily attributable to a $53.8 million increase in payments on long-term debt, a $7.4 million decrease in net borrowings from floor plan, and a $5.3 million decrease in proceeds on long-term debt during the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025.
Share Repurchase Program
On March 30, 2022 the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no share repurchases during the nine months ended June 30, 2026. The Company has $48.1 million remaining under the share repurchase program.
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

Table of Content
The A&R Credit Facility is subject to certain financial covenants including the maintenance of a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum liquidity measure. The A&R Credit Facility also contains non-financial covenants and restrictive provisions that, among other things, limit the ability of the Loan Parties (as defined in the A&R Credit Facility) to incur additional debt, transfer or dispose of all of their respective assets, make certain investments, loans or restricted payments and engage in certain transactions with affiliates. The A&R Credit Facility also includes events of default, borrowing conditions, representations and warranties and provisions regarding indemnification and expense reimbursement. The Company was in compliance with all covenants for the reporting period ended June 30, 2026.
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
As of June 30, 2026 and September 30, 2025, our indebtedness associated with financing our inventory under the Inventory Financing Facility totaled $404.7 million and $419.7 million, respectively. Certain of our manufacturers enter into independent agreements with the lenders to the Inventory Financing Facility, which results in a lower effective interest rate charged to us for borrowings related to the products by such manufacturer. For the nine months ended June 30, 2026 and the year ended September 30, 2025, the effective interest rate on the outstanding short-term borrowings under the Inventory Financing Facility was 6.0% and 6.2%, respectively. As of June 30, 2026 and September 30, 2025, our additional available borrowings under our Inventory Financing Facility were $92.4 million and $175.3 million, respectively, based upon the outstanding borrowings and the maximum facility amount. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. For the reporting period ended June 30, 2026, we were in compliance with all covenants under the Inventory Financing Facility.

Table of Content
Commercial Vehicles Notes Payable
We enter into notes payable with various commercial lenders in connection with our acquisition of certain vehicles utilized in our retail operations. Such notes bear interest ranging from 0.0% to 10.8% per annum, require monthly payments of approximately $80,000, and mature on dates between October 2026 to May 2032. As of June 30, 2026, we had $1.7 million outstanding under the commercial vehicles notes payable.
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
As of June 30, 2026 and September 30, 2025, our liability under the Tax Receivable Agreement was $37.5 million. To the extent OneWater LLC has available cash and subject to the terms of any current or future debt or other agreements, OneWater LLC will make cash distributions to OneWater Inc. in an amount sufficient to allow it to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect OneWater LLC to fund such distributions out of available cash. However, except in cases where OneWater Inc. elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or OneWater Inc. has available cash but fails to make payments when due, generally OneWater Inc. may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, OneWater Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. OneWater Inc. intends to account for any amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies.
Recent Accounting Pronouncements
See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our Inventory Financing Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our Inventory Financing Facility for major unit inventory is calculated using SOFR plus an applicable margin. Based on the $204.7 million outstanding balance under the Inventory Financing Facility that is not covered by interest rate swaps as of June 30, 2026, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $2.0 million. This hypothetical change does not take into account a corresponding increase to the programs that we may receive from our manufacturers or management’s ability to curtail inventory and related floor plan balances, both of which would reduce the impact of the interest rate increase.
Our A&R Credit Facility exposes us to risks caused by fluctuations in interest rates. The interest rate on our A&R Credit Facility is calculated using Term SOFR (with a 0.00% floor) plus an applicable margin. Based on the $149.9 million outstanding balance that is not covered by interest rate swaps as of June 30, 2026, a change of 100 basis points in the underlying interest rate would cause a change in interest expense of approximately $1.5 million.
As part of our strategy to mitigate the exposure risk to fluctuations in interest rates for our Inventory Financing Facility and A&R Credit Facility, we may enter into various interest rate swap agreements. As of June 30, 2026, we had two interest rate swap agreements with a combined notional principal amount of $400.0 million. The swaps are designed to provide a hedge against the changes in variable cash flows regarding fluctuations in the SOFR and Term SOFR rates which are used in calculating interest payments. All of our interest rate swaps qualify for cash flow hedge accounting. The following table provides information regarding our interest rate swaps as of June 30, 2026:

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in various legal proceedings as either the defendant or plaintiff. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management assesses the probability of losses or gains for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate. In the opinion of management, it is not reasonably probable that the pending litigation, disputes or claims against the Company as of June 30, 2026, will have a material adverse effect on its financial condition, results of operations or cash flows. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company's financial condition, liquidity or results of operations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer's Purchases of Equity Securities
On March 30, 2022, the Board authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Exchange Act, including, to the extent practicable or advisable, Rule 10b5-1 and Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements. The Company made no repurchases in the three months ended June 30, 2026. The Company has $48.1 million remaining under the share repurchase program.
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

July 31, 2026